Form 10-Q
period 1996-06-29
PERFORMANCE FOOD GROUP CO
filed 1996-08-05
CIK 908254

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-Q

         QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED JUNE 29, 1996

                        Commission File No.: 0-22192

                        PERFROMANCE FOOD GROUP COMPANY
            (Exact Name of Registrant as Specified in Its Charter)


        Tennesse                                      54-0402940
 (State or Other Jurisdiction of      (I.R.S. Employer Identification Number)
  Incorporation Or Origanization)


    6800 Paragon Place, Suite 500
    Richmond, Virginia                                 23230
 (Address Of Principal Executive                     (Zip Code)
  Offices)


  Registrant's Telephone Number,
  Including Area Code                           (804) 285-7340


  Indicate by check mark whether the Rigistrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             X      Yes                         _________ No

  As of July 31, 1996, 11,629,467 shares of the Registrant's Common Stock were outstanding.

INDEPENDENT AUDITOR'S REVIEW REPORT


The Board of Directors and Shareholders
Performance Food Group Company

We have reviewed the accompanying condensed consolidated balance sheet of Performance Food Group Company and subsidiaries as of June 29, 1996, and the related condensed consolidated statements of earnings for the three-month and six-month periods ended June 29, 1996 and July 1, 1995, and the condensed consolidated statements of cash flows for the six-month periods ended June 29, 1996 and July 1, 1995. These condensed consolidated financial statements are the responsibility of the Company's mangement.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modificiations that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting priciples.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Performance Food Group Company and subsidiaries as of December 30, 1995, and the related consolidated statements of earnings, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 7, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 30, 1995 is fairly stated, in all material respects, in relation to the consoildated balance sheet from which it has been derived.

                                          KPMG PEAT MARWICK LLP


Richmond, Virginia
July 26, 1996

                    PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

             PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES
                 Condensed Consolidated Balance Sheets
                            (In thousands)
                                                        June 29, December 30,
                                                            1996         1995
                                                       (Unaudited)

Assets

Current assets:
  Cash                                                $   3,871     $    4,235
  Trade accounts and notes receivable, net               44,638         44,264
  Inventories                                            38,627         37,844
  Other current assets                                    3,340          3,184

     Total current assets                                90,476         89,527

  Property, plant and equipment, net                     55,187         51,640
  Intangible assets, net                                 12,914         13,213
  Other assets                                              838            754

     Total assets                                     $ 159,415      $ 155,134

Liabilities and Shareholders' Equity

  Current liabilities:
    Outstanding checks in excess of deposits          $   9,130      $  13,791
    Current installments of long-term debt                  665          3,210
    Accounts payable                                     35,563         31,943
    Other current liabilities                            11,903         10,284

      Total current liabilities                          57,261         59,228

    Long-term debt, excluding current installments        3,960         31,766
    Note payable to bank                                    352          5,243
    Deferred income taxes                                 3,106          3,106

      Total liabilities                                  64,679         99,343

    Shareholders' equity                                 94,736         55,791

      Total liabilities and shareholders'equity       $ 159,415      $ 155,134

See accompanying notes to unaudited condensed consolidated financial statements.

            PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES
         Condensed Consolidated Statements of Earnings (Unaudited)
                (In thousands, except per share amounts)

                                  Three Months Ended          Six Months Ended
                                   June 29,  July 1,          June 29,  July 1,
                                    1996      1995              1996     1995


Net sales                         $ 192,451  $169,989      $ 365,510  $ 321,761
Cost of goods sold                  165,524   145,449        313,496    274,874
   Gross profit                      26,927    24,540         52,014     46,887
Operating expenses                   21,669    20,182         43,626     39,682
   Operating profit                   5,258     4,358          8,388      7,205
Other (income) expense:
   Interest expense                      90       715            434      1,453
Other, net                              (24)       70            (67)        90
   Other expense, net                    66       785            367      1,543
   Earnings before income taxes       5,192     3,573          8,021      5,662
Income tax expense                    2,053     1,398          3,170      2,213

   Net earnings                    $  3,139  $  2,175        $ 4,851   $  3,449

Net earnings per common share      $   0.26  $   0.23        $  0.43   $   0.36

Weighted average common shares and
common share equivalents outstanding 12,184     9,652         11,295      9,595

See accompanying notes to unaudited condensed consolidated financial statements.

                     PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows (Unaudited)
                                   (In thousands)
                                                          Six Months Ended
                                                         June 29,     July 1,
                                                           1996        1995

Cash flows from operating activities:
   Net earnings                                      $   4,851      $   3,449
   Adjustments to reconcile net earnings
    to net cash provided by operating activities:
     Depreciation and amortization                       2,699          2,724
     ESOP contributions applied to
       principal of ESOP debt                              200            178
     Gain on disposal of property,
       plant and equipment                                 (48)           (55)
     Changes in operating assets and liabilities,
       net of effects of companies purchased:            3,926          1,284

         Net cash provided by operating activities      11,628          7,580

Cash flows from investing activities, net of
  effects of companies purchased:
     Purchases of property, plant and equipment         (6,012)        (5,345)
     Proceeds from sale of property, plant and
       equipment                                           113            282
     Net cash paid for acquisitions                          -        (22,378)
     Increase in intangibles and other assets              (84)          (164)

         Net cash used by investing activities          (5,983)       (27,605)

Cash flows from financing activities:
     Decrease in outstanding checks in excess
        of deposits                                     (4,661)          (495)
     Net payments on note payable to bank               (4,891)        (1,812)
     Principal payments on long-term debt              (30,351)          (418)
     Proceeds from issuance of long-term debt                -         22,715
     Net proceeds from sale of common stock             33,329              -
     Proceeds from stock option, incentive and
       employee stock purchase plans                       565            225

Net cash provided (used) by financing activities        (6,009)        20,215

Net increase (decrease) in cash                           (364)           190
Cash at beginning of period                              4,235          1,638
Cash at end of period                                $   3,871      $   1,828

See accompanying notes to unaudited condensed consolidated financial statements.

               PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES
       Notes to Unaudited Condensed Consolidated Financial Statements
                     June 29, 1996 and July 1, 1995

1.      Basis of Presentation

        The accompanying condensed consolidated financial statements of Performance Food Group Company and subsidiaries (the "Company") are unaudited, with the exception of the December 30, 1995 condensed consolidated balance sheet, which was derived from the audited consolidated balance sheet in the Company's latest annual report on Form 10-K. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X. Certain amounts in the prior year have been reclassified to conform to the current year's presentation.

        In the opinion of management, the unaudited condensed consolidated financial statements contained in this report reflect all adjustments, consisting of only normal recurring accruals, which are necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

        These unaudited condensed consolidated financial statements, note disclosures and other information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

2.	Business Combinations

       	On January 3, 1995, the Company purchased all of the outstanding capital stock of Milton's Foodservice, Inc. ("Milton's"), a Georgia corporation. Milton's, a broadline distributor located in Oakwood, Georgia, now operates as a wholly-owned subsidiary of the Company. Milton's had 1994 net sales of approximately $72.0 million. The aggregate consideration paid by the Company for Milton's was $22.5 million in cash plus the assumption of $7.3 million of indebtedness. On June 15, 1995, the Company acquired certain assets of Cannon Foodservice, Inc. ("Cannon") for approximately $643,000. Cannon, a broadline distributor located in Asheville, North Carolina, had 1994 net sales of approximately $9.0 million. The operations of Cannon have been combined with the operations of Milton's and all operations are being conducted through Milton's distribution facility in Oakwood, Georgia.

       	These acquisitions have been accounted for using the purchase method and, accordingly, the acquired assets and liabilities have been recorded at their fair values at the dates of acquisition. The excess of the purchase price over the fair value of tangible net assets acquired related to these acquisitions was approximately $13.1 million. The Company's intangible assets, including goodwill, are being amortized on a straight-line basis ranging from 5 to 40 years.

3.	Shareholders' Equity

      	In March 1996, the Company completed a secondary offering of 1,944,549 shares of common stock, of which the Company sold 1,503,637 shares with the remaining shares sold by selling shareholders. Net proceeds of the offering to the Company were approximately $33.3 million which were used to repay a $30.0 million term loan and approximately $3.3 million outstanding under the Company's line of credit.

	      On June 13, 1996, the Company's Board of Director's declared a three-for-two stock split to be effected in the form of a 50% stock dividend payable on July 15, 1996 to shareholders of record on July 1, 1996. The split resulted in the issuance of 3,874,807 shares of common stock in July 1996.
All references in these financial statements to net earnings per share and weighted average shares have been restated to reflect the split.

4.	Net Earnings per Common Share

      	Net earnings per common share are computed using the weighted average number of common shares outstanding during each period, including common stock equivalents, consisting of stock options, and calculated using the treasury stock method, when dilutive.

5.	Note Payable to Bank

      	Note payable to bank consists of the outstanding borrowings under a line
of credit.   A total of $10.0 million was available and approximately $352,000 was outstanding under this line at June 29, 1996. Interest on the line of credit adjusts periodically to adjusted LIBOR plus 85 basis points (6.31% at June 29, 1996).

      	On July 8, 1996, the Company entered into a $50.0 million revolving credit agreement (the "Credit Facility") with a commercial bank. The Credit Facility bears interest at LIBOR plus a spread over LIBOR, which varies based on the ratio of funded debt to total capital. The facility expires in July 1999. Additionally, the Credit Facility requires the maintenance of certain financial ratios, as defined, regarding debt to tangible net worth, cash flow coverage and current assets to current liabilities.

6.	Supplemental Cash Flow Information
[CAPTION]

                                                      Six Months Ended
                                                     June 29,      July 1,
                                                       1996          1995
Cash paid during the period for:
  Interest                                     $      580        $    1,469
  Income taxes                                 $    2,590        $    2,091

Effects of purchase of companies:
  Fair value of assets acquired,
    inclusive of goodwill of $12,164           $         -       $   31,811
  Liabilities assumed                                    -           (9,433)

        Net cash paid for acquisitions         $         -       $   22,378

Item 2.	Management's Discussion and Analysis of Financial Condition and Results
        of Operations.

General

	Performance Food Group Company and subsidiaries (the "Company") derives its revenues primarily from the sale of food and food-related products through its broadline distribution, customized distribution and pre-cut produce operations. The Company also derives revenues from its private and branded label procurement and merchandising business in which the Company acts as a sales agent and receives commissions from manufacturers or suppliers for products purchased by distributors. The principal components of expenses include cost of goods sold, which represents the amount paid to manufacturers and growers for products sold, operating expenses, which primarily include labor-related expenses, delivery costs and occupancy expenses, and interest expense.

Results of Operations

	The following table sets forth, for the periods indicated, the components of the consolidated statements of earnings expressed as a percentage of net sales:
[CAPTION]

                                    Three Months Ended      Six Months Ended
                                     June 29,  July 1,       June 29,  July 1,
                                       1996     1995           1996     1995

Net sales                             100.0  %  100.0  %     100.0  %  100.0  %
Cost of goods sold                     86.0      85.6         85.8      85.4
  Gross profit                         14.0      14.4         14.2      14.6
Operating expenses                     11.3      11.8         11.9      12.4
  Operating profit                      2.7       2.6          2.3       2.2
Other expense, net                      0.0       0.5          0.1       0.4
  Earnings before income taxes          2.7       2.1          2.2       1.8
Income tax expense                      1.1       0.8          0.9       0.7

  Net earnings                          1.6  %    1.3   %      1.3  %    1.1  %

Comparison of Periods Ended June 29, 1996  to July 1, 1995.

        Net sales increased to $192.5 million for the three months ended June 29, 1996 (the "1996 quarter") from $170.0 million for the three months ended July 1, 1995 (the "1995 quarter"). Net sales increased to $365.5 million for the six months ended June 29, 1996 (the "1996 period") compared to $321.8 million for the six months ended July 1, 1995 (the "1995 period"). Net sales for the 1996 period were negatively impacted by severe weather throughout the Eastern and Midwestern United States experienced during February and March 1996. Additionally, net sales for the 1996 quarter and period vs. 1995 included approximately 4% and 2%, respectively, of deflation as lettuce prices returned to more "normal" levels after the increase caused by flooding in California during the second quarter of 1995. Despite the impacts of the weather, net sales increased 13.2% for the 1996 quarter compared to the 1995 quarter and 13.6% for the 1996 period compared to a year earlier. Substantially all of the increase in net sales during the 1996 quarter and period was attributable to internal growth, primarily in the broadline and customized distribution areas of the Company. Inflation, excluding the effects of lettuce deflation discussed above, amounted to approximately 2.5% for the 1996 quarter.

	The Company has been informed that its customer, Cracker Barrel Old Country Stores, Inc. ("Cracker Barrel") plans to solicit bids later this fall for long term contracts related to the distribution of food service products and gift shop merchandise to Cracker Barrel's restaurants. The Company has been the primary supplier of these services to Cracker Barrel since 1975.
For the six months ended June 29, 1996, sales to Cracker Barrel accounted for approximately 29% of the Company's consolidated net sales. The Company has also been notified that it has been selected as the provider of customized distribution services for two (2) new customers that are anticipated to account for approximately $40 million in incremental annualized sales. The Company expects that it will incur certain startup costs in the third or fourth quarter of 1996 in connection with the establishment of these new relationships.

	Gross profit increased 9.7% to $26.9 million in the 1996 quarter from $24.5 million in the 1995 quarter. Gross profit increased 10.9% to $52.0 million for the 1996 period from $46.9 million in the 1995 period. Gross profit margin decreased to 14.0% in the 1996 quarter compared to 14.4% in the 1995 quarter and decreased to 14.2% from 14.6% for the 1996 and 1995 periods, respectively. The decline in gross profit margin was primarily due to increased sales during 1996 in the Company's customized distribution operations and, to a lesser degree, by costs associated with the consolidation of two produce processing plants completed in the second quarter of 1996. Customized distribution sales are generally higher-volume, lower-margin sales, which require fewer, but larger deliveries than other types of customers. Customized sales allow for a more efficient use of trucks and personnel, and typically result in decreased operating expenses as a percentage of sales which generally offsets the lower gross margins. Gross margins during the 1995 period were also adversely impacted by the inflated cost of lettuce. During the second quarter of 1995, California experienced adverse weather conditions which created significant fluctuations in the price and availability of lettuce and, as a result, lettuce prices during April and May of 1995 inflated four to five times their "normal" cost per pound. The Company was able to maintain a steady, consistent supply of lettuce from California and was generally able to pass along the increased cost to its customers. Although the Company was able to successfully pass these higher costs on to its customers, the gross profit dollars per pound remained relatively comparable to normal condition. Thus, although produce processing sales increased significantly during the period, gross margins did not increase proportionately.

	Operating expenses increased 7.4% to $21.7 million in the 1996 quarter compared with $20.2 million in the 1995 quarter and increased 9.9% to $43.6 million from $39.7 million for the 1996 and 1995 periods, respectively. As a percentage of net sales, operating expenses declined to 11.3% in the 1996 quarter from 11.8% in the 1995 quarter and declined to 11.9% for the 1996 period from 12.4% for the 1995 period. The decrease in operating expenses as a percent of sales reflects better use of the Company's facilities at the increased level of sales. These improvements in utilization were offset in part by increased costs related to the severe weather experienced in the East and Midwest during the first quarter of 1996. In addition, the Company completed construction of a 75,000 square foot customized distribution center in McKinney, Texas (a suburb of Dallas) which became operational in February 1996. The Company incurred certain start-up expenses for the McKinney facility during the 1996 period, which partially offset the improved operating efficiencies gained in the Company's other operations. The expanded customized distribution centers should give the Company the capacity to efficiently service this rapidly growing segment of the business for the foreseeable future.

	Operating profit increased 20.6% to $5.3 million in the 1996 quarter from $4.4 million in the 1995 quarter. Additionally, operating profit increased 16.4% to $8.4 million for the 1996 period from $7.2 million in the 1995 period. Operating profit margin increased to 2.7% and 2.3% for the 1996 quarter and period, respectively, compared with 2.6% and 2.2% for the 1995 quarter and period, respectively.

	Other expense decreased to $66,000 in the 1996 quarter from $785,000 in the 1995 quarter and to $367,000 in the 1996 period from $1.5 million in the 1995 period. Other expense includes interest expense, which decreased to $90,000 in the 1996 quarter from $715,000 in the 1995 quarter. Interest expense decreased to $434,000 for the 1996 period from $1.5 million for the 1995 period. The decrease in interest expense is due to reduced debt levels as a result of the Company's secondary stock offering completed in March 1996.

	Income tax expense increased to $2.1 million in the 1996 quarter from $1.4 million in the 1995 quarter and increased to $3.2 million in the 1996 period from $2.2 million for the 1995 period, as a result of higher pre-tax earnings. As a percentage of earnings before income taxes, the provision for income taxes was 39.5% and 39.1% for the 1996 and 1995 quarters and periods, respectively.

	Net earnings increased 44.3% to $3.1 million in the 1996 quarter compared to $2.2 million in the 1995 quarter. Net earnings increased 40.6% to $4.9 million for the 1996 period from $3.4 million for the 1995 period. As a percentage of sales, net earnings increased to 1.6% in the 1996 quarter versus 1.3% in the 1995 quarter and 1.3% in the 1996 period from 1.1% in the 1995 period.

Liquidity and Capital Resources

	The Company has historically financed its operations and growth primarily with cash flow from operations, borrowings under its credit facility, operating leases, normal trade credit terms and the sale of the Company's common stock. Despite the Company's large sales volume, working capital needs are minimized because the Company's investment in inventory is financed principally with accounts payable.

	Cash provided by operating activities was $11.6 million and $7.6 million for the 1996 and 1995 periods, respectively.  The increase in cash provided by operating activities is due primarily to higher net earnings and increased payables levels.

	Cash used by investing activities was $6.0 million and $27.6 million for the 1996 and 1995 periods, respectively. Investing activities consist of additions to and disposals of property, plant and equipment and the acquisition of businesses. The Company's total capital expenditures for the 1996 period were $6.0 million including approximately $1.9 million for expansion of the broadline distribution center in Oakwood, Georgia, and approximately $1.9 million for construction of the customized distribution center in McKinney, Texas. The Company anticipates that its total capital expenditures for fiscal 1996 will be approximately $12.1 million. Of this amount, approximately $7.0 million is intended to be expended for expansion of certain of the Company's distribution centers. Investing activities during the 1995 period included the $22.4 million for the acquisition of businesses, net of cash on hand at the acquired companies.

	In March 1996, the Company completed a secondary offering of 1.9 million shares of common stock, of which the Company sold 1.5 million shares with the remainder sold by selling shareholders. The net proceeds to the Company from the offering were approximately $33.3 million which was used to repay the $30.0 million term loan used to finance the acquisition of Milton's and to repay approximately $3.3 million outstanding on the Company's line of credit.

	At June 29, 1996, the Company had a working capital line of credit of
$10.0 million,  of which $9.6 million was unused.   Interest on the line of
credit is adjusted periodically to adjusted LIBOR plus 85 basis points (6.31% at June 29, 1996). On July 8, 1996, the Company entered into a $50.0 million revolving credit agreement (the "Credit Facility") with a commercial bank.
The Credit Facility bears interest at LIBOR plus a spread over LIBOR, which varies based on the ratio of funded debt to total capital. The facility expires in July 1999. Additionally, the Credit Facility requires the maintenance of certain financial ratios, as defined, regarding debt to tangible net worth, cash flow coverage and current assets to current liabilities.

	The Company believes that cash flows from operations and borrowings under its credit facility will be sufficient to finance its operations and anticipated growth for the foreseeable future.

PART II - OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders.

       (a.)    The Annual Meeting of Shareholders was held on May 7, 1996.

       (b.) The following Director nominees were elected by the shareholders of record as of March 18, 1996:

                                                Votes In    Votes
               Class III (term expires 1999)    Favor     Against   Abstentions

                      Jerry J. Caro            5,820,864     -         172,340
                      C. Michael Gray          5,981,825     -          11,379

        (c.) The following other matters were voted on by the shareholders of record as of March 18, 1996:

                                               Votes In    Votes
                                                Favor     Against  Abstentions

           (i) Amendment of the 1993 Employee  5,089,226   126,581      21,445
               Stock Incentive Plan to (1)
               increase the number of shares
               issuable thereunder and (2)
               limit the amount of stock-based
               awards that may be granted to
               individual employees under the
               plan during any fiscal year.

          (ii) Amendment of the1993 Outside     5,022,519  197,088      17,645
               Directors' Stock Option Plan to
               increase the number of shares
               issuable thereunder.
         (iii) Amendment of the Employee Stock  5,147,430   68,756      21,066
               Purchase Plan to increase the
               number of shares issuable
               thereunder.

Item 6.  	Exhibits and Reports on Form 8-K.

		 (a.)	Exhibits:

			15	Letter regarding unaudited financial information
                                from KPMG Peat Marwick LLP.

		( b.)	No reports on Form 8-K were filed during the quarter
                        ended June 29, 1996.

                                  Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



					PERFORMANCE FOOD GROUP COMPANY
					(Registrant)


                                                By:   /s/ Roger L. Boeve
                                                      Roger L. Boeve
                                                      Executive Vice President
                                                      & Chief Financial Officer


Date:  August 2, 1996

EXHIBIT 15 LETTER REGARDING UNAUDITED FINANCIAL INFORMATION FROM KPMG PEAT MARWICK LLP



Performmance Food Group Company
Richmond, Virginia


Gentlemen:

Re:     Registration Statement No. 33-72400


With respect to the subject registration statement, we acknowledge our awareness of the use therein of our report dated July 26, 1996 related to our review of interim financial information.

Pursuant to Rule 436(c) under the Securities Act of 1933, such report is not considered part of a registration statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of sections 7 and 11 of the Act.

                                                Very truly yours,


                                                KPMG PEAT MARWICK LLP

Richmond, Virginia
August 2, 1996