Form 10-Q/A
period 1996-06-29
PERFORMANCE FOOD GROUP CO
filed 1996-08-07
CIK 908254

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-Q/A

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
                                                      & Chief Financial Officer


Date:  August 2, 1996

Exhibits:

   (a.)   15  Letter regarding unaudited financial information from
              KPMG Peat Marwick LLP. (Previously Submitted)

   (b.)   27  Article 5 Financial Data Schedule for 2nd Qtr 10-Q/A.

[TYPE]EX-27
[DESCRIPTION]Article 5 Fin. Data Schedule for 2nd Qtr 10-Q/A
[ARTICLE]5
[MULTIPLIER]1,000

[PERIOD-TYPE]              6-MOS
[FISCAL-YEAR-END]          DEC-28-1996
[PERIOD-START]             DEC-31-1995
[PERIOD-END]               JUN-29-1996
[CASH]                            3871
[SECURITIES]                         0
[RECEIVABLES]                    46988
[ALLOWANCES]                      2350
[INVENTORY]                      38627
[CURRENT-ASSETS]                 90476
[PP&E]                           85864
[DEPRECIATION]                   30677
[TOTAL-ASSETS]                  159415
[CURRENT-LIABILITIES]            57261
<BONDS-DEBT>                      4312
[PREFERRED-MANDATORY]                0
[PREFERRED]                          0
[COMMON]                           116
[OTHER-SE]                           0
[TOTAL-LIABILITY-AND-EQUITY]    159415
[SALES]                         365510
[TOTAL-REVENUES]                365510
[CGS]                           313496
[TOTAL-COSTS]                   313496
[OTHER-EXPENSES]                     0
[LOSS-PROVISION]                     0
[INTEREST-EXPENSE]                 434
[INCOME-PRETAX]                   8021
[INCOME-TAX]                      3170
[INCOME-CONTINUING]               4851
[DISCONTINUED]                       0
[EXTRAORDINARY]                      0
[CHANGES]                            0
[NET-INCOME]                      4851
[EPS-PRIMARY]                      .43
[EPS-DILUTED]                      .43