Form 10-Q
period 1996-09-28
PERFORMANCE FOOD GROUP CO
filed 1996-11-13
CIK 908254

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 1996

                          Commission File No.:  0-22192


                          PERFORMANCE FOOD GROUP COMPANY
              (Exact Name of Registrant as Specified in Its Charter)


                Tennessee                          54-0402940
   (State or Other Jurisdiction of      (I.R.S. Employer Identification Number)
    Incorporation or Organization)


   	6800 Paragon Place, Suite 500
           Richmond, Virginia                              23230
   (Address of Principal Executive                     	(Zip Code)
    Offices)

    Registrant's Telephone Number, Including Area Code		(804) 285-7340

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


           [X]   Yes                         [ ]  No


As of November 8, 1996, 11,663,015 shares of the Registrant's Common Stock were outstanding.

Independent Auditor's Review Report



The Board of Directors and Shareholders
Performance Food Group Company:


We have reviewed the accompanying condensed consolidated balance sheet of Performance Food Group Company and subsidiaries as of September 28, 1996, and the related condensed consolidated statements of earnings for the three-month and nine-month periods ended September 28, 1996 and September 30, 1995, and the condensed consolidated statements of cash flows for the nine-month periods ended September 28, 1996 and September 30, 1995. These condensed consolidated financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Performance Food Group Company and subsidiaries as of December 30, 1995, and the related consolidated statements of earnings, shareholder's equity and cash flows for the year then ended (not presented herein); and in our report dated February 7, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 30, 1995 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                          	KPMG PEAT MARWICK LLP


Richmond, Virginia
October 25, 1996

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

                 PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets
                                  (In thousands)

                                                   September 28,  December 30,
                                                        1996          1995
                                                    (Unaudited)
Assets
Current assets:
 Cash                                               $   4,037      $   4,235
 Trade accounts and notes receivable, net              48,729         44,264
 Inventories                                           45,914         37,844
 Other current assets                                   3,223          3,184

    Total current assets                              101,903         89,527

 Property, plant and equipment, net                    55,177         51,640
 Intangible assets, net                                12,905         13,213
 Other assets                                             926            754

    Total assets                                    $ 170,911      $ 155,134

Liabilities and Shareholders' Equity

 Current Liabilities:
  Outstanding checks in excess of deposits          $  13,681      $  13,791
  Current installments of long-term debt                  641          3,210
  Accounts payable                                     37,337         31,943
  Other current liabilities                            11,291         10,284

    Total current liabilities                          62,950         59,228

 Long-term debt, excluding current installments         3,808         31,766
 Note payable to bank                                   2,726          5,243
 Deferred income taxes                                  3,106          3,106

    Total liabilities                                  72,590         99,343

 Shareholders' equity                                  98,321         55,791

    Total liabilities and shareholders' equity      $ 170,911      $ 155,134

See accompanying notes to unaudited condensed consolidated financial statements.

                      PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES

                  Condensed Consolidated Statements of Earnings (Unaudited)
                           (In thousands, except per share amounts)

                           Three Months Ended           Nine Months Ended
                      September 28, September 30,    September 28,  September 30,
                          1996         1995               1996         1995
Net sales              $ 202,401    $ 169,481           $ 567,911   $ 491,242
Cost of good sold        173,896      145,494             487,392     420,368
    Gross profit          28,505       23,987              80,519      70,874
Operating expenses        23,266       19,619              66,892      59,300
    Operating profit       5,239        4,368              13,627      11,574
Other income (expense):
  Interest expense           (82)        (671)               (516)     (2,124)
  Interest income              -            1                   -           6
  Other, net                  59           70                 126         (25)
    Other expense, net       (23)        (600)               (390)     (2,143)
    Earnings before income
       taxes               5,216        3,768              13,237       9,431
Income tax expense         2,057        1,476               5,227       3,690
   Net earnings        $   3,159    $   2,292           $   8,010   $   5,741

Net earnings per common
       share           $     .26    $     .23           $     .69   $     .60

Weighted average common
 shares and common share
 equivalents outstanding  12,083        9,763              11,567       9,645

 See accompanying notes to unaudited condensed consolidated financial statements.

                        PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES
                  Condensed Consolidated Statements of Cash Flows (Unaudited)
                                         (In thousands)
                                                      Nine Months Ended
                                               September 28,  September 30,
                                                    1996           1995

Cash flows from operating activities:
   Net earnings                                     $ 8,010       $  5,741
   Adjustments to reconcile net earnings to net
     cash provided by operating activities:
       Depreciation and amortization                  4,141          3,975
       ESOP contributionsapplied to principal of
         ESOP debt                                      303            269
       Gain on disposal of property, plant and
         equipment                                      (49)           (94)
       Changes in operating assets and liabilities,
         net of effects of companies purchased        (6,173)       (3,538)

         Net cash provided by operating activities     6,232         6,353

Cash flows from investing activities
   Purchases of property, plant and equipment         (7,301)       (8,011)
   Proceeds from sale of property, plant and
     equipement                                          128           350
   Net cash paid for acquisitions                          -       (22,378)
   Increase in intangibles and other assets             (320)         (211)

         Net cash used by investing activities        (7,493)      (30,250)

Cash flows from financing activities:
   Increase in outstanding checks in excess of
     deposits                                           (110)          833
   Net payments on note payable to banks              (2,517)        1,396
   Principal payments on long-term debt              (30,527)         (588)
   Proceeds from issuance of long-term debt                -        22,715
   Proceeds from issuance of common stock             33,329             -
   Stock option, incentive and employee stock
     purchase plans                                      888           706

         Net cash provided by financing activities     1,063        25,062

Net increase (decrease) in cash                         (198)        1,165
Cash at beginning of period                            4,235         1,638
Cash at end of period                               $  4,037      $  2,803

See accompanying notes to unaudited condensed consolidated financial statements.

                  PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES

           Notes to Unaudited Condensed Consolidated Financial Statements
                     September 28, 1996 and September 30, 1995

1.   Basis of Presentation
     The accompanying condensed consolidated financial statements of Performance Food Group Company and subsidiaries (the "Company") are unaudited, with the exception of the December 30, 1995 condensed consolidated balance sheet, which was derived from the audited consolidated balance sheet in the Company's latest annual report on Form 10-K. The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting, and in accordance with Rule 10-01 of Regulation S-X. Certain amounts in the prior year have been reclassified to conform to the current year's presentation.

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

      These acquisitions have been accounted for using the purchase method and, accordingly, the acquired assets and liabilities have been recorded at their fair values at the dates of acquisition. The excess of the purchase price over the fair value of tangible net assets acquired related to these acquisitions was approximately $13.1 million. The Company's intangible assets related to these acquisitions are being amortized on a straight-line basis ranging from 5 to 40 years. The goodwill component is being amortized over 40 years, which reflects management's best estimate of the appropriate period over which to amortize the goodwill associated with these acquisitions and is consistent with current industry practice. The cost allocated to non-competition agreements is being amortized over their contractual lives, which range from five to six years. Cost allocated to customer lists is being amortized over 15 years.


3.	Shareholders' Equity

      In March 1996, the Company completed a secondary offering of 1,944,549 shares of common stock, of which the Company sold 1,503,637 shares with the remaining shares sold by selling shareholders. Net proceeds of the offering were approximately $33.3 million which were used to repay a $30.0 million term loan and approximately $3.3 million outstanding under the Company's line of credit.

      On June 13, 1996, the Company's Board of Directors declared a three-for-two stock split effected in the form of a 50% stock dividend paid on July 15, 1996 to shareholders of record on July 1, 1996. The split resulted in the issuance of 3,874,807 shares of common stock in July 1996. All references in these financial statements to earnings per share and weighted average shares have been restated to reflect the split.


4.    Net Earnings per Common Share

      Net earnings per common share are computed using the weighted average number of common shares outstanding during each period, including common stock equivalents, consisting of stock options, and calculated using the treasury stock method, when dilutive.

      As discussed in Note 3, the Company repaid a $30.0 million term loan with the proceeds of its secondary offering of common stock completed in March 1996. Pro forma net earnings per share for the nine month period ended September 28, 1996, assuming the offering was completed at the beginning of the period, would have been $0.66 per share.

5.    Note Payable to Bank

      On July 8, 1996, the Company entered into a $50.0 million revolving credit agreement (the "Credit Facility") with a commercial bank, of which approximately $2,726,000 was outstanding at September 28, 1996. The Credit Facility bears interest at LIBOR plus a spread over LIBOR, which varies based on the ratio of funded debt to total capital. At September 28, 1996, interest on the Credit Facility was 5.56%. The facility expires in July 1999. Additionally, the Credit Facility requires the maintenance of certain financial ratios, as defined, regarding debt to tangible net worth, cash flow coverage and current assets to current liabilities.


6.    Supplemental Cash Flow Information

                                                    Nine Months Ended
                                            September 28,        September 30,
                                                1996                 1995
Cash paid during the period for:
     Interest                                 $    705           $    2,139
     Income taxes                             $  4,151           $    3,499

Effects of purchase of companies:
     Fair value of assets acquired, inclusive
        of goodwill of $12,164                 $     -           $    31,811
     Liabilities assumed                             -                (9,433)
Net cash paid for acquisitions                 $     -           $    22,378

7.	Subsequent Events

	On October 23, 1996, the Company entered into a definitive agreement to purchase certain net assets of McLane Foodservice, a division of McLane Company, Inc., based in Temple, Texas. The purchase price is approximately $30 million, subject to certain closing adjustments, which will be financed with an existing credit facility. McLane Foodservice operates distribution centers in Temple and Victoria, Texas and provides products and services to traditional foodservice customers as well as quick-service restaurants, health care providers and vending customers. McLane Foodservice should generate approximately $180 million in annualized sales.

Item 2.	Management's Discussion and Analysis of Financial Condition and
        Results of Operations.

General

	Performance Food Group Company and subsidiaries (the "Company") derives its revenues primarily from the sale of food and food-related products to individual, quick-service, and multi-unit restaurant chains and other institutional customers. The principal components of expenses include cost of goods sold, which represents the amount paid to manufacturers and growers for products sold, operating expenses, which primarily include labor-related expenses, delivery costs and occupancy expenses, and interest expense.

Results of Operations

	The following table sets forth, for the periods indicated, the components of the condensed consolidated statements of earnings expressed as a percentage of net sales:

                           Three Months Ended           Nine Months Ended
                     September 28,  September 30,   September 28, September 30,
                          1996           1995            1996          1995

 Net sales                100.0 %        100.0 %         100.0 %       100.0 %
 Cost of goods sold        85.9           85.8            85.8          85.6
  Gross profit             14.1           14.2            14.2          14.4
 Operating expenses        11.5           11.6            11.8          12.1
  Operating profit          2.6            2.6             2.4           2.3
 Other expense, net         0.0            0.4             0.1           0.4
  Earnings before income
    taxes                   2.6            2.2             2.3           1.9
 Income tax expense         1.0            0.8             0.9           0.7
 Net earnings               1.6 %          1.4 %           1.4 %         1.2 %

 Comparison of Periods Ended September 28, 1996 to September 30, 1995.

        Net sales increased to $202.4 million for the three months ended September 28, 1996 (the "1996 quarter") from $169.5 million for the three months ended September 30, 1995 (the "1995 quarter"). Net sales increased to $567.9 million for the nine months ended September 28, 1996 (the "1996 period") compared to $491.2 million for the nine months ended September 30, 1995 (the "1995 period"). Net sales for the 1996 period were negatively impacted by severe weather throughout the Eastern and Midwestern United States experienced during February and March 1996. Additionally, net sales for the 1996 period vs. 1995 included approximately 2% of deflation as lettuce prices returned to more "normal" levels after the increase caused by flooding in California during the second quarter of 1995. Despite the impacts of the weather, net sales increased 19.4% for the 1996 quarter compared to the 1995 quarter and 15.6% for the 1996 period compared to a year earlier. Substantially all of the increase in net sales during the 1996 quarter and period was attributable to internal growth. Inflation amounted to approximately 2.5% for the 1996 quarter and 1.0% for the 1996 period.

	The Company's customer, Cracker Barrel Old Country Stores, Inc. ("Cracker Barrel"), is in the process of soliciting bids for long-term contracts relating to the distribution of food service products and gift shop merchandise to Cracker Barrel's restaurants. The Company expects that Cracker Barrel will select a single supplier for all its restaurants. For the nine months ended September 28, 1996, sales to Cracker Barrel accounted for approximately 30% of the Company's net sales. Because of higher volumes and lower margins associated with sales to large accounts, the impact of a potential loss of Cracker Barrel business on the Company's gross margin and operating income would be less than the impact on the Company's net sales. To address the risks associated with the potential loss of the Cracker Barrel business, the Company has expanded its business through acquisitions, such as the acquisition of Milton's and the proposed acquisition of McLane Foodsevice, and the Company has sought and obtained additional large customized distribution customers. The Company was recently selected as the provider of customized distribution services for two new customers that are anticipated to account for approximately $40 million in incremental annualized sales. The Company intends to continue to diversify its business to further reduce its dependence on any single customer.

	Gross profit increased 18.8% to $28.5 million in the 1996 quarter from $24.0 million in the 1995 quarter. Gross profit increased 13.6% to $80.5 million for the 1996 period from $70.9 million in the 1995 period. Gross profit margin decreased to 14.1% in the 1996 quarter compared to 14.2% in the 1995 quarter and decreased to 14.2% from 14.4% for the 1996 and 1995 periods, respectively.
The decline in gross profit margin was primarily due to increased sales during 1996 in the Company's customized distribution operations. Customized distribution sales are generally higher-volume, lower margin sales, which require fewer, but larger deliveries than other types of customers. Customized sales allow for a more efficient use of trucks and personnel, and typically result in decreased operating expenses as a percentage of sales which generally offsets the lower gross margins. Gross margins during the 1995 period were also adversely impacted by the inflated cost of lettuce. During the second quarter of 1995, California experienced adverse weather conditions which created significant fluctuations in the price and availability of lettuce and, as a result, lettuce prices during April and May of 1995 inflated four to five times their "normal" cost per pound. The Company was able to maintain a steady, consistent supply of lettuce from California and was generally able to pass along the increased cost to its customers. Although the Company was able to successfully pass these higher costs on to its customers, the gross profit dollars per pound remained relatively comparable to normal conditions. Thus, although produce processing sales increased significantly during the 1995 period, gross margins did not increase proportionately.

	Operating expenses increased 18.6% to $23.3 million in the 1996 quarter compared with $19.6 million in the 1995 quarter and increased 12.8% to $66.9 million from $59.3 million for the 1996 and 1995 periods, respectively. As a percentage of net sales, operating expenses declined to 11.5% in the 1996 quarter from 11.6% in the 1995 quarter and declined to 11.8% for the 1996 period from 12.1% for the 1995 period. The decrease in operating expenses as a percent of sales reflects better use of the Company's facilities at the increased level of sales. These improvments in utilization were offset in part by increased costs related to the severe weather experienced in the East and Midwest during the first quarter of 1996. In addition, the Company completed construction of a 75,000 square foot customized distribution center in McKinney, Texas (a suburb of Dallas) which became operational in February 1996. The Company incurred certain start-up expenses for the McKinney facility during the 1996 period, which partially offset the improved operating efficiencies gained in the Company's other operations. The expanded customized distribution centers should give the Company the capacity to efficiently service this rapidly growing division of the business. The Company anticipates opening a new distribution center in the Mid-Atlantic region to service the Mid-Atlantic and Northeastern United States within the next year.

     	Operating profit increased 19.9% to $5.2 million in the 1996 quarter from $4.4 million in the 1995 quarter. Additionally, operating profit increased 17.7% to $13.6 million for the 1996 period from $11.6 million in the 1995 period. Operating profit margin remained flat at 2.6% for both the 1996 and 1995 quarters and 2.4% for the 1996 period vs. 2.3% for the 1995 period.

	Other expense decreased to $23,000 in the 1996 quarter from $600,000 in the 1995 quarter and to $390,000 in the 1996 period from $2.1 million in the 1995 period. Other expense includes interest expense, which decreased to $82,000 in the 1996 quarter from $671,000 in the 1995 quarter. Interest expense decreased to $516,000 for the 1996 period from $2.1 million for the 1995 period. The decrease in interest expense is due to reduced debt levels as a result of the Company's secondary stock offering completed in March 1996.

	Income tax expense increased to $2.1 million in the 1996 quarter from $1.5 million in the 1995 quarter and increased to $5.2 million in the 1996 period from $3.7 million for the 1995 period, as a result of higher pre-tax earnings. As a percentage of earnings before income taxes, the provision for income taxes was 39.4% and 39.2% for the 1996 and 1995 quarters, respectively, and 39.5% and 39.1% for the 1996 and 1995 periods, respectively.

	Net earnings increased 37.8% to $3.2 million in the 1996 quarter compared to $2.3 million in the 1995 quarter. Net earnings increased 39.5% to $8.0 million for the 1996 period from $5.7 million for the 1995 period. As a percentage of sales, net earnings increased to 1.6% in the 1996 quarter versus 1.4% in the 1995 quarter and 1.4% in the 1996 period from 1.2% in the 1995 period.

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

	Cash provided by operating activities was $6.2 million and $6.4 million for the 1996 and 1995 periods, respectively. The increase in cash generated by higher net earnings was substantially offset by increased levels of receivables and inventory net of payables.

	Cash used by investing activities was $7.5 million and $30.3 million for the 1996 and 1995 periods, respectively. Investing activities consist of additions to and disposals of property, plant and equipment and the acquisition of businesses. The Company's total capital expenditures for the 1996 period were $7.3 million including approximately $1.9 million for expansion of the broadline distribution center in Oakwood, Georgia, and approximately $1.9 million for construction of the customized distribution center in McKinney, Texas. The Company anticipates that its total capital expenditures, other than for acquisitions, for the remainder of fiscal 1996 and early 1997 will be approximately $2.5 million. Investing activities during the 1995 period included the $22.4 million for the acquisition of businesses, net of cash on hand at the acquired companies.

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

	On July 8, 1996, the Company entered into a $50.0 million revolving credit agreement (the "Credit Facility") with a commercial bank, of which approximately $47.3 million remained unused at September 28, 1996. The Credit Facility bears interest at LIBOR plus a spread over LIBOR, which varies based on the ratio of funded debt to total capital. At September 28, 1996, the Credit Facility bore interest at 5.56%. The facility expires in July 1999. Additionally, the Credit Facility requires the maintenance of certain financial ratios, as defined, regarding debt to tangible net worth, cash flow coverage and current assets to current liabilities.

	On October 23, 1996, the Company entered into a definitive agreement to purchase certain net assets of McLane Foodservice, a division of McLane Company, Inc., based in Temple, Texas. The purchase price is approximately $30 million, subject to certain closing adjustments, which will be financed with borrowings under the Credit Facility.

        The Company believes that cash flows from operations and borrowings under its Credit Facility will be sufficient to finance its operations and anticipated growth for the foreseeable future.

Recently Issued Accounting Pronouncements

	Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of," and SFAS No. 123, "Accounting for Stock-Based Compensation," have been adopted by the Company for the fiscal year ending December 28, 1996. The adoption of these accounting standards did not have a material impact on the Company's financial position or results of operations.

                         PART II - OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders.

        No matters were submitted to a vote of security holders during the quarter ended September 28, 1996.

Item 6.  	Exhibits and Reports on Form 8-K.

		 (a.)	Exhibits:

			10.53	Revolving Credit Agreement dated as of July 8,
         1996 between Performance Food Group Company and
         First Union National Bank of Virginia.

			15	   Letter regarding unaudited financial information
         from KPMG Peat Marwick LLP.

   27    Article 5 Financial Data Schedule for 3rd Qtr 10-Q.

		( b.)	No reports on Form 8-K were filed during the quarter
                        ended September 28, 1996.





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


Date:  November 12, 1996