Form 10-K
period 1996-12-28
PERFORMANCE FOOD GROUP CO
filed 1997-03-27
CIK 908254

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                          ____________
                           FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 1996
Commission file number 0-22192

           PERFORMANCE FOOD GROUP COMPANY
(Exact name of registrant as specified in its charter)

Tennessee                            54-0402940
(State or other jurisdiction        (I.R.S. Employer
of incorporation or organization)   identification Number)

6800 Paragon Place, Ste. 500
Richmond, Virginia                   23230
(Address of principal executive     (Zip Code)
			offices)

Registrant's telephone number, including area code:
                 (804) 285-7340

Securities registered pursuant to Section 12(b) of the Act:
                       None

Securities registered pursuant to Section 12(g) of the Act:

         Common Stock, $.01 par value per share
                 (Title of class)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

	       Yes   X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 21, 1997 was approximately $ 174,825,483.
The market value calculation was determined using the closing sale price of the Registrant's common stock on March 21, 1997, as reported on The Nasdaq Stock Market.

Shares of common stock, $.01 par value per share, outstanding on March 21, 1997, were 11,693,229.

	DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K   	Documents from which portions are incorporated by
                        reference

Part III Portions of the Registrant's Proxy Statement relating to the Registrant's Annual Meeting of Shareholders to be held on May 6, 1997 are incorporated by reference into Items 10, 11, 12 and 13.


                        PERFORMANCE FOOD GROUP COMPANY
                           FORM 10-K ANNUAL REPORT

                             TABLE OF CONTENTS

                                  Part I

Item 1.  Business.   ...................................   3
         The Company and its Business Strategy..........   3
         Customers and Marketing .......................   3
         Products and Services .........................   4
         Suppliers and Purchasing ......................   5
         Operations.....................................   6
         Recently Completed Acquisition.................   7
         Competition ...................................   8
         Regulation ....................................   8
         Tradenames ....................................   8
         Employees .....................................   9
         Risk Factors ..................................   9
         Executive Officers.............................  11
Item 2. Properties......................................  12
Item 3. Legal Proceedings...............................  13
Item 4. Submission of Matters to a Vote of Shareholders.  13

                                  Part II
Item 5. Market for the Registrant's Common Stock and
        Related Stockholder Matters.....................  13
Item 6. Selected Consolidated Financial Data............  14
Item 7. Management's Discussion and Analysis of
        Financial Condition and Results of Operations...  15
Item 8. Financial Statements and Supplementary Data.....  21
Item 9. Changes in and Disagreements with Accountants
        on Accounting and Financial Disclosure..........  21

                                 Part III
Item 10. Directors and Executive Officers of the
         Registrant ..................................... 21
Item 11. Executive Compensation.......................... 21
Item 12. Security Ownership of Certain Beneficial Owners
         and Management.................................. 21
Item 13. Certain Relationships and Related Transactions.. 22

                                 Part IV
Item 14. Exhibits, Financial Statement Schedules and
         Reports on Form 8-K..........................    22

                       PERFORMANCE FOOD GROUP COMPANY

PART I

Item 1.	Business.

The Company and its Business Strategy

	Performance Food Group Company (the "Company") markets and distributes a wide variety of food and food-related products to the food-service,or "away-from-home eating," industry. The foodservice industry consists oftwo major customer types: "traditional" foodservice customers consisting of independent restaurants, hotels, cafeterias, schools, health-care facilities and other institutional customers, and "multi-unit chain" customers consisting of regional and national quick-service restaurants and casual dining restaurants. Products and services provided to the Company's traditional and multi-unit chain customers are supported by identical physical facilities, vehicles,equipment and personnel. The Company's customers are located primarily in the Southern, Southwestern, Midwestern and Northeastern United States. The Company operates through a number of subsidiaries, each of which focuses on specific regional markets or sectors of the foodservice distribution industry.

        The Company's objective is to continue to grow its foodservice distribution business through internal growth and acquisitions. The Company's internal growth strategy is to increase sales to existing customers and identify new customers for whom the Company can act as the principal supplier. The Company also intends to consider, from time to time, strategic acquisitions of other foodservice distribution companies both to further penetrate existing markets and to expand into new markets. Finally, the Company strives to achieve higher productivity in its existing operations.

	The Company uses a 52/53 week fiscal year ending on the Saturday closest to December 31. The fiscal years ended December 28, 1996, December 30, 1995 and December 31, 1994 (all 52 week years) are referred to herein as 1996, 1995 and 1994, respectively.

Customers and Marketing

	The Company believes that foodservice customers select a distributor based on timely and accurate delivery of orders, consistent product quality, value added services and price. These services include assistance in managing inventories, menu planning and controlling costs through increased electronic computer communications and more efficient deliveries. An additional consideration for certain of the Company's larger, multi-unit chain customers is the operational efficiency gained by dealing with one, or a limited number of, foodservice distributors.

        The Company's traditional foodservice customers include independent restaurants, hotels, cafeterias, schools, healthcare facilities and other institutional customers. The Company has attempted to develop long-term relationships with these customers by focusing on improving efficiencies and increasing the average size of deliveries to these customers. The Company's traditional foodservice customers are supported in this effort by more than 300 sales and marketing representatives and product specialists. Sales representatives service customers in person or by telephone, accepting and processing orders, reviewing account balances, disseminating new product information and providing business assistance and advice where appropriate.
The Company has an ongoing emphasis on educating sales representatives about the Company's products and giving them the tools necessary to deliver added value to the basic delivery of food and food-related items. Sales representatives are generally compensated through a combination of commission and salary based on a combination of factors relating to profitability and collections. These representatives use laptop computers to assist customers by entering orders, checking product availability and pricing and developing menu planning ideas on a real-time basis. No single traditional foodservice customer accounted for more than 2% of the Company's consolidated net sales in 1996.

	The Company's principal multi-unit customers are generally franchisees or corporate-owned units of family dining, casual theme and quick-service restaurants. These customers include two rapidly growing casual theme restaurant concepts, Cracker Barrel Old Country Stores, Inc. ("Cracker Barrel") and Outback Steakhouse, Inc. ("Outback"), as well as approximately
650 Wendy's, Subway, Popeye's and Church's quick-service restaurants. The Company's primary customers for its fresh-cut produce products include approximately 2,850 McDonald's, Taco Bell, Hardee's and Burger King restaurants, and more recently the Company has developed fresh-cut produce products for retail customers, including supermarkets. The Company's sales programs to multi-unit customers tend to be tailored to the individual customer and include a more tailored product offering than for the Company's traditional foodservice customers. Sales to these customers are typically higher-volume, lower gross margin sales which require fewer, larger deliveries than traditional foodservice customers. These programs offer operational and cost efficiencies for both the customer and the Company and therefore result in reduced operating expenses as a percent of sales which offset the lower gross margins. The Company's multi-unit customers are supported primarily by dedicated account representatives who are responsible for ensuring that customers' orders are properly entered and filled. In addition, higher levels of management assist in identifying new potential multi-unit customers and managing long-term account relationships. Two of the Company's multi-unit customers, Cracker Barrel and Outback, account for a significant portion of the Company's consolidated net sales. Net sales to Cracker Barrel accounted for 30%, 29% and 33% of consolidated net sales for 1996, 1995 and 1994, respectively. Net sales to Outback accounted for 19%, 15% and 11% of consolidated net sales for 1996, 1995 and 1994, respectively. No other multi-unit customer accounted for more than 6% of the Company's consolidated net sales in 1996.

Products and Services

	The Company distributes more than 15,000 national brand and private label food and food-related products to over 16,000 foodservice customers. These items include a broad selection of "center-of-the-plate" or entree items such as meats, seafood and poultry, canned and dry groceries, frozen foods, fresh produce, fresh-cut vegetables, refrigerated and dairy products, paper products and cleaning supplies, restaurant equipment and other supplies. The Company's private label products include items marketed under the Pocahontas, Healthy USA, Premium Recipe and Colonial Tradition specialty lines, as well as fresh-cut produce products purchased and processed by the Company and marketed under the Fresh Advantage label.

	The Company provides customers with other value-added services in the form of assistance in managing inventories, menu planning and improving their efficiency and profitability. As described below, the Company also provides procurement and merchandising services to approximately 140 independent distributors as well as the Company's own distribution network. These procurement and merchandising services include negotiating vendor supply agreements and quality assurance related to the Company's private label and national branded products.

	The following table sets forth the percentage of the Company's consolidated net sales by product and service category in 1996:

Percentage of Net
Sales for 1996

Center-of-the-plate                   33%

Canned and dry groceries              23

Frozen foods                          16

Refrigerated and dairy products       10

Fresh-cut produce                      5

Paper products and cleaning supplies   7

Other produce                          3

Equipment and supplies                 2

Procurement, merchandising and
other services                         1

Total                                100%

Suppliers and Purchasing

	The Company procures its products from independent suppliers, food brokers and merchandisers, including its wholly-owned subsidiary, Pocahontas Foods, USA, Inc. ("Pocahontas"). The Company purchases both nationally branded items as well as private label specialty items under the Company's controlled labels. Independent suppliers include large national and regional food manufacturers and consumer products companies, meatpackers and produce shippers. The Company constantly seeks to maximize its purchasing power through volume purchasing. Although each operating subsidiary is responsible for placing its own orders and can select the products that appeal most to its customers, each subsidiary is encouraged to participate in Company-wide purchasing programs, which enable it to take advantage of the Company's consolidated purchasing power. Subsidiaries are also encouraged to consolidate their product offerings to take advantage of volume purchasing. The Company is not dependent on a single source for any significant item and no third-party supplier represents more than 3% of the Company's total product purchases.

        Pocahontas selects foodservice products for its "Pocahontas,"
"Healthy USA," "Premium Recipe" and "Colonial Tradition" labels and markets these private label products, as well as nationally branded foodservice products, to the Company's own distribution operations and approximately 140 independent foodservice distributors nationwide. For its services, the Company receives marketing fees paid by vendors. Approximately 15,000 of the products sold through Pocahontas are sold under the Company's labels. Approximately 400 vendors, located in all areas of the country, supply products through the Pocahontas distribution network. Because Pocahontas negotiates supply agreements on behalf of its independent distributors as a group, the distributors that utilize the Pocahontas procurement and merchandising group enhance their purchasing power.

Operations

	Each of the Company's subsidiaries has substantial autonomy in its operations, subject to overall corporate management controls and guidance.
The Company's corporate management provides centralized direction in the areas of strategic planning, general and financial management, sales and merchandising. Individual marketing efforts are undertaken at the subsidiary level and most of the Company's name recognition in the foodservice business is based on the tradenames of its individual subsidiaries. Purchasing is also conducted by each subsidiary separately, in response to the individual needs of customers, although subsidiaries are encouraged to participate in Company-wide purchasing programs. Each subsidiary has primary responsibility for its own human resources, governmental compliance programs, principal accounting, billing and collection. Financial information reported by the Company's subsidiaries is consolidated and reviewed by the Company's corporate management.

	Distribution operations are conducted out of thirteen distribution centers located in Tennessee, Georgia, Florida, Louisiana, Texas and
Maryland. Customer orders are assembled in the Company's distribution facilities and then sorted, placed on pallets and loaded onto trucks and trailersin delivery sequence. Deliveries covering long distances are made in large tractor-trailers that are generally leased by the Company. Deliveries within shorter distances are made in trucks, which are either leased or owned by the Company. Certain of the Company's larger multi-unit chain customers are serviced using dedicated trucks due to the relatively large and consistent delivery size and geographic distribution of these rapidly growing customers.
As a result, deliveries to these customers are generally more efficient and result in decreased operating expenses as a percentage of sales which offset the lower gross margins on this type of account. The trucks and delivery trailers used by the Company have separate temperature-controlled compartments. The Company utilizes a computer system to design the least costly route sequence for the delivery of its products.

The following table summarizes certain information with respect to the
Company's principal operations:
                                                     Approx.
                                                     Number of
                                        Number       Customer
                        Principal       of           Locations
           Principal    Types of        Facili-      Currently  Major
           Region(s)    Business        ties         Served     Customers

Kenneth    South,       Foodservice     5            3,600      Cracker Barrel
O.         Southwest    distribution                            ,Outback, Don
Lester,    Midwest                                              Pablo's,
Co.,       and                                                  Harrigans and
Inc.       Northeast                                            other restau-
Lebanon                                                         rants, health-
,TN                                                             care facili-
                                                                ties and
                                                                schools
                                                                                                                     schools
Caro       South and    Foodservice     3               3,000   McDonald's,
Produce    Southeast    distribution,                           Taco Bell,
and                     fresh-cut                               Hardee's,
Insti-                  produce                                 Popeye's,
tution-                                                         Church's and
al Foods,                                                       other restau-
Inc. and                                                        rants, health-
Subsidi-                                                        care facili-
aries                                                           ties and
Houma, LA                                                       schools

Milton's   South and    Foodservice     1               3,500   Subway and
Food-      Southeast    distribution                            other restau-
service,                                                        rants, health-
Inc.                                                            care facili-
Atlanta,                                                        ties and
GA                                                              schools

B&R Foods  Florida      Foodservice     1               2,000   Restaurants,
Division                distribution                            healthcare
Tampa, FL                                                       facilities and
                                                                schools

Hale       Tennessee,   Foodservice     1               1,800   Restaurants,
Brothers/  Virginia     distribution                            healthcare
Summit,    and                                                  facilities
Inc.       Kentucky                                             and schools
Morris-
town, TN

Perform-   South and    Foodservice     2               2,600   Popeye's,
ance Food  Southwest    distribution                            Church's,
Group of                                                        Kentucky Fried
Texas, LP                                                       Chicken, Dairy
(formerly                                                       Queen, and
McLane                                                          other restau-
Food-                                                           rants, health-
service)                                                        care facili-
Temple, TX                                                      ties and
                                                                schools

Pocahontas Nationwide   Procurement     1               140     Independent
Foods, USA              and merchan-                            foodservice
, Inc.                  dising                                  distributors
Richmond,                                                       and vendors
VA

Recently Completed Acquisition

        Subsequent to the Company's year end, on December 30, 1996, the Company completed the acquisition of certain net assets of McLane
Foodservice -- Temple, Inc. ("McLane Foodservice"), a wholly-owned subsidiary of McLane Company, Inc., based in Temple, Texas for approximately $30.0 million. McLane Foodservice operated distribution centers in Temple and Victoria, Texas and had 1996 net sales of approximately $180 million. Simultaneously with the closing, the Company purchased the distribution center in Victoria from an independent third party for approximately $1.5 million. The purchase was financed with borrowings under the Company's revolving credit facility.

Competition

	The foodservice distribution industry is highly competitive. The Company competes with numerous smaller distributors on a local level, as well as with a few national or regional foodservice distributors. Some of these distributors have substantially greater financial and other resources than the Company. Although large multi-unit chain customers usually remain with one or more distributors over a long period of time, bidding for long-term contracts or arrangements is highly competitive and distributors may market their services to a particular chain of restaurants over a long period of time before they are invited to bid. In the fresh-cut produce area of the business, competition comes mainly from smaller processors, although the Company encounters intense competition from larger national and regional processors when selling produce to chain restaurants and supermarkets. Management believes that most purchasing decisions in the foodservice business are based on the quality of the product, the distributor's ability to completely and accurately fill orders, provide timely deliveries and on price.

Regulation

	The Company's operations are subject to regulation by state and local health departments, the U.S. Department of Agriculture and the Food and Drug Administration, which generally impose standards for product quality and sanitation. The Company's facilities are generally inspected at least annually by state and/or federal authorities. In addition, the Company is subject to regulation by the Environmental Protection Agency with respect to the disposal of waste water and the handling of chemicals used in cleaning.

	The Company's relationship with its fresh food suppliers with respect to the grading and commercial acceptance of product shipments is governed by the Federal Produce and Agricultural Commodities Act, which specifies standards for sale, shipment, inspection and rejection of agricultural products. The Company is also subject to regulation by state authorities for accuracy of its weighing and measuring devices.

	Certain of the Company's distribution facilities have underground and above-ground storage tanks for diesel fuel and other petroleum products which are subject to laws regulating such storage tanks. Such laws have not had a material adverse effect on the capital expenditures, earnings or competitive position of the Company.

	Management believes that the Company is in substantial compliance with all applicable government regulations.

Tradenames

	Except for the Pocahontas and Fresh Advantage tradenames, the Company does not own or have the right to use any patent, trademark, tradename, license, franchise or concession, the loss of which would have a material adverse effect on the operations or earnings of the Company.

Employees

	As of December 28, 1996, the Company had approximately 2,000 full-time employees, including approximately 500 in management, marketing and sales and the remainder in operations. The Company's employees are not represented by a union or a collective bargaining unit, and the Company considers its employee relations to be satisfactory.

Risk Factors

	In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is including the following cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward looking statements of the Company made by, or on behalf of, the Company.

	Low Margin Business; Economic Sensitivity. The foodservice distribution industry generally is characterized by relatively high volume with relatively low profit margins. A significant portion of the Company's sales are at prices that are based on product cost plus a percentage markup. As a result, the Company's profit levels may be negatively impacted during periods of food price deflation even though the Company's gross profit percentage may remain constant. The foodservice industry is also sensitive to national and regional economic conditions, and the demand for foodservice products supplied by the Company has been adversely affected from time to time by economic downturns. In addition, the Company's operating results are particularly sensitive to, and may be materially adversely impacted by, difficulties with the collectibility of accounts receivable, inventory control, competitive price pressures and unexpected increases in fuel or other transportation-related costs. There can be no assurance that one or more of such factors will not adversely affect future operating results. The Company has experienced losses due to the uncollectibility of accounts receivable in the past and could experience such losses in the future.

	Reliance on Major Customers. The Company derives a substantial portion of its net sales from customers within the restaurant industry, particularly certain rapidly growing multi-unit chain customers. Sales to units of Cracker Barrel accounted for 30% and 29% of the Company's consolidated net sales in 1996 and 1995, respectively. Sales to Outback accounted for 19% and 15% of the Company's consolidated net sales in 1996 and 1995, respectively. The Company has no written assurance from any of its customers as to the level of future sales. A material decrease in sales to any of the largest customers of the Company would have a materially adverse impact on the Company's operating results. The Company has been the primary supplier of food and food-related products to Cracker Barrel since 1975. See "Business - Customers and Marketing."

	Acquisitions. A significant portion of the Company's historical growth has been achieved through acquisitions of other foodservice distributors, and the Company's growth strategy includes additional acquisitions. There can be no assurance that the Company will be able to make successful acquisitions in the future. Furthermore, there can be no assurance that future acquisitions will not have an adverse effect upon the Company's operating results, particularly in quarters immediately following the consummation of such transactions, while the operations of the acquired business are being integrated into the Company's operations. Following the acquisition of other businesses in the future, the Company may decide to consolidate the operations of any acquired business with existing operations, which may result in the establishment of provisions for consolidation. To the extent the Company's expansion is dependent upon its ability to obtain additional financing for acquisitions, there can be no assurance that the Company will be able to obtain financing on acceptable terms. See "Business - Operations" and "Business - Recently Completed Acquisition."

	Management of Growth. The Company has rapidly expanded its operations since inception. This growth has placed significant demands on its administrative, operational and financial resources. The planned continued growth of the Company's customer base and its services can be expected to continue to place a significant demand on its administrative, operational and financial resources. The Company's future performance and profitability will depend in part on its ability to successfully implement enhancements to its business management systems and to adapt to those systems as necessary to respond to changes in its business. Similarly, the Company's continued growth creates a need for expansion of its facilities from time to time. As the Company nears maximum utilization of a given facility, operations may be constrained and inefficiencies may be created which could adversely affect operating results until such time as either that facility is expanded or volume is shifted to another facility. Conversely, as the Company adds additional facilities or expands existing facilities, excess capacity may be created until the Company is able to expand its operations to utilize the additional capacity.
Such excess capacity may also create certain inefficiencies and adversely affect operating results.

	Competition. The Company operates in highly competitive markets, and its future success will be largely dependent on its ability to provide quality products and services at competitive prices. The Company's competition comes primarily from other foodservice distributors and produce processors. Some of the Company's competitors have substantially greater financial and other resources than the Company and may be better established in their markets. Management believes that competition for sales is largely based on the quality and reliability of products and services and, to a lesser extent, price. See "Business - Competition."

	Dependence on Senior Management and Key Employees.  The
Company's success is largely dependent on the skills, experience and efforts of its senior management. The loss of services of one or more of the Company's senior management could have a materially adverse effect upon the Company's business and development. In addition, the Company depends to a substantial degree on the services of certain key employees. The ability to attract and retain qualified employees in the future will be a key factor in the success of the Company.

	Volatility of Market Price for Common Stock. From time to time there may be significant volatility in the market price for the Company's common stock. Quarterly operating results of the Company or other distributors of food and related goods, changes in general conditions in the economy, the financial markets or the food distribution or food services industries, natural disasters or other developments affecting the Company or its competitors could cause the market price of the Common Stock to fluctuate substantially. In addition, in recent years the stock market has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to their operating performance.

Executive Officers

	The following table sets forth certain information concerning the executive officers of the Company as of December 28, 1996.

        Name      Age     Position

Robert C. Sledd   44      Chairman, Chief Executive Officer and Director

C. Michael Gray   47      President, Chief Operating Officer and Director

Jerry J. Caro     54      Founding Chairman, Senior Vice President and Director

Roger L. Boeve    58      Executive Vice President and Chief Financial Officer

Thomas Hoffman    57      Senior Vice President

David W. Sober    64      Vice President of Human Resources and Secretary



	Robert C. Sledd has served as Chairman of the Board of Directors since February 1995 and has served as Chief Executive Officer and a director of the Company since 1987. Mr. Sledd served as President of the Company from 1987 to February 1995. Mr. Sledd has served as a director of Taylor & Sledd Industries, Inc., a predecessor of the Company, since 1974, and served as President and Chief Executive Officer of that Company from 1984 to 1987.
Mr. Sledd also serves as a director of SCP Pool Corporation.

	C. Michael Gray has served as President and Chief Operating
Officer of the Company since February 1995 and has served as a director of the Company since 1992. Mr. Gray served as President of Pocahontas, from 1981 to 1995. Mr. Gray had been employed by Pocahontas since 1975, serving as Marketing Manager and Vice President of Marketing. Prior to joining Pocahontas, Mr. Gray was employed by the Kroger Company as a produce buyer.

	Jerry J. Caro has served as Founding Chairman of the Company since February 1995, as a director of the Company since 1987 and as Senior Vice President since 1989. Mr. Caro served as Vice Chairman of the Company from 1988 to February 1995. Although Mr. Caro is no longer involved in day to day management of the Company, pursuant to an agreement with the Company, he provides consulting services as requested. Prior to joining the Company, Mr. Caro was the President of Caro Produce & Institutional Foods, Inc., a wholly-owned subsidiary of the Company.

	Roger L. Boeve has served as Executive Vice President and Chief Financial Officer of the Company since 1988. Prior to that date, Mr. Boeve served as Executive Vice President and Chief Financial Officer for The Murray Ohio Manufacturing Company and as Corporate Vice President and Treasurer for Bausch and Lomb. Mr. Boeve is a certified public accountant.

	Thomas Hoffman has served as Senior Vice President of the Company since February 1995. Mr. Hoffman has also served as President of Kenneth O. Lester Company, a wholly-owned subsidiary of the Company, since 1989. Prior to joining the Company in 1989, Mr. Hoffman had served in executive capacities at Booth Fisheries Corporation, a subsidiary of Sara Lee Corporation, as well as C.F.S. Continental, Miami and International Foodservice, Miami, two foodservice distributors.

	David W. Sober has served as Vice President for Human Resources since 1987 and as Secretary of the Company since March 1991. Mr. Sober served as Vice President for Purchasing of the Company from March 1991 to July 1994. Mr. Sober served as Corporate Vice President and Secretary for Taylor & Sledd Industries, Inc., a predecessor of the Company, during 1986 and 1987. Mr. Sober held various positions in other companies in the wholesale and retail food industries, including approximately 30 years with the A&P grocery store chain.

Item 2.	Properties.

	The following table presents information as to the primary real properties and facilities of the Company and its operating subsidiaries and division:

                               Approx.
                                Area
                              in Sq. Ft   Principal Uses    Owned/Leased
                                                            (Expiration Date
Location                                                     if Leased)
Performance Food Group          5,000   Corporate offices       Leased (2000)
Company
Richmond, Virginia

Tampa, Florida (B&R Foods               Administrative          Owned
Division)                       96,000  offices, product
                                        inventory and
                                        distribution

Kenneth O. Lester Company, Inc. 140,000 Administrative          Leased (1998)
Lebanon, Tennessee                      offices, product
                                        inventory and
                                        distribution

Lebanon, Tennessee              176,000 Product inventory       Owned
                                        and distribution

Gainesville, Florida            70,000  Product inventory       Owned
                                        and distribution

Dallas, Texas                   75,000  Product inventory       Owned
                                        and distribution

Belcamp, Maryland (1)           75,000  Product inventory       Leased (2001)
                                        and distribution

Caro Produce & Institutional    152,000 Administrative          Owned
Foods, Inc.                             offices, produce
Houma, Louisiana                        processing, product
                                        inventory and
                                        distribution

Dallas, Texas                   81,000  Product inventory       Leased (1999)
                                        and distribution,
                                        produce processing

Hale Brothers/Summit, Inc.      74,000  Administrative offices,  Owned
Morristown, Tennessee                   product inventory and
                                        distribution

Pocahontas Foods, USA, Inc.     131,000 Administrative offices,  Owned
Richmond, Virginia                      product inventory and
                                        distribution

Milton's Foodservice, Inc.      166,000 Administrative offices,  Owned
Atlanta, Georgia                        product inventory
                                        and distribution

Performance Food Group of
Texas, LP (2)
Temple, Texas                   135,000 Administrative offices,  Owned
                                        product inventory
                                        and distribution

Victoria, Texas                 250,000 Product inventory        Owned
                                        and distribution


 (1)  The Belcamp, Maryland facility was opened in January 1997.
 (2) Performance Food Group of Texas, LP (formerly McLane Foodservice) and related properties were acquired by the Company on December 30, 1996

_______________

Item 3.	Legal Proceedings.

	From time to time the Company is involved in routine litigation and proceedings in the ordinary course of business. The Company does not have pending any litigation or proceeding that management believes will have a material adverse effect upon the Company.

Item 4.	Submission of Matters to a Vote of Shareholders.

	No matters were submitted to a vote of the shareholders during the fourth quarter ended December 28, 1996.

	PART II

Item 5.	Market for the Registrant's Common Stock and Related
Stockholder Matters.

	The prices in the table below represent the high and low sales price for Performance Food Group Company's common stock as reported by the Nasdaq
National Market. The prices have been adjusted to reflect a 3-for-2 stock split, effected as a stock dividend, in July 1996. As of March 21, 1997, Performance Food Group had approximately 980 shareholders of record. No cash dividends have been declared, and the present policy of the Board of Directors is to retain all earnings to support operations and to finance expansion.

                                                        1996
                                           High                   Low
                         First Quarter    $16.83                  $14.17
                         Second Quarter   $21.50                  $15.71
                         Third Quarter    $17.00                  $13.50
                         Fourth Quarter   $17.25                  $11.25
                         For the Year     $21.50                  $11.25


                                                         1995
                                           High                    Low

                         First Quarter    $11.33                  $ 8.17
                         Second Quarter   $14.17                  $10.83
                         Third Quarter    $17.00                  $13.33
                         Fourth Quarter   $16.33                  $14.67
                         For the Year     $17.00                  $ 8.17


Item 6.	Selected Consolidated Financial Data.

                                     Fiscal Year Ended

                                 Dec. 28,   Dec.30,  Dec. 31,  Jan. 1,  Jan. 2,

(In thousands, except per
 share data)                       1996      1995      1994      1994     1993


Statement of Earnings Data:
Net sales                       $784,219   $664,123  $473,414  $379,363 $325,575
Cost of goods sold               673,407    568,097   405,104   319,986  274,152
  Gross profit                   110,812     96,026    68,310    59,377   51,423
Operating expenses                92,227     80,302    60,125    50,588   45,297
  Operating profit                18,585     15,724     8,185     8,789    6,126

Other income (expense):
  Interest expense                  (627)    (2,727)    (388)   (1,311)  (1,955)
  Interest income                     20         16        8        53       25
  Other, net                         156         (2)    (286)       81      (70)

    Other expense, net              (451)    (2,713)    (666)   (1,177)  (2,000)

Earnings before income taxes
  and cumulative effect of
   accounting change              18,134     13,011     7,519    7,612    4,126

Income tax expense                 7,145      5,088     2,985    3,092    1,721

Earnings before cumulative
effect of accounting change      $10,989    $ 7,923    $4,534   $4,520  $ 2,405

Cumulative effect of change
 in method of accounting for
 income taxes                          -          -         -        -      157

   Net earnings                  $10,989    $ 7,923     $4,534  $4,520  $ 2,248


Per Share Data:
Earnings before cumulative
   effect of accounting change   $  0.94    $  0.82     $ 0.47  $ 0.60  $  0.36

Cumulative effect of change
   in method of accounting
     for income taxes                  -          -          -       -     0.02

   Net earnings                  $  0.94    $  0.82     $ 0.47  $ 0.60   $ 0.34

Weighted average common shares
 and common share equivalents
  outstanding                     11,686      9,631      9,600   7,501    6,673

Other Data:

Depreciation and amortization    $ 5,484    $ 5,319    $ 3,481  $2,870   $2,313
Capital expenditures               9,074     13,921     12,436   9,105    2,837

Balance Sheet Data (end of period):

Working capital                 $42,967     $30,299    $16,386  $19,183  $ 5,903
Property, plant and equipment,
  net                            55,697      51,640     35,352   26,411   19,970
Total assets                    182,897     155,134     99,075   83,488   63,844

Short-term debt (including
  current installments
    of long-term debt)              650       3,210      3,211    1,893    9,381
Long-term debt                    7,225      37,009      4,966    5,700   14,685
Shareholders' equity            101,135      55,791     46,263   40,643   11,431

Item 7.	Management's Discussion and Analysis of Financial Condition
and Results of Operations.

	GENERAL

	The Company was founded in 1987 as a result of the combination of the businesses of Pocahontas Foods, USA, Inc., a foodservice procurement and merchandising group in Richmond, Virginia, and Caro Produce & Institutional Foods, Inc., a distributor of fresh produce and other foodservice products and services in Louisiana and Texas, and has grown both internally through increased sales to existing and new customers and by acquisition of existing foodservice distributors. The Company's acquisitions include:

  the November 1987 acquisition of Pocahontas Foodservice, Inc., a broadline distributor based in Gainesville, Florida;
  the July 1988 acquisition of the Kenneth O. Lester Company, Inc., a broadline and customized distributor based in Lebanon, Tennessee;
  the December 1989 acquisition of Hale Brothers, Inc., a broadline distributor based in Morristown, Tennessee ("Hale");
  the December 1991 acquisition of B&R Foods, Inc., a broadline distributor based in Tampa, Florida;
  the December 1992 purchase of certain assets of Loubat-L.Frank, Inc., a broadline distributor based in New Orleans, Louisiana;
  the May 1993 acquisition by Hale of Summit Distributors, Inc., a broadline distributor based in Johnson City, Tennessee;
  the January 1995 acquisition of Milton's Foodservice, Inc., a broadline distributor based in Atlanta, Georgia ("Milton's"); and
  the June 1995 acquisition by Milton's of Cannon Foodservice, Inc., a broadline distributor based in Asheville, North Carolina ("Cannon").

	The Company derives its revenue primarily from the sale of food and food-related products to the foodservice, or "away-from-home eating," industry. The foodservice industry consists of two major customer types:
"traditional" foodservice customers, consisting of independent restaurants, hotels, cafeterias, schools, healthcare facilities and other institutional customers, and "multi-unit chain" customers, consisting of regional and national quick-service restaurants and casual dining restaurants. Products and services provided to the Company's traditional and multi-unit chain customers are supported by identical physical facilities, vehicles, equipment and personnel. The principal components of the Company's expenses include cost of goods sold, which represents the amount paid to manufacturers and growers for products sold, and operating expenses, which include primarily labor-related expenses, delivery costs and occupancy expenses.

        The Company's growth has created the need for additional facilities and the expansion of existing facilities. The Company has increased its distribution and processing capacity through the acquisition of other distributors as well as through expansions of its existing facilities and construction of new facilities. The Company's sales to certain multi-unit chain customers increased dramatically during 1994 and, as a result, capacity was exceeded at both the Lebanon, Tennessee and Gainesville, Florida distribution centers.
The capacity constraints adversely affected operations at both locations and resulted in increased operating expenses. Operating efficiencies improved in 1995 with the 105,000 square foot expansion of the distribution facility in Lebanon completed in November 1994 and the 34,000 square foot expansion of the Gainesville center completed in May 1995. In addition, the Company completed construction of a 75,000 square foot distribution center in Dallas, Texas in February 1996 and has leased a 75,000 square foot facility in

Belcamp, Maryland which became operational in January 1997. The Company incurred certain start-up expenses for the Dallas facility during the fourth quarter of 1995 and first quarter of 1996, and expects to incur certain start-up costs in the first quarter of 1997 associated with the Belcamp facility. The Company is also considering expanding certain of its other distribution centers during 1997 to efficiently service the Company's continued growth.

        The Company's fiscal year ends on the Saturday closest to December
31. Consequently, the Company will periodically have a 53-week fiscal year. The Company's fiscal years ended December 28, 1996, December 30, 1995 and December 31, 1994, herein referred to as 1996, 1995 and 1994, respectively, were all 52-week years.

RESULTS OF OPERATIONS

	The following table sets forth, for the periods indicated, the components of the consolidated statements of earnings expressed as a percentage of net sales.

                              1996      1995      1994

Net sales                   100.0%     100.0%     100.0%
Cost of goods sold           85.9       85.5       85.6
 Gross profit                14.1       14.5       14.4
Operating expenses           11.7       12.1       12.7
 Operating profit             2.4        2.4        1.7
Other expense, net            0.1        0.4        0.1
 Earnings before income taxes 2.3        2.0        1.6
Income tax expense            0.9        0.8        0.6
 Net earnings                 1.4%       1.2%       1.0%

COMPARISON OF 1996 TO 1995

        Net sales increased 18.1% to $784.2 million for 1996 compared with $664.1 million for 1995. Substantially all of the increase in net sales was attributable to internal growth. Inflation during 1996 accounted for approximately 1% of the sales growth.

	Gross profit increased 15.4% to $110.8 million in 1996 compared with $96.0 million in 1995. Gross profit margin decreased to 14.1% in 1996 compared to 14.5% in 1995. The gross margin percentage declined primarily due to the continued rapid growth of certain of the Company's large multi-unit chain customers which generally are higher volume, lower gross margin accounts but also allow for more efficient deliveries and use of capital, resulting in lower operating expenses. Gross margins during 1995 were adversely impacted by the Company's produce processing operations. During the second quarter of 1995, California experienced adverse weather conditions which created significant fluctuations in the price and availability of lettuce.
Although the Company was generally able to pass the increased costs on to its customers, the gross profit dollars per pound remained relatively comparable to normal conditions. Thus, although produce processing sales increased significantly during the period, gross margins did not increase proportionately.
In addition, margins in the produce processing business continue to be impacted by the Company's excess production capacity. The Company is increasing its marketing efforts to further develop produce sales to utilize this excess capacity.

	Operating expenses increased 14.9% to $92.2 million in 1996 from $80.3 million in 1995. As a percentage of net sales, operating expenses declined to 11.7% in 1996 compared with 12.1% in 1995, reflecting improved utilization of the Company's facilities at the increased level of sales and the continued shift in mix of sales to certain of the Company's rapidly growing multi-unit chain customers discussed above. These improvements in utilization were offset in part by increased costs associated with the severe weather experienced in the East and Midwest during the first quarter of 1996. In addition, the Company incurred certain start-up expenses in the first quarter of 1996 for the Dallas distribution center which became operational in February 1996.

	Operating profit increased 18.2% to $18.6 million in 1996 from $15.7 million in 1995. Operating profit margins remained flat at 2.4% for 1996 and 1995.

	Other expense decreased to $451,000 in 1996 from $2.7 million in 1995. Other expense includes interest expense, which decreased to $627,000 in 1996 from $2.7 million in 1995. The decrease in interest expense was due primarily to reduced debt levels after the Company's secondary stock offering completed in March 1996. The Company used the proceeds of this offering to repay approximately $33.3 million of debt.

	Income tax expense increased 40.4% to $7.1 million in 1996 from $5.1 million in 1995 as a result of higher pre-tax earnings. As a percentage of earnings before income taxes, income tax expense was 39.4% for 1996 versus 39.1% in 1995.

	Net earnings increased 38.7% to $11.0 million in 1996 from $7.9 million in 1995. As a percentage of net sales, net earnings increased to 1.4% in 1996 from 1.2% in 1995.

COMPARISON OF 1995 TO 1994

Net sales increased 40.3% to $664.1 million for 1995 compared to $473.4 million for 1994. Approximately 56% of the increase in net sales was attributable to internal growth in all areas of the Company's business, while approximately 44% was from sales by Milton's, which was acquired on January 3, 1995. Inflation accounted for approximately 3% of the internal sales growth.

	Gross profit increased 40.6% to $96.0 million in 1995 compared with $68.3 million in 1994. Gross profit margin increased to 14.5% in 1995 compared to 14.4% in 1994. The gross margin percentage improved primarily as a result of improvements in the Company's broadline operations. Gross margins during 1995 and 1994 were adversely impacted, however, by the Company's produce processing operations. During the second quarter of 1995, California experienced adverse weather conditions which created significant fluctuations in the price and availability of lettuce. Although the Company was generally able to pass the increased costs on to its customers, the gross profit dollars per pound remained relatively comparable to normal conditions. Thus, although produce processing sales increased significantly during the period, gross margins did not increase proportionately. In addition, margins in the produce processing business continued to be impacted by the Company's excess production capacity. During the third and fourth quarters of 1994, gross profit margins were adversely affected by equipment problems in the Company's produce processing operations. The Company purchased new equipment during December 1994 which addressed those problems. On a year to year comparison, the impact of lettuce prices and excess capacity in 1995 was similar to the impact of equipment problems in the produce processing business in 1994.

	Operating expenses increased 33.6% to $80.3 million in 1995 from $60.1 million in 1994. As a percentage of net sales, operating expenses declined to 12.1% in 1995 compared with 12.7% in 1994, reflecting improved utilization of the Company's facilities at the increased level of sales.

	Operating profit increased 92.1% to $15.7 million in 1995 from $8.2 million in 1994. Operating profit margin increased to 2.4% in 1995 from 1.7% in 1994.

	Other expense increased to $2.7 million in 1995 from $666,000 in 1994. Other expense includes interest expense, which increased to $2.7 million in 1995 from $388,000 in 1994. The increase in interest expense was due to the $22.5 million which was borrowed to purchase Milton's and the $7.3 million of Milton's existing debt which was assumed by the Company at the time of purchase and financed under the revised loan agreement executed pursuant to the Milton's purchase.

	Income tax expense increased 70.5% to $5.1 million from $3.0 million in 1994 as a result of higher pre-tax earnings. As a percentage of earnings before income taxes, income tax expense was 39.1% for 1995 versus 39.7% in 1994.

	Net earnings increased 74.7% to $7.9 million in 1995 from $4.5 million in 1994. As a percentage of net sales, net earnings increased to 1.2% in 1995 from 1.0% in 1994.

LIQUIDITY AND CAPITAL RESOURCES

	The Company has financed its operations and growth primarily with cash flow from operations, borrowings under its revolving credit facility, operating leases, normal trade credit terms and from the sale of the Company's common stock. Despite the Company's large sales volume, working capital needs are minimized because the Company's investment in inventory is financed primarily with accounts payable.

	Cash provided by operating activities was $9.9 million and $7.3 million for 1996 and 1995, respectively. The increase in cash provided by operating activities resulted primarily from higher net earnings offset in part by increased levels of receivables and inventories, net of an increase of trade payables, due to the continued growth of the Company's business.

	Cash used by investing activities was $9.3 million and $36.0 million for 1996 and 1995, respectively. Investing activities include additions to and disposal of property, plant and equipment and the acquisition of businesses. The Company's total capital expenditures for 1996 were $9.1 million including approximately $1.4 million for the expansion in progress of the distribution center in Houma, Louisiana, approximately $1.9 million to complete the distribution center in Atlanta, Georgia, and approximately $1.8 million to complete construction of the distribution center in Dallas, Texas. Investing activities during 1995 included the $22.5 million purchase of Milton's ($21.7 million, net of cash on hand at the acquired company) and the $643,000 purchase of Cannon.

	Cash provided by financing activities was $695,000 and $31.3 million in 1996 and 1995, respectively. Financing activities in 1996 included net proceeds of $33.3 million from the Company's secondary offering of common stock completed in March 1996. The proceeds were used to repay the $30.0 million term loan used to finance the acquisition of Milton's and the remainder to repay a portion of amounts outstanding under a revolving credit facility.
In 1995, cash provided by financing activities included the proceeds from a $30.0 million term loan, from which the Company used $22.5 million to fund the purchase of Milton's and $7.3 million to repay debt assumed in the Milton's acquisition.

	In July 1996, the Company entered into a three-year $50.0 million revolving credit agreement (the "Credit Facility") with a commercial bank. Approximately $3.6 million was outstanding under the Credit Facility at December 28, 1996. The Credit Facility also supports up to $3.0 million of letters of credit. At December 28, 1996, the Company was contingently liable for outstanding letters of credit of $2.7 million, which reduce amounts available under the Credit Facility. At December 28, 1996, $43.7 million was available under the Credit Facility. The facility bears interest at LIBOR plus a spread over LIBOR (5.56% at December 28, 1996), which varies based on the ratio of funded debt to total capital. Additionally, the Credit Facility requires the maintenance of certain financial ratios, as defined, regarding debt to tangible net worth, cash flow coverage and current assets to current liabilities.

	The Company believes that cash flow from operations and borrowings under the Credit Facility will be sufficient to finance its operations and anticipated growth for the foreseeable future.

BUSINESS COMBINATIONS

	On January 3, 1995, the Company purchased all of the outstanding stock of Milton's Foodservice, Inc., a broadline distributor located in Atlanta,Georgia, which now operates as a wholly-owned subsidiary of the Company.Milton's had 1994 net sales of approximately $72.0 million. The aggregate consideration paid by the Company for Milton's was $22.5 million in cash plus the assumption of $7.3 million of indebtedness. On June 15, 1995, the Company acquired certain assets of Cannon Foodservice, Inc. for approximately $643,000. Cannon, a broadline distributor located in Asheville, North Carolina, had 1994 net sales of approximately $9.0 million. The operations of Cannon have been combined with the operations of Milton's and are being conducted through the Milton's distribution facility in Atlanta, Georgia.

	These acquisitions have been accounted for using the purchase method and, accordingly, the acquired assets and liabilities have been recorded at their fair value at the dates of acquisition. The excess of the purchase price over the fair value of tangible net assets acquired in these business combinations was approximately $13.1 million. The Company's intangible assets are being amortized on a straight-line basis ranging from 5 to 40 years. The goodwill component is being amortized over 40 years, which reflects management's best estimate of the appropriate period over which to amortize goodwill associated with those acquisitions and is consistent with current industry practice.

        Subsequent to the Company's year end, on December 30, 1996, the Company completed the acquisition of certain net assets of McLane Foodservice-Temple, Inc.("McLane Foodservice"), a wholly-owned subsidiary of McLane Company, Inc., based in Temple, Texas for approximately $30.0 million. McLane Foodservice operates distribution centers in Temple and Victoria, Texas and had 1996 net sales of approximately $180 million. Simultaneously with the closing, the Company purchased the distribution center in Victoria from an independent third party for approximately $1.5 million. The purchase was financed with borrowings under the Credit Facility.

QUARTERLY RESULTS AND SEASONALITY

	Set forth below is certain summary information with respect to the Company's operations for the most recent eight fiscal quarters. Historically, the restaurant and foodservice business is seasonal with lower sales in the first quarter. Consequently, the Company may experience lower net sales during the first quarter, depending on the timing of any acquisitions. Management believes the Company's quarterly net sales will continue to be impacted by the seasonality of the restaurant business.

                                                          1996

                                          1st        2nd        3rd        4th
(In thousands, except per share data)    Quarter   Quarter    Quarter    Quarter
Net sales                              $173,059   $192,451   $202,401   $216,308
Gross profit                             25,087     26,927     28,505     30,293
Operating profit                          3,130      5,258      5,239      4,958
Earnings before income taxes              2,829      5,192      5,216      4,897
Net earnings                              1,712      3,139      3,159      2,979
Net earnings per common share          $   0.16   $   0.26   $   0.26   $   0.25


                                                           1995

                                           1st        2nd        3rd       4th
(In thousands, except per share data)    Quarter    Quarter    Quarter   Quarter

Net sales                               $151,772   $169,989   $169,481  $172,881
Gross profit                              22,347     24,540     23,987    25,152
Operating profit                           2,847      4,358      4,368     4,151
Earnings before income taxes               2,089      3,573      3,768     3,581
Net earnings                               1,274      2,175      2,292     2,182
Net earnings per common share           $   0.13   $   0.23   $   0.23   $  0.22

Item 8.	Financial Statements and Supplementary Data.

                                                            Page of Form 10-K
	Financial Statements:
                Report of Independent Auditors...................... F-1
                Consolidated Balance Sheets......................... F-2
                Consolidated Statements of Earnings................. F-3
                Consolidated Statements of Shareholders' Equity..... F-4
                Consolidated Statements of Cash Flows............... F-5
                Notes to Consolidated Financial Statements.......... F-6

	Financial Statement Schedules:
		Independent Auditors' Report on Financial Statement
                        Schedule.................................... S-1
                Schedule II - Valuation and Qualifying Accounts..... S-2

Item 9.	Changes in and Disagreements with Accountants on Accounting
and Financial Disclosure.

	None.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

	The Proxy Statement issued in connection with the Shareholders meeting to be held on May 6, 1997 contains under the captions "Proposal 1:
Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" information required by Item 10 of Form 10-K and is incorporated herein by reference. Pursuant to General Instruction G(3), certain information concerning executive officers of the Company is included in Part I of this Form 10-K, under the caption "Executive Officers."

Item 11.	Executive Compensation.

	The Proxy Statement issued in connection with the Shareholders meeting to be held on May 6, 1997 contains under the caption "Executive Compensation" information required by Item 11 of Form 10-K and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and
Management.

	The Proxy Statement issued in connection with the Shareholders meeting to be held on May 6, 1997 contains under the captions "Security Ownership of Certain Beneficial Owners" and "Proposal 1: Election of Directors" information required by Item 12 of Form 10-K and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions.

	The Proxy Statement issued in connection with the Shareholders meeting to be held on May 6, 1997 contains under the caption "Certain Transactions" information required by Item 13 of Form 10-K and is incorporated herein by reference.

PART IV

Item 14.	Exhibits, Financial Statement Schedules and Reports on
                Form 8-K.

(a).     1.     Financial Statements.  See index to Consolidated Financial
                Statements on page 21 of this Form 10-K.

         2.     Financial Statement Schedules.  See of page 21 this Form 10-K.

         3.     Exhibits:

A.	Incorporated by reference to the Company's Registration Statement on
        Form S-1 (No. 33-64930):

Exhibit
Number                          Description

3.1	--	Restated Charter of Registrant.

3.2	--	Restated Bylaws of Registrant.

4.1	--	Specimen Common Stock certificate.

4.2	--	Article 5 of the Registrant's Restated Charter (included in
       Exhibit 3.1).

4.3	--	Article 6 of the Registrant's Restated Bylaws (included in
       Exhibit 3.2).

10.1	--	Loan Agreement dated May 17, 1984 by and between the Industrial
        Development Board of Wilson County, Tennessee and Kenneth O.
        Lester Company, Inc.

10.2	--	Promissory Note executed May 17, 1984 in favor of the Industrial
        Development Board of Wilson County, Tennessee.

10.3	--	Industrial Development Revenue Bond Series A due 1999.

10.4	--	Assignment from the Industrial Development Board of Wilson
        County to Wachovia Bank and Trust Company, N.A. dated May 17,
        1984.

10.5	--	Guaranty Agreement dated May 17, 1984 from Kenneth O. Lester
        Company, Inc. to Wachovia Bank and Trust Company, N.A.

10.6	--	Loan Agreement dated July 7, 1988, as amended by various
        amendments thereto, by and between the Pocahontas Food Group, Inc. Employee Savings and Stock Ownership Trust, Sovran Bank/ Central South, Trustee,Pocahontas Food Group, Inc., and Third National Bank, Nashville,Tennessee.

10.7	--	Guaranty Agreement dated July 7, 1988 by and between Pocahontas
        Food Group, Inc. and Third National Bank, Nashville, Tennessee.

10.8	--	Loan Agreement dated March 1, 1993, by and between Loubat-L.
        Frank, Inc. and Performance Food Group Company.

10.9	--	Promissory Note dated March 1, 1992 in favor of Performance Food
        Group Company.


10.10	--	Lease Agreement by and between the Kenneth O. Lester Company and K&F Development Company dated July 1, 1988, with an amendment thereto.

10.11	--	Commercial Lease Agreement between Alexander & Baldwin, Inc. and
         KMB Produce, Inc., a division of Caro Produce & Institutional
         Foods, Inc.,dated November 20, 1991, as amended by Lease
         Amendment No. 1 thereto.

10.12	--	Lease Agreement by and between the Martin-Brower Company and KMB
         Produce, Inc. dated August 18, 1987.

10.13	--	1989 Non-Qualified Stock Option Plan.

10.14	--	1993 Employee Stock Incentive Plan.

10.15	--	1993 Outside Directors' Stock Option Plan.

10.16	--	Performance Food Group Employee Savings and Stock Ownership Plan.

10.17	--	Trust Agreement for Performance Food Group Employee Savings and
         Stock Ownership Plan.

10.18	--	Form of Pocahontas Food Group, Inc. Executive Deferred
         Compensation Plan.

10.19	--	Form of Indemnification Agreement.

10.20	--	Pledge Agreement dated March 31, 1993 by and between Hunter
         C. Sledd, Jr. and Pocahontas Foods, USA, Inc.

B.	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994:

Exhibit
Number                                 Description

10.21	--	First Amendment to the Trust Agreement for Pocahontas Food
         Group, Inc. Employee Savings and Stock Ownership Plan.

10.22	--	Performance Food Group Employee Stock Purchase Plan.

C.	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended April 2, 1994:

Exhibit
Number                                 Description

10.23	--	Lease Agreement by and between C. O. Hurt and Hale Brothers/
         Summit, Inc. dated January 27, 1994.

10.24	--	Amendment to Loan Agreement dated March 4, 1994 by and among
         Performance Food Group Company Employee Savings and Stock
         Ownership Plan, First Tennessee Bank, N.A., Performance Food
         Group Company and Third National Bank, Nashville, Tennessee.

10.25	--	Corporate Guaranty dated March 16, 1994 by Performance Food
         Group Company in favor of Third National Bank, Nashville, Tennessee, for the account of Employers Self Insurers Fund.

D.	Incorporated by reference to the Company's Quarterly Report on Form
   10-Q for the quarter ended October 1, 1994:

Exhibit
Number                                 Description

10.26	--	Amended and Restated Lease Agreement by and between Pocahontas
         Foods USA, Inc. and Taylor & Sledd, Inc. dated August 1, 1994.

10.27	--	Purchase Agreement by and between Performance Food Group Company and the Shareholder of Milton's Institutional Foods, Inc. dated November 3, 1994.

E.	Incorporated by Reference to the Company's Report on Form 8-K dated
   January 3, 1995:

Exhibit
Number						Description

10.28	--	Second Amendment to Loan Agreement dated January 3, 1995 between
         Performance Food Group Company, Employee Savings and Stock
         Ownership Trust, First Tennessee Bank, N.A. as trustee,
         Performance Food Group Company and Third National Bank,
         Nashville, Tennessee.

F.	Incorporated by Reference to the Company's Quarterly Report on Form 10-Q
   for the quarter ended July 1, 1995:

Exhibit
Number						Description

10.29	--	Employment agreement dated May 17, 1995 by and between
         Performance Food Group Company and Jerry J. Caro.

G.	Incorporated by Reference to the Company's Quarterly Report on Form 10-Q
   for the quarter ended 	September 28, 1996:

10.30	--	Revolving Credit Agreement dated July 8, 1996 by and between
         Performance Food Group Company and First Union National Bank of Virginia.

H.	Filed herewith:

10.31	--	Performance Food Group Company Employee Savings and Stock
         Ownership Plan Savings Trust.

21   	--	List of Subsidiaries.

23.1 	--	Consent of Independent Auditors.

27   	--	Financial Data Schedule ( for SEC use only).

 (b)	During the fourth quarter of fiscal 1996 ended December 28, 1996, the Company filed no reports on Form 8-K.

	SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Richmond, State of Virginia, on March 26, 1997.

                                   PERFORMANCE FOOD GROUP COMPANY


                                   						By:/s/ Robert C. Sledd
						                                      Robert C. Sledd, Chairman


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

	Signature           	Title                          	Date


/s/ Robert C. Sledd
Robert C. Sledd       Chairman, Chief Executive Officer
                      and Director [Principal Executive
                      Officer]                               March 26, 1996



/s/ C. Michael Gray
C. Michael Gray       President, Chief Operating Officer
                      and Director                           March 26, 1996


/s/ Jerry J. Caro
Jerry J. Caro        Founding Chairman, Senior Vice
                     President and Director                  March 26, 1996



/s/ Roger L. Boeve
Roger L. Boeve      Executive Vice President and Chief
                    Financial Officer [Principal
                    FinancialOfficer and Principal
                    Accounting Officer]                      March 26, 1996


/s/ David W. Sober
David W. Sober      Vice President and Secretary             March 26, 1996


/s/Fred C. Goad,Jr.
Fred C. Goad, Jr.   Director                                 March 26, 1996


/s/Timothy M.Graven
Timothy M. Graven   Director                                 March 26, 1996


/s/Charles E.Adair
Charles E.Adair     Director                                 March 26, 1996




Report of Independent Auditors

The Board of Directors
Performance Food Group Company:

	We have audited the accompanying consolidated balance sheets of Performance Food Group Company and subsidiaries as of December 28, 1996 and December 30, 1995, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the fiscal years in the three-year period ended December 28, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

	We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

	In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Performance Food Group Company and subsidiaries as of December 28, 1996 and
December 30, 1995, and the results of their operations and their cash flows for each of these fiscal years in the three-year period ended December 28, 1996, in conformity with generally accepted accounting principles.



                                                 /s/KPMG PEAT MARWICK LLP

Richmond, Virginia
February 7, 1997


                                CONSOLIDATED BALANCE SHEETS

                                              December 28,          December 30,
(Dollar amounts in thousands,
 except per share amounts)                      1996                    1995
ASSETS

Current assets:
  Cash                                       $   5,557               $   4,235
  Trade accounts and notes receivable,
   less allowance for doubtful accounts
    of $2,300 and $1,769                        55,689                  44,264

  Inventories                                   48,005                  37,844
  Prepaid expenses and other current
   assets                                        1,405                   1,331
  Deferred income taxes                          2,771                   1,853

     Total current assets                      113,427                  89,527

Property, plant and equipment, net              55,697                  51,640

Goodwill, net of accumulated
 amortization of $1,089 and $769                11,760                  12,075
Other intangible assets, net of
 accumulated amortization of $928 and $638         991                   1,138
Other assets                                     1,022                     754

     Total assets                            $ 182,897               $ 155,134

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Outstanding checks in excess of deposits    $  12,895               $  13,791
 Current installments of long-term debt            650                   3,210
 Trade accounts payable                         44,494                  31,943
 Accrued expenses                               10,984                  10,086
 Income taxes payable                            1,437                     198

     Total current liabilities                  70,460                  59,228
Notes payable to banks                           3,621                   5,243
Long-term debt, excluding current installments   3,604                  31,766
Deferred income taxes                            4,077                   3,106

     Total liabilities                          81,762                  99,343

Shareholders' equity:
 Preferred stock, $.01 par value; 5,000,000
  shares authorized; no shares issued,
   preferences to be defined when issued             -                       -

Common stock, $.01 par value; 50,000,000
 shares authorized; 11,663,015 shares and
  9,300,006 shares issued and outstanding          117                      93

Additional paid-in capital                      68,083                  34,172

Retained earnings                               36,770                  25,781

                                               104,970                  60,046

Loan to leveraged employee stock ownership
  plan                                          (3,835)                 (4,255)

Total shareholders' equity                     101,135                  55,791

Commitments and contingencies
(notes 4, 6, 7, 8, 10, 11 and 13)

                                            $  182,897              $  155,134

See accompanying notes to consolidated financial statements.


                        CONSOLIDATED STATEMENTS OF EARNINGS

                                                Fiscal Year Ended
                                   December 28,   December 30,    December 31,
(Dollar amounts in thousands,
 except per share amounts)            1996           1995            1994
Net sales                         $ 784,219       $ 664,123       $ 473,414
Cost of goods sold                  673,407         568,097         405,104
  Gross profit                      110,812          96,026          68,310
Operating expenses                   92,227          80,302          60,125
  Operating profit                   18,585          15,724           8,185

Other income (expense):
Interest expense                       (627)         (2,727)           (388)
Interest income                          20              16               8
Other, net                              156              (2)           (286)
  Other expense, net                   (451)         (2,713)           (666)

  Earnings before income taxes       18,134          13,011            7,519

Income tax expense                    7,145           5,088            2,985

  Net earnings                     $ 10,989         $ 7,923          $ 4,534

Net earnings  per common share     $   0.94         $  0.82          $  0.47

Weighted average common shares
  and common share equivalents
    outstanding                  11,685,683       9,630,990        9,599,586

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                                           Loan to      Total
                               Common Stock      Additional    Retained  leveraged   shareholders'
                             Shares   Amount  paid-in capital  earnings     ESOP        equity

(Dollar amounts in thousands)


Balance at January 1, 1994   9,053,898  $  90     $ 31,943       $ 13,629    $(5,019)   $  40,643

 Employee stock option,
  incentive and purchase
   plans and related income
    tax benefit                 76,695      1          683              -          -          684

 Principal payments on
  loan to leveraged ESOP             -      -            -              -        402          402

 Net earnings                        -      -            -          4,534          -        4,534

Balance at December 31, 1994 9,130,593     91       32,626         18,163      (4,617)     46,263

 Employee stock option,
  incentive and purchase
   plans and related income
    tax benefit                190,278      2        1,572              -            -      1,574

 Retirement of common stock
  received from exercise of
   employee stock options      (20,865)     -          (26)          (305)           -       (331)

 Principal payments on loan
  to leveraged ESOP                  -      -            -              -          362        362

 Net earnings                        -      -            -           7,923           -      7,923

Balance at December 30, 1995 9,300,006     93        34,172         25,781       (4,255)   55,791

 Proceeds from secondary
  offering of common stock   2,255,455     23        33,306              -            -    33,329

 Employee stock option,
  incentive and purchase
   plans and related income
    tax benefits               107,691      1           607              -            -       608

 Principal payments on loan
  to leveraged ESOP                  -      -             -              -          420       420

 Payment for fractional shares
  resulting from 3-for-2 stock
   split                          (137)     -            (2)             -            -        (2)

 Net earnings                        -      -             -         10,989            -    10,989

Balance at December 28,
 1996                       11,663,015  $ 117      $ 68,083       $ 36,770      $ (3,835) $101,135

See accompanying notes to consolidated financial statements.


                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Fiscal Year Ended
                                          December 28,   December 30,    December 31,
                                             1996            1995            1994
(Dollar amounts in thousands)
Cash flows from operating activities:
 Net earnings                             $ 10,989       $   7,923    $   4,534
 Adjustments to reconcile net earnings to
  net cash provided by operating activities:
    Depreciation and amortization            5,484           5,319        3,481
    ESOP contributions applied to principal
      of ESOP debt                              420             362          402
Loss (gain) on disposal of property,
     plant and equipment                       (53)            (97)          34
    Deferred income taxes                       53            (276)         (49)
    Changes in operating assets and liabilities,
     net of effects of companies acquired:
          Increase in trade accounts and
              notes receivable              (11,425)         (6,165)      (3,850)
          Increase in inventories           (10,161)         (6,363)      (2,293)
Decrease (increase) in prepaid
            expenses and other
               current assets                   (74)            546         (147)
          Increase in trade accounts payable 12,551           3,920        6,039
          Increase in accrued expenses          898           2,089        2,132
          Increase (decrease) in income taxes
             payable                          1,239              76         (902)
              Total adjustments               (1,068)           (589)       4,847
Net cash provided by operating
                activitie                     9,921           7,334        9,381
Cash flows from investing activities, net of
  effects of companies acquired:
 Purchases of property, plant and equipment  (9,074)        (13,921)     (12,436)
 Proceeds from sale of property, plant and
  equipment                                     196             463          177
Net cash paid for acquisitions                   -         (22,542)           -
 Decrease (increase) in other assets           (416)              -          981
Net cash used by investing
               activities                    (9,294)        (36,000)     (11,278)
Cash flows from financing activities:
 Increase (decrease) in outstanding checks
   in excess of deposits                       (896)          5,263        2,034
Net proceeds from (payments on) notes
   payable to banks                          (1,622)          2,798        1,621
Proceeds from issuance of long-term debt         -          22,715            -
 Principal payments on long-term debt       (30,722)           (756)      (1,037)
Net proceeds from stock offering            33,329               -            -
 Employee stock option, incentive and purchase
   plans and related income tax benefit         606            1,243         684
Net cash provided by financing
               activities                       695           31,263       3,302
Net increase in cash                          1,322            2,597       1,405
Cash at beginning of year                     4,235            1,638         233
Cash at end of year                        $  5,557       $    4,235   $   1,638

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
________________________________________________________________________________

December 28, 1996 and December 30, 1995

1.	Description of Business

Performance Food Group Company (the "Company"), through its operating subsidiaries and division, is engaged in the marketing, processing and sale of food and food-related products to the foodservice, or "away-from-home eating" industry. The foodservice industry consists of two major customer types:
"traditional" foodservice customers consisting of independent restaurants, hotels, cafeterias,schools, healthcare facilities and other institutions; and "multi-unit chain" customers consisting of regional and national quick-service restaurants and casual dining restaurants. Products and services provided to the Company's traditional and multi-unit chain customers are supported by identical physical facilities, vehicles, equipment, systems and personnel.
Most of the Company's customers are located in the Southern, Southwestern, Midwestern and Northeastern United States. The Company has the following wholly-owned subsidiaries and operating division: Pocahontas Foods, USA, Inc.; Caro Produce & Institutional Foods, Inc. and subsidiaries ("Caro"); Kenneth O. Lester Company, Inc. ("KOL"); Hale Brothers/Summit, Inc.; Milton's Foodservice, Inc. ("Milton's"); and the B&R Foods division.

The Company uses a 52/53 week fiscal year ending on the Saturday closest to December 31. The fiscal years ended December 28, 1996, December 30, 1995 and December 31, 1994 (all 52 week years) are referred to herein as 1996, 1995 and 1994, respectively.

2.	Summary of Significant Accounting Policies

	(a)	Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

	(b)	Revenue Recognition and Receivables

Sales are recognized upon the shipment of goods to the customer. Trade accounts and notes receivable represent receivables from customers in the ordinary course of business. Such amounts are recorded net of the allowance for doubtful accounts in the accompanying consolidated balance sheets. The provision for doubtful accounts recorded by the Company was approximately $1,150,000,$1,762,000 and $547,000 in 1996, 1995 and 1994, respectively.

        (c)     Inventories

The Company values inventory at the lower of cost or market using the first-in, first-out (FIFO) method. Inventories consist primarily of food and food-related products.

        (d)     Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation of property, plant and equipment is calculated primarily using the straight-line method over the estimated useful lives of the assets.

When assets are retired or otherwise disposed of, the costs and related accumulated depreciation are removed from the accounts. The difference between the net book value of the asset and proceeds from disposition is recognized as a gain or loss. Routine maintenance and repairs are charged to expense as incurred, while costs of betterments and renewals are capitalized.


        (e)     Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes, which requires the use of the asset and liability method of accounting for deferred income taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Future tax benefits, including net operating loss carryforwards, are recognized to the extent that realization of such benefits is more likely than not.

        (f)     Intangible Assets

Intangible assets consist primarily of the excess of the purchase price over the fair value of tangible net assets acquired (goodwill) related to purchase business combinations, costs allocated to customer lists, non-competition agreements and deferred loan costs. These intangible assets are being amortized on a straight-line basis over their estimated useful lives, which range from 5 to 40 years.

        (g)     Net Earnings Per Common Share

Net earnings per common share are computed using the weighted average number of common shares outstanding during each period, including common stock equivalents related to stock options calculated using the treasury stock method, when dilutive.

	(h)	Stock-Based Compensation

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation. This new accounting standard encourages, but does not require, companies to record compensation costs for stock-based compensation plans using a fair-value based method of accounting for employee stock options and similar equity instruments. The Company has elected to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock (see note 13).

	(i)	Accounting Estimates

The preparation of the consolidated financial statements, in conformity with generally accepted accounting principles, requires management to make estimates that affect the reported amounts of assets, liabilities, sales and expenses. Actual results could differ from those estimates.

	(j)	Fair Value of Financial Instruments

SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires the disclosure of fair value information regarding financial instruments whether or not recognized on the balance sheet, for which it is practical to estimate that value. At December 28, 1996, the carrying value of cash, trade accounts and notes receivable, outstanding checks in excess of deposits, trade accounts payable and accrued expenses approximate their fair value due to the relatively short maturity of those instruments. The carrying value of the Company's long-term debt and borrowings under its revolving credit facility approximates fair value due to the variable nature of the interest rate charged on such borrowings.

        (k) Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, in 1996. This accounting standard requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Adoption of SFAS No. 121 did not have a material impact on the Company's financial position, results of operations or liquidity.

	(l)	Reclassifications

Certain amounts in the 1995 and 1994 consolidated financial statements have been reclassified to conform with the 1996 presentation.

3.	Concentration of Sales and Credit Risk

Two of the Company's customers, Cracker Barrel Old Country Stores, Inc. ("Cracker Barrel") and Outback Steakhouse, Inc. ("Outback"), account for a significant portion of the Company's consolidated net sales. Net sales to Cracker Barrel accounted for 30%, 29% and 33% of consolidated net sales for 1996, 1995 and 1994, respectively. Net sales to Outback accounted for 19%, 15% and 11% of consolidated net sales for 1996, 1995 and 1994 respectively. At December 28, 1996, amounts receivable from these two customers represented 33% of total trade receivables.

Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. As discussed above, a significant portion of the Company's sales and related receivables are generated from two customers. The remainder of the Company's customer base includes a large number of individual restaurants, national and regional chain restaurants and franchises, and other institutional customers. The credit risk associated with trade receivables is minimized by the Company's large customer base and ongoing control procedures which monitor the customers' credit worthiness.

4.	Business Combinations

On January 3, 1995, the Company purchased all of the outstanding capital stock of Milton's, a foodservice distributor located in Atlanta, Georgia, which now operates as a wholly-owned subsidiary of the Company. Milton's had 1994 net sales of approximately $72.0 million. The aggregate consideration paid by the Company for Milton's was $22.5 million in cash plus the assumption of $7.3 million of indebtedness. On June 15, 1995, the Company acquired certain assets of Cannon Foodservice, Inc. ("Cannon") for approximately $643,000. Cannon, a foodservice distributor located in Asheville, North Carolina, had 1994 net sales of approximately $9.0 million. The operations of Cannon have been combined with the operations of Milton's and all operations are being conducted through the Milton's distribution facility.

These acquisitions have been accounted for using the purchase method and, accordingly, the acquired assets and liabilities have been recorded at their fair values at the dates of acquisition. The excess of the purchase price over the fair value of tangible net assets acquired in these business combinations was approximately $13.1 million. The Company's intangible assets are being amortized on a straight-line basis ranging from 5 to 40 years. The goodwill component is being amortized over 40 years, which reflects management's best estimate of the appropriate period over which to amortize the goodwill associated with these acquisitions and is consistent with current industry practice.

The unaudited consolidated results of operations on a pro forma basis as though Milton's had been acquired as of the beginning of 1994 are as follows (in thousands):

                         Net sales                      $       545,395
                         Gross profit                            82,844
                         Net earnings                             4,757
                         Net earnings per common share  $           .50


Milton's was acquired on January 3, 1995 and therefore the pro forma consolidated results of operations for 1995 do not differ from the actual results reported in the consolidated statements of earnings. The pro forma results of the Cannon acquisition, assuming that it had been made at the beginning of the years presented, would not differ materially from the actual results reported.

The pro forma results are presented for information only and are not necessarily indicative of the operating results that would have occurred had the Milton's acquisition been consummated as of the above date.

5.	Property, Plant and Equipment

Property, plant and equipment as of December 28, 1996 and December 30, 1995 consist of the following (in thousands):

                                                                             1996        1995

Land                                                                     $   3,136   $   2,864
Buildings and building improvements                                         41,833      32,089
Transportation equipment                                                     9,911       9,939
Warehouse and plant equipment                                               20,398      18,666
Office equipment, furniture and fixtures                                     8,000       7,290
Leasehold improvements                                                       3,095       2,673
Construction-in-process                                                      2,160       6,507
                                                                            88,533      80,028
Less accumulated depreciation and amortization                              32,836      28,388
    Property, plant and equipment, net                                   $  55,697   $  51,640

At December 28, 1996, the Company was in the process of expanding its distribution center in Houma, Louisiana. This project is expected to be finished during the first quarter of 1997 with a total cost of approximately $2.4 million, including $1.4 million incurred through December 28, 1996.

6.	Supplemental Cash Flow Information

                                               1996         1995        1994
Cash paid during the year for:
     Interest                               $    816    $   2,540   $     332
     Income taxes                              5,853        5,011       3,887
Effects of purchase of companies:
     Fair value of assets acquired          $      -    $  32,544   $       -
     Liabilities assumed                           -      (10,002)          -
            Net cash paid for acquisitions  $      -    $  22,542   $       -
Non-cash financing activities:
     Exercise of employee stock options     $      -    $     331   $       -

 7.	Notes Payable to Banks

Notes payable to banks consist of the outstanding borrowings under a revolving credit facility. On July 8, 1996, the Company entered into a $50.0 million revolving credit agreement (the "Credit Facility") with a commercial bank, of which approximately $3,621,000 was outstanding at December 28, 1996. The Credit Facility bears interest at LIBOR plus a spread over LIBOR, which varies based on the ratio of funded debt to total capital. At December 28, 1996, the interest rate on the Credit Facility was 5.56%. The weighted average interest rate for 1996 was 6.07%. The facility expires in July 1999. The Credit Facility requires the maintenance of certain financial ratios, as defined, regarding debt to tangible net worth, cash flow coverage and current assets to current liabilities. Additionally, the Company was contingently liable for outstanding letters of credit in the amount of $2,713,000 at December 28, 1996, which are not reflected in the accompanying consolidated balance sheet.

 8.     Long-term Debt

Long-term debt as of December 28, 1996 and December 30, 1995 consists of the following (in thousands):

                                                      1996         1995
Loan payable to employee stock ownership plan
payable in quarterly installments of $170 which
includes interest based on LIBOR plus a spread
over LIBOR (5.57% at December 28, 1996). Loan
matures in 2003.  Loan secured by stock acquired
by the employee stock ownership plan sponsored
by the Company (see note 12).                        $  3,835     $  4,255

Industrial Revenue Bonds payable in quarterly
installments of $33 plus interest computed at
82% of prime rate (6.75% at December 28, 1996),
with final payment due in 1999; secured
by certain real estate and equipment of KOL.               333          467

Notes payable to banks, bearing interest at rates
from 6.6% to 10%, generally payable in monthly
installments plus interest, and maturing at various
dates through 1999.  Notes are secured by
certain assets of Caro.                                      86          133

Term loan payable, repaid in 1996 (see note 9).               -       30,000
Notes payable, repaid in 1996.                                -          121
                                                          4,254       34,976
    Less current installments                               650        3,210
      Long-term debt, excluding current installments   $  3,604     $ 31,766

Maturities of long-term debt are as follows (in thousands):

          1997                                                                $    650
          1998                                                                     678
          1999                                                                     602
          2000                                                                     562
          2001                                                                     594
          Thereafter                                                             1,168

                        Total maturities of long-term debt                    $  4,254

9.      Shareholders' Equity

In March 1996, the Company completed a secondary offering of 2,916,824 shares of common stock, of which the Company sold 2,255,455 shares with the remaining shares sold by selling shareholders. Net proceeds of the offering were approximately $33.3 million, which were used to repay a $30.0 million term loan and approximately $3.3 million outstanding under a revolving credit facility.

In June 1996, the Company's Board of Directors declared a three-for-two stock split effected in the form of a 50% stock dividend paid on July 15, 1996 to shareholders of record on July 1, 1996. The split resulted in the issuance of 3,874,807 shares of common stock. All references in these consolidated financial statements to shares, share prices, net earnings per share and stock plans have been restated to reflect the split.

10.     Leases

The Company leases various warehouse and office facilities and certain equipment under long-term operating lease agreements which expire at various dates. At December 28, 1996, the Company is obligated under operating lease agreements to make future minimum lease payments as follows (in thousands):

            1997                                                       $    6,430
            1998                                                            5,819
            1999                                                            5,126
            2000                                                            4,611
            2001                                                            3,313
            Thereafter                                                      7,826
              Total minimum lease payments                             $   33,125

Total rental expenses for operating leases in 1996, 1995 and 1994 was approximately $7,900,000, $6,177,000 and $5,170,000, respectively.

11.     Income Taxes

Income tax expense consists of the following (in thousands):

                                                      1996       1995        1994
Current:
    Federal                                        $  6,530    $ 4,874    $  2,545
    State                                               562        490         489

                                                      7,092      5,364       3,034

Deferred:
    Federal                                              41        (235)        (5)
    State                                                12         (41)       (44)

                                                        53        (276)       (49)
        Total income tax expense                   $  7,145    $  5,088   $  2,985

The effective income tax rates for 1996, 1995 and 1994 were 39.4%, 39.1% and 39.7%, respectively. Actual income tax expense differs from the amount computed by applying the applicable U.S. Federal corporate income tax rate to earnings before income taxes as follows (in thousands):

                                                      1996       1995        1994
Federal income taxes computed at statutory rate    $  6,247   $  4,454    $  2,556
Increase (decrease) in income taxes resulting from:
 State income taxes, net of Federal income
  tax benefit                                           372        292         294
 Amortization of goodwill                               139        194           6
 Increase in valuation allowance on deferred
  tax assets                                            129         84         145
 Other, net                                             258         64         (16)
           Total income tax expense                $  7,145   $  5,088    $  2,985

Deferred taxes are recorded based upon the tax effects of differences between the financial statement and tax basis of assets and liabilities and available tax loss carryforwards. Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities at December 28, 1996 and December 30, 1995 are as follows (in thousands):

                                                                 1996        1995
Deferred tax assets:
 Allowance for doubtful accounts                              $    906   $     728
 Inventories, principally due to costs capitalized
  for tax purposes in excess of those capitalized
  for financial statement purposes                                 588         646
 Reserves for incurred but not reported self-insurance claims    1,343         832
 State operating loss carryforwards                                924         909
 Other                                                             120          14
      Total gross deferred tax assets                            3,881       3,129
 Less valuation allowance                                         (627)       (758)
      Net deferred tax assets                                    3,254       2,371

Deferred tax liabilities:
 Property, plant and equipment                                  (4,337)     (3,370)
 Income to be recognized for income tax purposes from the
  change to the FIFO method of accounting for inventory
   and differences in inventory purchase price accounting          (50)       (105)
 Other                                                            (173)       (149)
      Total gross deferred tax liabilities                      (4,560)      (3,624)
      Net deferred tax liability                              $ (1,306)  $   (1,253)

The net deferred tax liability is presented in the December 28, 1996 and December30, 1995 consolidated balance sheets as follows (in thousands):

                                                                 1996        1995
Current deferred tax asset                                    $  2,771   $   1,853
Noncurrent deferred tax liability                               (4,077)     (3,106)
      Net deferred tax liability                              $ (1,306)  $  (1,253)

The net change in the valuation allowance was a decrease of $131,000 in 1996 and an increase of $84,000 and $145,000 in 1995 and 1994, respectively. In 1996, the $131,000 net decrease in the valuation allowance consisted of a $129,000 increase in the valuation allowance, which is included in deferred income tax expense, offset by a $260,000 decrease attributable to the expiration of various state net operating loss carryforwards. The entire net change in the valuation allowance was included in deferred income tax expense in 1995 and 1994. The valuation allowance primarily relates to state net operating loss carryforwards of certain of the Company's subsidiaries. The Company believes the deferred tax assets, net of the valuation allowance, will more likely than not be realized.

12.	Employee Benefits

	(a)	Employee Savings and Stock Ownership Plan

The Company sponsors the Performance Food Group Company Employee Savings and Stock Ownership Plan (the "ESOP"). The ESOP consists of two components: a leveraged employee stock ownership plan and a defined contribution plan covering substantially all full-time employees.

In 1988, the ESOP acquired 1,821,398 shares of the Company's common stock from existing shareholders, which were financed with assets transferred from predecessor plans and the proceeds of a note payable to a bank
(the "ESOP debt"). The ESOP debt is secured by the common stock of the Company acquired by the ESOP and is guaranteed by the Company. The Company is required to make contributions to the ESOP equal to the principal and interest amounts due on the ESOP debt. Accordingly, the outstanding balance of the ESOP debt is included in the Company's consolidated balance sheets as a liability with an offsetting amount included as a reduction of shareholders' equity.

The ESOP expense recognized by the Company is equal to the principal portion of the required payments. Interest on the ESOP debt is recorded as interest expense. The Company contributed approximately $680,000 in each of 1996, 1995 and 1994 to the ESOP. These amounts include interest expense on the ESOP debt of approximately $260,000, $318,000 and $278,000 in 1996, 1995 and 1994,
respectively. At September 28, 1996, 769,459 shares had been allocated to participant accounts and 726,607 shares were held as collateral for the ESOP debt. Upon completion of the 1996 allocation, the Company anticipates approximately 93,000 additional shares will be released and allocated to participant accounts.

Employees participating in the defined contribution component of the ESOP may elect to contribute from 1% to 10% of their qualified salary under the provisions of Internal Revenue Code Section 401(k). The Company, at the discretion of its board of directors, may make additional contributions to the ESOP either to match participant contributions or to provide a general benefit to all participants. The Company made no discretionary contributions under the defined contribution portion of the ESOP in 1996, 1995 or 1994.

The Company has also adopted a deferred compensation plan covering certain employee-shareholders who are not eligible to participate in the ESOP. The cost of this plan was approximately $37,000, $38,000 and $52,000 in 1996, 1995 and 1994, respectively.

        (b)     Employee Health Benefit Plans

The Performance Food Group Company Health Care Plan is a self-insured, comprehensive health benefit plan designed to provide insurance coverage to all full-time employees and their dependents. The Company provides an accrual for its estimated liability for these self-insured benefits, including an estimate for incurred but not reported claims. This accrual is included in accrued expenses in the consolidated balance sheets. The Company provides no post-retirement benefits to former employees.

13.	Stock Plans

The Company sponsors a number of stock-based compensation plans which are described below. As discussed in note 2 to the consolidated financial statements, the Company applies APB Opinion No. 25 in accounting for these plans. Accordingly, no compensation cost has been recognized for its stock option plans and its stock purchase plan. The per share weighted-average fair value of stock options granted in 1996 and 1995 was $11.38 and $9.79, respectively, on the date of grant using the Black-Scholes option pricing model with the following assumptions: 1996 - expected dividend yield of 0%, risk free interest rate of 5.46%, volatility of 47.5% and an expected life of 6.1 years; 1995 - expected dividend yield of 0%, risk free interest rate of 7.45%, volatility of 58.4% and an expected life of 6.6 years. Had the Company recognized compensation cost in accordance with the provisions of SFAS No. 123, the Company's pro forma net earnings and net earnings per share for 1996 and 1995 would have been as follows:

                                                          1996       1995
        Net earnings as reported                       $ 10,989   $  7,923
        Net earnings pro forma                           10,383      7,759

        Net earnings per common share as  reported     $   0.94   $   0.82
        Net earnings per common share pro forma            0.89       0.81

Pro forma net earnings reflects only options granted in 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the amounts above since compensation cost is recognized over the options' vesting period. Compensation costs for options granted prior to 1995 have not been considered in accordance with SFAS No. 123.

	(a)	Stock Option and Incentive Plans

The Company sponsors the 1989 Nonqualified Stock Option Plan (the "1989 Plan"). The options vest ratably per year over a four year period from date of grant. At December 28, 1996, 560,938 options were outstanding, of which 509,772 were exercisable. No grants have been made under the 1989 Plan after July 21, 1993.

In 1993, the Company's shareholders approved the 1993 Outside Directors Stock Option Plan (the "Directors Plan"). In 1996, the Company's shareholders authorized an additional 75,000 shares under the Directors Plan. The Directors Plan provides for an initial option grant to each director of the Company who is not also an employee of the Company to purchase 5,250 shares and an annual option grant to purchase 1,500 shares at the then current market price. Options granted under the Directors Plan totaled 4,500 in 1996, 1995 and 1994. These options vest one year from the date of grant. At December 28, 1996, 29,250 options were outstanding, of which 24,750 were exercisable.

In 1993, the Company's shareholders approved the 1993 Employee Stock Incentive Plan (the "1993 Plan") for the award of up to 375,000 shares of common stock to officers, key employees and consultants of the Company. In 1996, the Company's shareholders authorized an additional 750,000 shares of common stock under the 1993 Plan. Awards under the 1993 Plan may be in the form of stock options, stock appreciation rights, restricted stock, deferred stock, stock purchase rights or other stock-based awards. The terms of grants under the 1993 Plan are established at the date of grant. The Company granted 10,190 shares of common stock to various employees under the 1993 Plan as a portion of the incentive compensation earned by such employees during 1994. The Company recognized expenses related to these grants of approximately $133,000 in 1994. No grants of common stock were made in 1996 nor 1995. Stock options granted under the 1993 Plan totaled 295,771, 141,000 and 14,250 for 1996, 1995 and 1994, respectively. Options granted in 1996 vest four years from the date of the grant. Options granted in 1995 and 1994 vest ratably over a four year period from the date of the grant. At December 28, 1996, 425,974 options were outstanding, of which 33,724 were exercisable.

The following table summarizes the transactions pursuant to the Company's stock option plans for the three-year period ended December 28, 1996:

                                                          Number of         Option Price
                                                           Shares            Per Share
    Outstanding at January 1, 1994                        874,373     $   3.67  to $13.17
         Granted                                           18,750         7.83  to  14.17
         Exercised                                        (54,149)        3.67  to   6.05
         Canceled                                         (20,787)        3.67  to   6.05

    Outstanding at December 31, 1994                      818,187     $   3.67  to $14.17
         Granted                                          145,500        10.00  to  16.00
         Exercised                                       (137,764)        3.67  to  13.17
         Canceled                                         (21,719)        3.67  to  13.17

    Outstanding at December 30, 1995                      804,204     $   3.67  to $16.00
         Granted                                          300,271        14.50  to  18.33
         Exercised                                        (66,579)        3.67  to  10.00
         Canceled                                         (21,734)        6.05  to  14.50

    Outstanding at December 28, 1996                    1,016,162     $   3.67  to $18.33

 (b)	    Employee Stock Purchase Plan

The Company maintains the Performance Food Group Employee Stock Purchase
Plan (the "Stock Purchase Plan"), which permits eligible employees to invest by means of periodic payroll deductions in the Company's common stock at 85% of the lesser of the market price or the average market price as defined in the plan document. In 1996, the Company's shareholders authorized an additional 112,500 shares under the Stock Purchase Plan. The total number of shares which may be sold pursuant to this plan may not exceed 262,500 shares. At December 28, 1996,subscriptions were outstanding for approximately 27,000 shares at $12.75 per share under the Stock Purchase Plan.

14.	Related Party Transactions

The Company leases land and buildings from certain shareholders and members of their families. The Company made lease payments of approximately $933,000, $819,000 and $774,000 in 1996, 1995 and 1994, respectively. The Company believes the terms of these leases are no less favorable than those which would have been obtained from unaffiliated parties.

In addition, the Company paid approximately $1,261,000, $1,322,000 and $1,884,000 in 1996, 1995 and 1994, respectively, to a company which is owned by a shareholder of the Company and a member of his family, for transportation services.

15.	Contingencies

The Company is engaged in various legal proceedings which have arisen in the normal course of business, but have not been fully adjudicated. In the opinion of management, the outcome of these proceedings will not have a material adverse effect on the Company's consolidated balance sheets or results of operations.

16.	Subsequent Events

On December 30, 1996, the Company completed the acquisition of certain net assets of McLane Foodservice-Temple, Inc.("McLane Foodservice"), a wholly-owned subsidiary of McLane Company, Inc., based in Temple, Texas. McLane Foodservice operates distribution centers in Temple and Victoria, Texas and provides products and services to traditional foodservice customers as well as multi-unit chain restaurants and vending customers. The purchase price of approximately $30 million, which is subject to certain adjustments, was financed with proceeds from an existing credit facility (see note 7).


Simultaneous with the closing, the Company also purchased the distribution center located in Victoria, Texas from an independent third party for approximately $1.5 million.The following unaudited pro forma condensed consolidated results of operations assumes the acquisition occurred at the beginning of 1996 (in thousands):

                 Net sales                           $ 962,581
                 Gross profit                          133,848
                 Net earnings                           10,793
                 Net earnings per common share       $     .92


The pro forma results are presented for information only and are not necessarily indicative of the operating results that would have occurred had the acquisition been consummated at the beginning of 1996, or of the results which may occur in the future.

Independent Auditors' Report on Financial Statement Schedule





The Board of  Directors
Performance Food Group Company:


Under date February 7, 1997, we reported on the consolidated balance sheets of Performance Food Group Company and subsidiaries as of December 28,
1996 and December 30, 1995, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the fiscal years in the three-year period ended December 28, 1996, as contained in the 1996 annual report to shareholders. These consolidated financial statements and our report thereon are included in the 1996 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                /s/ KPMG PEAT MARWICK LLP


Richmond, Virginia
February 7, 1997



                                     S-1


	                                                         SCHEDULE II

             	PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES

                     	VALUATION AND QUALIFYING ACCOUNTS
                               	(in thousands)
                                Beginning                                             Ending
                                 Balance           Additions           Deductions     Balance

                                          Charged to      Charged to
                                           Expense      Other Accounts

Allowance for Doubtful Accounts

  December 31, 1994               $852        $547                -        $512         $887

  December 30, 1995               $887      $1,762             $349      $1,229       $1,769

  December 28, 1996             $1,769      $1,150                -        $619       $2,300