Form 10-Q
period 1997-03-29
PERFORMANCE FOOD GROUP CO
filed 1997-05-12
CIK 908254

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                              FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED MARCH 29, 1997

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports),and (2) has been subject to such filing requirements for the past 90 days.

             X       Yes             No

As of May 8, 1997, 11,706,634 shares of the Registrant's Common Stock were outstanding.

Independent Accountants' Review Report




The Board of Directors and Shareholders
Performance Food Group Company:


We have reviewed the accompanying condensed consolidated balance sheet of Performance Food Group Company and subsidiaries as of March 29, 1997, and the related condensed consolidated statements of earnings and cash flows for the three-month periods ended March 29, 1997 and March 30, 1996. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Performance Food Group Company and subsidiaries as of December 28, 1996, and the related consolidated statements of earnings, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 7, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 28, 1996 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                                   KPMG PEAT MARWICK LLP


Richmond, Virginia
April 25, 1997

                     PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

            PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES

                  Condensed Consolidated Balance Sheets
                              (In thousands)
                                                 March 29,       December 28,
                                                    1997            1996
                                                (Unaudited)

Assets

  Current assets:
   Cash                                         $    6,333        $    5,557
   Trade accounts and notes receivable, net         67,002            55,689
   Inventories                                      60,029            48,005
   Other current assets                              4,267             4,176

      Total current assets                         137,631           113,427

  Property, plant and equipment, net                63,221            55,697
  Intangible assets, net                            21,322            12,751
  Other assets                                         840             1,022

      Total assets                              $  223,014         $ 182,897

Liabilities and Shareholders' Equity

  Current liabilities:
   Outstanding checks in excess of deposits     $   11,628         $  12,895
   Current installments of long-term debt              657               650
   Accounts payable                                 58,992            44,494
   Other current liabilities                        15,802            12,421

       Total current liabilities                    87,079            70,460

  Long-term debt, excluding current installments     3,437             3,604
  Note payable to bank                              24,527             3,621
  Deferred income taxes                              4,077             4,077

      Total liabilities                            119,120            81,762

  Shareholders' equity                             103,894           101,135

     Total liabilities and shareholders' equity $  223,014         $ 182,897

See accompanying notes to unaudited condensed consolidated financial statements.

           PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES

        Condensed Consolidated Statements of Earnings (Unaudited)
                 (In thousands, except per share amounts)

                                           Three Months Ended
                                        March 29,       March 30,
                                          1997            1996
Net sales                            $  268,537       $  173,059
 Cost of goods sold                     233,760          147,972
     Gross profit                        34,777           25,087
Operating expenses                       30,619           21,957
     Operating profit                     4,158            3,130
Other income (expense):
    Interest expense                       (513)            (344)
    Other, net                               80               43
     Other expense, net                    (433)            (301)

     Earnings before income taxes         3,725            2,829
Income tax expense                        1,454            1,117
     Net earnings                    $    2,271        $   1,712

Net earnings per common share        $     0.19        $    0.16

Weighted average common shares
and common share equivalents
outstanding                              12,166           10,392


See accompanying notes to unaudited condensed consolidated financial statements.

              PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES

        Condensed Consolidated Statements of Cash Flows (Unaudited)
                                (In thousands)
                                                       Three Months Ended
                                                    March 29,       March 30,
                                                       1997            1996
Cash flows from operating activities:
  Net earnings                                      $  2,271         $  1,712
  Adjustments to reconcile net earnings to
   net cash Provided by operating activities:
     Depreciation and amortization                     1,750            1,305
     ESOP contributions applied to principal of
       ESOP debt                                         117               99
     Gain on disposal of property, plant and
       equipment                                           -              (23)
     Gain on insurance settlement                     (1,300)               -
     Loss on writedown of leasehold improvements       1,287                -
     Changes in assets and liabilities, net of
       effects of company purchased                    6,945            2,101

         Net cash provided by operating activities    11,070            5,194

Cash flows from investing activities
  Purchases of property, plant and equipment           (2,360)          (4,514)
  Proceeds from sale of property, plant and
    equipment                                              29               79
  Net cash paid for acquisitions                      (31,965)               -
  Net proceeds from insurance settlement                4,200                -
  (Increase) decrease in intangibles and other
    assets                                                (48)               8

         Net cash used by investing activities        (30,144)           (4,427)

Cash flows from financing activities:
  Decrease in outstanding checks in excess of
    deposits                                           (1,267)           (2,656)
  Net borrowings (payments) on note payable to bank    20,906            (3,128)
  Principal payments on long-term debt                   (160)          (30,176)
  Proceeds from issuance of common stock                    -            33,329
  Stock option, incentive and employee stock
    purchase plans                                        371               441

        Net cash provided (used) by financing
          activities                                   19,850            (2,190)

Net increase (decrease) in cash                           776            (1,423)
Cash at beginning of period                             5,557             4,235
Cash at end of period                             $     6,333         $   2,812

See accompanying notes to unaudited condensed consolidated financial statements.


                PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES

            Notes to Unaudited Condensed Consolidated Financial Statements
                       March 29, 1997 and March 30, 1996

1.	 Basis of Presentation

	The accompanying condensed consolidated financial statements of Performance Food Group Company and subsidiaries (the "Company") are unaudited, with the exception of the December 28, 1996 condensed consolidated balance sheet, which was derived from the audited consolidated balance sheet in the Company's latest annual report on Form 10-K. The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting, and in accordance with Rule 10-01 of Regulation S-X.

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

2.	Business Combination

	On December 30, 1996, the Company completed the acquisition of certain net assets of McLane Foodservice-Temple, Inc. ("McLane Foodservice"), a wholly-owned subsidiary of McLane Company, Inc., based in Temple, Texas. McLane Foodservice operates distribution centers in Temple and Victoria, Texas and provides products and services to traditional foodservice customers as well as multi-unit chain restaurants and vending customers. The acquired company will operate as Performance Food Group of Texas, LP ("PFG of Texas"), an indirect wholly-owned subsidiary of the Company. The purchase price of approximately $30 million, which is subject to certain post-closing adjustments, was financed with proceeds from an existing credit facility. Simultaneous with the closing, the Company also purchased the distribution center located in Victoria, Texas from an independent third party for approximately $1.5 million. The condensed consolidated statements of earnings and cash flows reflect the results of PFG of Texas from the date of acquisition through March 29, 1997.

	This acquisition has been accounted for using the purchase method and, accordingly, the acquired assets and liabilities have been recorded at their estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of tangible net assets acquired is approximately $8.7 million and is being amortized on a straight-line basis over 40 years. In connection with its preliminary evaluation of the acquired operations, the Company reduced the portion of the purchase price allocated to certain of the acquired tangible net assets to reflect the estimated realizable value of those assets and established a reserve for certain associated costs. Management anticipates finalizing the purchase price allocation within the next nine months as additional information regarding the acquired business, including final settlement of the purchase price becomes available. The total adjustments to the purchase price allocation are not expected to be material to the Company's consolidated financial statements.

3.	Shareholders' Equity

	In March 1996, the Company completed a secondary offering of 2,916,824 shares of common stock, of which the Company sold 2,255,455 shares with the remaining shares sold by selling shareholders. Net proceeds of the offering were approximately $33.3 million, which were used to repay a $30.0 million term loan and approximately $3.3 million outstanding under the Company's credit facility.

	In June 1996, the Company's Board of Directors declared a three-for-two stock split effected in the form of a 50% stock dividend paid on July 15, 1996 to shareholders of record on July 1, 1996. The split resulted in the issuance of 3,874,807 shares of common stock in July 1996. All references in these condensed consolidated financial statements to shares, net earnings per share and weighted average shares have been restated to reflect the split.

4.	Supplemental Cash Flow Information


                                                       Three Months Ended
         (amounts in thousands)                    March 29,    March 30,
                                                     1997          1996
Cash paid during the period for:
        Interest                                   $    369     $     493
        Income taxes                               $    380     $     187

Effects of purchase of companies:
	Fair value of assets acquired, inclusive
          of goodwill of $8,666                    $ 40,327             -
        Liabilities assumed                          (8,362)            -
        Net cash paid for acquisitions             $ 31,965      $      -



Item 2.	Management's Discussion and Analysis of Financial Condition
        and Results of Operations.

General

	The Company derives its revenue primarily from the sale of food and food-related products to the foodservice, or "away-from home eating," industry. The foodservice industry consists of two major customer types:
"traditional" foodservice customers, consisting of independent restaurants, hotels, cafeterias, schools, healthcare facilities and other institutional customers, and "multi-unit chain" customers, consisting of regional and national quick-service restaurants and casual dining restaurants. Products and services provided to the Company's traditional and multi-unit chain customers are supported by identical physical facilities, vehicles, equipment and personnel. The principal components of the Company's expenses include cost of goods sold, which represents the amount paid to manufacturers and growers for products sold, and operating expenses, which include primarily labor-related expenses, delivery costs and occupancy expenses.

Results of Operations

The following table sets forth, for the periods indicated, the components of the condensed consolidated statements of earnings expressed as a percentage of net sales:

                                                   Three Months Ended
                                                  March 29,      March 30,
                                                    1997           1996

Net sales                                          100.0 %        100.0 %
Cost of goods sold                                  87.0           85.5
 Gross profit                                       13.0           14.5
Operating expenses                                  11.4           12.7
 Operating profit                                    1.6            1.8
Other expense, net                                   0.2            0.2
 Earnings before income taxes                        1.4            1.6
Income tax expense                                   0.5            0.6
 Net earnings                                        0.9 %          1.0 %


Comparison of Periods Ended March 29, 1997 to March 30, 1996.

	Net sales increased 55.2% to $268.5 million for the three months ended March 29, 1997 (the "1997 quarter") from $173.1 million for the three months ended March 30, 1996 (the "1996 quarter"). Net sales in the Company's existing operations increased 29% over the 1996 quarter while the acquisition of PFG of Texas contributed an additional 26% to the Company's total sales growth. Net sales for the 1996 quarter were negatively impacted by severe weather throughout the Eastern and Midwestern United States experienced during February and March 1996. Inflation amounted to approximately 1.5% for the 1997 quarter.

	Gross profit increased 38.6% to $34.8 million in the 1997 quarter from $25.1 million in the 1996 quarter. Gross profit margin decreased to 13.0% in the 1997 quarter compared to 14.5% in the 1996 quarter. The decline in gross profit margin was primarily due to increased sales during 1997 to certain of the Company's large multi-unit chain customers which generally are higher-volume, lower gross-margin accounts but also allow for more efficient deliveries and use of capital, resulting in lower operating expenses. Additionally, gross margins declined as a result of the acquisition of PFG of Texas, whose margins are currently lower than those in the Company's other broadline subsidiaries.

	Operating expenses increased 39.4% to $30.6 million in the 1997 quarter compared with $22.0 million in the 1996 quarter. As a percentage of net sales, operating expenses declined to 11.4% in the 1997 quarter from 12.7% in the 1996 quarter. The decrease in operating expenses as a percent of sales primarily reflects better use of the Company's facilities at the increased level of sales and the continued shift in mix of sales to certain of the Company's rapidly growing multi-unit chain customers discussed above. Additionally, the 1996 quarter was negatively impacted by increased costs related to the severe weather experienced in the East and Midwest during the first quarter of 1996. The Company leased a 75,000 square foot distribution center in Belcamp, Maryland to service the continued growth of certain of the Company's multi-unit chain customers, which became operational in February 1997, and completed construction of a 75,000 square foot distribution center in Dallas, Texas which became operational in February 1996. The Company incurred certain start-up expenses for these facilities, the impacts of which are approximately comparable. The expanded distribution centers should give the Company the capacity to efficiently service this rapidly growing division of the business.

	Operating profit increased 32.9% to $4.2 million in the 1997 quarter from $3.1 million in the 1996 quarter. Operating profit margin declined to 1.6% for the 1997 quarter from 1.8% for the 1996 quarter.

	Other expense increased to $433,000 in the 1997 quarter from $300,000 in the 1996 quarter. Other expense includes interest expense, which increased to $513,000 in the 1997 quarter from $344,000 in the 1996 quarter. The increase in interest expense is due to higher debt levels in the 1997 quarter as a result of the Company's acquisition of PFG of Texas on December 30, 1996. Other expense during the 1997 quarter also includes a $1.3 million gain from insurance proceeds related to covered assets at one of the Company's processing and distribution facilities which offset a $1.3 million writedown of certain leasehold improvements associated with the termination of the lease on one of the Company's distribution facilities.

	Income tax expense increased to $1.5 million in the 1997 quarter from $1.1 million in the 1996 quarter as a result of higher pre-tax earnings. As a percentage of earnings before income taxes, the provision for income taxes was 39.0% and 39.5% for the 1997 and 1996 quarters, respectively.

	Net earnings increased 32.7% to $2.3 million in the 1997 quarter compared to $1.7 million in the 1996 quarter. As a percentage of sales, net earnings decreased to 0.9% in the 1997 quarter versus 1.0% in the 1996 quarter.


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

	Cash provided by operating activities was $11.1 million and $5.2 million for the 1997 and 1996 quarters, respectively. The increase in cash provided by operating activities resulted primarily from higher net earnings and increased levels of trade payables.

	Cash used by investing activities was $30.1 million and $4.4 million for the 1997 and 1996 quarters, respectively. Investing activities consist primarily of additions to and disposals of property, plant and equipment and the acquisition of businesses. The Company's total capital expenditures for the 1997 quarter were $2.4 million including approximately $800,000 for expansion of the distribution center in Houma, Louisiana. The Company anticipates that its total capital expenditures, other than for acquisitions, for the remainder of fiscal 1997 will be approximately $12 million. Investing activities during the 1997 period also included $32.0 million for the acquisition of PFG of Texas, net of cash on hand at the acquired company, and $4.2 million from insurance proceeds related to covered losses associated with the Company's processing and distribution facilities.

	Cash flows from financing activities in the 1997 quarter included net borrowings on a revolving credit facility ("Credit Facility") of $20.9 million. The Credit Facility was used to finance the $32.0 million acquisition of PFG of Texas, net of $11.1 million of repayments as a result of the reduced working capital needs. In March 1996, the Company completed a secondary offering of 2.9 million shares of common stock, of which the Company sold 2.3 million shares with the remainder sold by selling shareholders. The net proceeds to the Company from the offering were approximately $33.3 million which was used to repay a $30.0 million term loan and to repay approximately $3.3 million outstanding on the Company's line of credit.

	The Company has $50.0 million of borrowing capacity under its Credit Facility with a commercial bank which expires in July 1999. Approximately $24.5 million was outstanding under the Credit Facility at March 29, 1997. The Credit Facility also supports up to $5.0 million of letters of credit. At March 29, 1997, the Company was contingently liable for $2.7 million of outstanding letters of credit which reduce amounts available under the Credit Facility. At March 29, 1997, the Company had $22.8 million available under the Credit Facility. The Credit Facility bears interest at LIBOR plus a spread over LIBOR, which varies based on the ratio of funded debt to total capital. At March 29, 1997, the Credit Facility bore interest at 5.56%. Additionally, the Credit Facility requires the maintenance of certain financial ratios, as defined, regarding debt to tangible net worth, cash flow coverage and current assets to current liabilities.

	The Company believes that cash flows from operations and borrowings under its Credit Facility will be sufficient to finance its operations and anticipated growth for the foreseeable future.

Recently Issued Accounting Pronouncements

	During the 1997 quarter the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128,
Earnings Per Share, and SFAS No. 129, Disclosure of Information About Capital Structure. These statements are effective for periods ending after December 15, 1997 and earlier adoption is not permitted.


PART II - OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders.

       		No matters were submitted to a vote of security holders during the quarter ended March 29, 1997.

Item 6.  	Exhibits and Reports on Form 8-K.

		(a.)	Exhibits:

    			15	    Letter regarding unaudited financial
              information from KPMG Peat Marwick LLP.

		(b.)	Reports on Form 8-K:

              The Company filed a report on Form 8-K dated
              January 13, 1997 (as amended by a Form 8-K/A dated March 13, 1997) during the quarter to report the acquisition of certain net assets of McLane Foodservice-Temple, Inc.


  (C.) 27 Article 5 Financial Data Schedule for 1st qtr'97 10Q. ( for SEC use only).


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


Date:  May 12, 1997