Form 10-Q
period 1997-06-28
PERFORMANCE FOOD GROUP CO
filed 1997-08-11
CIK 908254

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 28, 1997

                         Commission File No.:  0-22192


                         PERFORMANCE FOOD GROUP COMPANY
             (Exact Name of Registrant as Specified in Its Charter)




	Tennessee					54-0402940
   (State or Other Jurisdiction of       (I.R.S. Employer Identification Number)
    Incorporation or Organization)



	6800 Paragon Place, Suite 500
        Richmond, Virginia                                 23230
   (Address of Principal Executive                       (Zip Code)
    Offices)


Registrant's Telephone Number, Including Area Code      (804)285-7340



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


			X	Yes				No


As of August 6, 1997, 12,105,131 shares of the Registrant's Common Stock were outstanding.

Independent Accountants' Review Report



The Board of Directors and Shareholders
Performance Food Group Company:


We have reviewed the accompanying condensed consolidated balance sheet of Performance Food Group Company and subsidiaries as of June 28, 1997, and the related condensed consolidated statements of earnings for the three-month and six-month periods ended June 28, 1997 and June 29, 1996, and the condensed consolidated statements of cash flows for the six-month periods ended June 28, 1997 and June 29, 1996. These condensed consolidated financial statements are the responsibility of the Company's management.

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

                                \s\ KPMG PEAT MARWICK LLP




Richmond, Virginia
July 25, 1997

PART I - FINANCIAL INFORMATION

Item 1.
         Financial Statements.

           PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES

                   Condensed Consolidated Balance Sheets
                             (In thousands)
                                                     June 28,   December 28,
                                                       1997         1996
                                                   (Unaudited)
Assets

Current assets:
 Cash                                             $   4,816       $   5,557
 Trade accounts and notes receivable, net            62,252          55,689
 Inventories                                         64,804          48,005
 Other current assets                                 4,297           4,176
       Total current assets                         136,169         113,427

 Property, plant and equipment, net                  63,523          55,697
 Intangible assets, net                              21,735          12,751
 Other assets                                           896           1,022

       Total assets                                $222,323        $182,897

Liabilities and Shareholders' Equity

Current liabilities:
 Outstanding checks in excess of deposits          $ 17,189        $ 12,895
 Current installments of long-term debt                 658             650
 Accounts payable                                    55,320          44,494
 Other current liabilities                           16,486          12,421
       Total current liabilities                     89,653          70,460

Long-term debt, excluding current installments        3,277           3,604
Note payable to bank                                 17,310           3,621
Deferred income taxes                                 4,077           4,077

       Total liabilities                            114,317          81,762

Shareholders' equity                                108,006         101,135

Total liabilities and shareholders' equity         $222,323        $182,897

See accompanying notes to unaudited condensed consolidated financial statements.

              PERFORMANCE FOOD GROUP COMPANY AND  SUBSIDIARIES

           Condensed Consolidated Statements of Earnings (Unaudited)
                 (In thousands, except per share amounts)

                                  Three Months Ended   Six Months Ended
                                  June 28,  June 29,   June 28,  June 29
                                   1997      1996       1997      1996
Net sales                      $ 292,765  $ 192,451  $ 561,302  $ 365,510

Cost of goods sold               256,547    165,524    490,307    313,496
  Gross profit                    36,218     26,927     70,995     52,014

Operating expenses                29,846     21,669     60,465     43,626
  Operating profit                 6,372      5,258     10,530      8,388

Other income (expense):
  Interest expense                  (358)       (90)      (871)      (434)
  Other, net                         104         24        184         67
   Other expense, net               (254)       (66)      (687)      (367)
   Earnings before income taxes    6,118      5,192      9,843      8,021
Income tax expense                 2,346      2,053      3,800      3,170
       Net earnings            $   3,772    $ 3,139    $ 6,043   $  4,851

Net earnings per common share  $    0.31    $  0.26    $  0.50   $   0.43

Weighted average common shares
 and common share equivalents
  outstanding                     12,249     12,184     12,195     11,295

See accompanying notes to unaudited condensed consolidated financial statements.

               PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES

           Condensed Consolidated Statements of Cash Flows (Unaudited)
                                (In thousands)

                                                       Six Months Ended
                                                     June 28,    June 29,
                                                      1997        1996
Cash flows from operating activities:
 Net earnings                                       $ 6,043      $ 4,851

 Adjustments to reconcile net earnings to net cash
 provided by operating activities:
  Depreciation and Amortization                       3,404        2,699
  ESOP contributions applied to principal of
   ESOP debt                                            232          200
  (Gain) loss on disposal of property, plant
   and equipment                                          2          (48)
  Gain on insurance settlement                       (1,300)           -
  Loss on writedown of leasehold improvements         1,287            -
  Changes in assets and liabilities, net of effects
   of companies purchased                             3,902         3,926

       Net cash provided by operating activities     13,570        11,628

Cash flows from investing activities
  Purchases of property, plant and equipment         (4,121)       (6,012)
  Proceeds from sale of property, plant
   and equipment                                         51           113

     Net cash paid for acquisitions                 (32,690)            -
     Net proceeds from insurance settlement           4,200             -
     Increase in intangibles and other assets           (11)          (84)

       Net cash used by investing activities        (32,571)       (5,983)

Cash flows from financing activities:
  Increase (decrease) in outstanding checks
    in excess of deposits                             4,294        (4,661)
  Net borrowings (payments) on note payable to bank  13,689        (4,891)
  Principal payments on long-term debt                 (319)      (30,351)
  Proceeds from issuance of common stock                  -        33,329
  Stock option, incentive and employee stock
    purchase plans                                      596           565

      Net cash provided (used) by financing
         activities                                  18,260        (6,009)

Net decrease in cash                                   (741)         (364)
Cash at beginning of period                           5,557         4,235
Cash at end of period                               $ 4,816       $ 3,871

See accompanying notes to unaudited condensed consolidated financial statements.

               PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements
June 28, 1997 and June 29, 1996

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

	On December 30, 1996, the Company completed the acquisition of certain net assets of McLane Foodservice-Temple, Inc. ("McLane Foodservice"), a wholly-owned subsidiary of McLane Company, Inc., based in Temple, Texas. McLane Foodservice had 1996 net sales of approximately $180 million. The acquired company operates as Performance Food Group of Texas, LP ("PFG of Texas"), an indirect wholly-owned subsidiary of the Company. PFG of Texas operates distribution centers in Temple and Victoria, Texas and provides products and services to traditional foodservice customers as well as multi-unit chain restaurants and vending customers. The purchase price of approximately $30 million, which is subject to certain post-closing adjustments, was financed with proceeds from an existing credit facility. Simultaneous with the closing, the Company also purchased the distribution center located in Victoria, Texas from an independent third party for approximately $1.5 million. The condensed consolidated statements of earnings and cash flows reflect the results of PFG of Texas from the date of acquisition through June 28, 1997.

	This acquisition has been accounted for using the purchase method and, accordingly, the acquired assets and liabilities have been recorded at their estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of tangible net assets acquired was approximately $8.7 million and is being amortized on a straight-line basis over 40 years. In connection with its preliminary evaluation of the acquired operations, the Company reduced the portion of the purchase price allocated to certain of the acquired tangible net assets to reflect the estimated realizable value of those assets and established a reserve for certain associated costs. Management anticipates finalizing the purchase price allocation within the next six months as additional information regarding the acquired business, including final settlement of the purchase price, becomes available. The total adjustments to the purchase price allocation are not expected to be material to the Company's consolidated financial statements.

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

4.	Supplemental Cash Flow Information

                                                     Six months Ended
(amounts in thousands)                              June 28,    June 29,
                                                      1997        1996
Cash paid during the period for:
        Interest                                 $      754   $       580
        Income taxes                             $    3,171   $     2,590

Effects of purchase of companies:
	Fair value of assets acquired,
          inclusive of goodwill of $9,397        $    41,052            -
        Liabilities assumed                           (8,362)           -
        Net cash paid for acquisitions           $    32,690  $         -


5.         Subsequent Events

           On June 30, 1997, the Company completed the acquisition of all of the outstanding capital stock of W. J. Powell Company, Inc. ("Powell"), a foodservice distributor based in Thomasville, Georgia. Powell, with distribution centers in Thomasville, Georgia and Dothan, Alabama, had 1996 net sales of approximately $44 million consisting primarily of sales to traditional foodservice customers. The purchase price of approximately $20 million, plus the assumption of approximately $3 million of debt, was financed with proceeds from an existing credit facility and the issuance of approximately 320,000 shares of the Company's common stock


           Also, on June 30, 1997, the Company completed the acquisition of certain assets of Central Florida Finer Foods, Inc. ("CFFF"), a foodservice distributor based in Winter Haven, Florida, for approximately $1.8 million. The acquired operations represent approximately $15 million in annual sales. The operations of CFFF will be combined with the operations of the Company's B&R Foods division ("B&R") and will be conducted through B&R's distribution facility.



Item 2.	Management's Discussion and Analysis of Financial
        Condition and Results of Operations.

General

	The Company derives its revenue primarily from the sale of food and food-related products to the foodservice, or "away-from home eating," industry. The foodservice industry consists of two major customer types: "traditional" foodservice customers, consisting of independent restaurants, hotels, cafeterias, schools,healthcare facilities and other institutional customers, and "multi-unit chain" customers, consisting of regional and national quick-service restaurants and casual dining restaurants. Products and services provided to the Company's traditional and multi-unit chain customers are supported by identical physical facilities, vehicles, equipment and personnel. The principal components of the Company's expenses include cost of goods sold, which represents the amount paid to manufacturers and growers for products sold, and operating expenses, which include primarily labor-related expenses, delivery costs and occupancy expenses.

Results of Operations

	The following table sets forth, for the periods indicated, the components of the condensed consolidated statements of earnings expressed as a percentage of net sales:

                                  Three Months Ended    Six Months Ended
                                  June 28,   June 29,   June 28,  June 29
                                    1997       1996       1997     1996


Net sales                         100.0 %    100.0 %     100.0 %    100.0 %
Cost of goods sold                 87.6       86.0        87.3       85.8
 Gross profit                      12.4       14.0        12.7       14.2
Operating expenses                 10.2       11.3        10.8       11.9
 Operating profit                   2.2        2.7         1.9        2.3
Other expense, net                  0.1        0.0         0.1        0.1
 Earnings before income taxes       2.1        2.7         1.8        2.2
Income tax expense                  0.8        1.1         0.7        0.9
 Net earnings                       1.3 %      1.6 %       1.1 %      1.3 %


Comparison of Periods Ended June 28, 1997 to June 29, 1996.

	Net sales increased 52.1% to $292.8 million for the three months ended June 28, 1997 (the "1997 quarter") from $192.5 million for the three months ended June 29, 1996 (the "1996 quarter"). Net sales increased 53.6% to $561.3 million for the six months ended June 28,
1997 (the "1997 period") from $365.5 million for the six months ended June 29, 1996 (the "1996 period"). Net sales in the Company's existing operations increased 25% over the 1996 quarter while the acquisition of PFG of Texas contributed an additional 27% to the Company's total sales growth. Net sales for the 1996 period were negatively impacted by severe weather throughout the Eastern and Midwestern United States
experienced during February and March 1996.    Inflation amounted to
less than 1% for the 1997 quarter and approximately 1.2% for the 1997 period.

	Gross profit increased 34.5% to $36.2 million in the 1997 quarter from $26.9 million in the 1996 quarter. Gross profit increased 36.5% to $71.0 million in the 1997 period from $52.0 million in the 1996 period. Gross profit margin decreased to 12.4% in the 1997 quarter compared to 14.0% in the 1996 quarter and to 12.7% for the 1997 period from 14.2% in the 1996 period. The decline in gross profit margin was primarily due to increased sales during 1997 to certain of the Company's large multi-unit chain customers which generally are higher-volume, lower gross-margin accounts but also allow for more efficient deliveries and use of capital, resulting in lower operating expenses. Additionally, gross profit margins declined as a result of the acquisition of PFG of Texas, whose margins are currently lower than those in many of the Company's other subsidiaries.

	Operating expenses increased 37.7% to $29.8 million in the 1997 quarter compared with $21.7 million in the 1996 quarter. Operating expenses increased 38.6% to $60.5 million in the 1997 period from $43.6 million in the 1996 period. As a percentage of net sales, operating expenses declined to 10.2% in the 1997 quarter from 11.3% in the 1996 quarter and to 10.8% in the 1997 period from 11.9% in the 1996 period. The decrease in operating expenses as a percent of net sales primarily reflects better use of the Company's facilities at the increased level of sales and the continued shift in mix of sales to certain of the Company's rapidly growing multi-unit chain customers discussed above.
Additionally, the 1996 quarter was negatively impacted by increased costs related to the severe weather experienced in the East and Midwest during the first quarter of 1996. The Company leased a 75,000 square foot distribution center in Belcamp, Maryland to service the continued growth of certain of the Company's multi-unit chain customers, which became operational in February 1997, and completed construction of a 75,000 square foot distribution center in Dallas, Texas which became operational in February 1996. The Company incurred certain start-up expenses for these facilities, the impacts of which are approximately comparable. The expanded distribution centers should give the Company the capacity to efficiently service this rapidly growing division of the business.

	Operating profit increased 21.2% to $6.4 million in the 1997 quarter from $5.3 million in the 1996 quarter. Additionally, operating profit increased 25.5% to $10.5 million in the 1997 period from $8.4 million in the 1996 period. Operating profit margin declined to 2.2% for the 1997 quarter from 2.7% for the 1996 quarter and to 1.9% for the 1997 period from 2.3% for the 1996 period.

	Other expense increased to $254,000 in the 1997 quarter from $66,000 in the 1996 quarter and to $687,000 in the 1997 period from $367,000 in the 1996 period. Other expense includes interest expense, which increased to $358,000 in the 1997 quarter from $90,000 in the 1996 quarter. Interest expense increased to $871,000 in the 1997 period from $434,000 in the 1996 period. The increase in interest expense is due to higher debt levels in the 1997 quarter and period as a result of the Company's acquisition of PFG of Texas on December 30, 1996. Other expense during the 1997 period also includes a $1.3 million gain from insurance proceeds related to covered assets at one of the Company's processing and distribution facilities which offset a $1.3 million writedown of certain leasehold improvements associated with the termination of the lease on one of the Company's distribution facilities.

	Income tax expense increased to $2.3 million in the 1997 quarter from $2.1 million in the 1996 quarter and to $3.8 million in the 1997 period from $3.2 million in the 1996 period, as a result of higher pre-tax earnings. As a percentage of net earnings before income taxes, the provision for income taxes was 38.4% and 39.5% for the 1997 and 1996 quarters, respectively, and 38.6% and 39.5% for the 1997 and 1996 periods, respectively.

	Net earnings increased 20.2% to $3.8 million in the 1997 quarter compared to $3.1 million in the 1996 quarter. Net earnings increased 24.6% to $6.0 million in the 1997 period from $4.9 million in the 1997 period. As a percentage of net sales, net earnings decreased to 1.3% in the 1997 quarter versus 1.6% in the 1996 quarter and to 1.1% in the 1997 period from 1.3% in the 1996 period.

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

	Cash provided by operating activities was $13.6 million and $11.6 million for the 1997 and 1996 periods, respectively. The increase in cash provided by operating activities resulted primarily from higher net earnings and decreased levels of trade receivables offset in part by increased levels of inventories net of trade payables.

	Cash used by investing activities was $32.6 million and $6.0 million for the 1997 and 1996 periods, respectively. Investing activities consist primarily of additions to and disposals of property, plant and equipment and the acquisition of businesses. The Company's total capital expenditures for the 1997 period were $4.1 million including approximately $1.2 million for expansion of the distribution center in Houma, Louisiana. The Company anticipates that its total capital expenditures, other than for acquisitions, for fiscal 1997 will be approximately $12 million. Investing activities during the 1997 period also included $32.7 million primarily for the acquisition of PFG of Texas, net of cash on hand at the acquired company, and $4.2 million from insurance proceeds related to covered losses associated with one of the Company's processing and distribution facilities.

	Cash flows from financing activities was $18.3 million in the 1997 period and cash flows used by financing activities was $6.0 million in the 1996 period. Cash flows in the 1997 period included net borrowings on a revolving credit facility ("Credit Facility") of $13.7 million. The Credit Facility was used to finance the $32.0 million acquisition of PFG of Texas, net of $18.3 million of repayments as a result of the reduced working capital needs. In March 1996, the Company completed a secondary offering of 2.9 million shares of common stock, of which the Company sold 2.3 million shares with the remainder sold by selling shareholders. The net proceeds to the Company from the offering were approximately $33.3 million which was used to repay a $30.0 million term loan and to repay approximately $3.3 million outstanding on the Company's line of credit.

	The Company has $50.0 million of borrowing capacity under its Credit Facility with a commercial bank which expires in July 1999. Approximately $17.3 million was outstanding under the Credit Facility at June 28, 1997. Subsequent to quarter end, the Company borrowed approximately $13.5 million under the Credit Facility to finance the acquisition of Powell and CFFF on June 30, 1997. The Credit Facility also supports up to $5.0 million of letters of credit. At June 28, 1997, the Company was contingently liable for $1.9 million of outstanding letters of credit which reduce amounts available under the Credit Facility. At
June 28, 1997, the Company had $30.8 million available under the Credit Facility. The Credit Facility bears interest at LIBOR plus a spread over LIBOR, which varies based on the ratio of funded debt to total capital.
At June 28, 1997, the Credit Facility bore interest at 5.86%.
Additionally, the Credit Facility requires the maintenance of certain financial ratios, as defined, regarding debt to tangible net worth, cash flow coverage and current assets to current liabilities.

	The Company believes that cash flows from operations and borrowings under its Credit Facility will be sufficient to finance its operations and anticipated growth for the foreseeable future.

Recently Issued Accounting Pronouncements

	During the 1997 period the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, and SFAS No. 129, Disclosure of Information About Capital Structure, which are effective for periods ending after December 15, 1997 and issued SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures About Segments of an
Enterprise and Related Information, which are effective for periods beginning after December 15, 1997.




PART II - OTHER INFORMATION


Item 2.	Changes in Securities

		On May 6, 1997, the Board of Directors of the Company declared a dividend of one Stock Purchase Right (a "Right") per share of the Company's Common Stock, $.01 par value per share (the "Common Stock"), outstanding on May 30, 1997 (the "Record Date"). A Right will also accompany each share of the Company's Common Stock issued following the Record Date.  Each Right, when it first becomes
exercisable, entitles the holder to purchase from the 	Company one-
hundredth of one share of Preferred Stock, $.01 per value per share
(the "Preferred Stock"), at an initial exercise price of $100 per one-hundredth of one share (the "Exercise Price"), subject to adjustment. The terms and conditions of the Rights are set forth in a Rights Agreement, dated as of May 16, 1997 (the "Rights Agreement"),between the Company and First Union National Bank of North Carolina, as
Rights Agent (the "Rights Agent"), as more fully described in the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 20, 1997.

	Also on May 6, 1997, the Board of Directors of the Company amended the Company's bylaws to contain an express declaration that control share acquisitions respecting the Common Stock of the Company are governed by and subject to the provisions of the Tennessee Control Share Acquisition Act.


Item 4.	Submission of Matters to a Vote of Security Holders.

		(a.)	The Annual Meeting of Shareholders was held on
May 6, 1997.

		(b.)	The following Director nominees were elected by
the shareholders of record as of March 17, 1997:

                          				Votes In	Votes
Class I (term expires 2000)	  Favor		Against	Abstentions

Timothy M. Graven		        8,443,935	      -		     7,505
Charles E. Adair		         8,443,935	      -		     7,505



		(c.)	The following other matters were voted on by the
shareholders of record as of March 17, 1997:

	                           		 	Votes  In	Votes
 			                           	Favor		 Against      	Abstentions
Amendment of the 1993
Outside Directors' Stock
Option Plan to increase the
number of options granted
to non-employee directors
on the date of each annual
shareholders meeting.      		8,178,475   	259,802	     13,163


Item 6.  	Exhibits and Reports on Form 8-K.

		(a.)	Exhibits:

			15	Letter regarding unaudited financial
information from KPMG Peat Marwick LLP.

			27	Financial Data Schedule (SEC only)

		(b.)	Reports on Form 8-K:

On May 20, 1997, the Company filed a report on Form 8-K in connection with the declaration of a dividend of one Stock Purchase Right per share of the Company's Common Stock in accordance with the terms of the Rights Agreement dated May 16, 1997.

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



Date:  August 8, 1997