Form 10-Q
period 1997-09-27
PERFORMANCE FOOD GROUP CO
filed 1997-11-10
CIK 908254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 1997

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


As of November 5, 1997, 12,482,860 shares of the Registrant's Common Stock were outstanding.


Independent Accountants' Review Report


The Board of Directors and Shareholders
Performance Food Group Company:


We have reviewed the accompanying condensed consolidated balance sheet of Performance Food Group Company and subsidiaries as of September 27, 1997, and the related condensed consolidated statements of earnings for the three-month and nine-month periods ended September 27, 1997 and September 28, 1996, and the condensed consolidated statements of cash flows for the nine-month periods ended September 27, 1997 and September 28, 1996. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Performance Food Group Company and subsidiaries as of December 28, 1996, and the related consolidated statements of earnings, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 7, 1997, we expressed an unqualified opinion on those consolidated financial statements.In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 28, 1996 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

	KPMG PEAT MARWICK LLP


Richmond, Virginia
October 27, 1997

PART I - FINANCIAL INFORMATION
Item 1.
         Financial Statements.

         PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES
               Condensed Consolidated Balance Sheets
                          (In thousands)
                                                September 27,  December 28,
                                                    1997          1996
                                                (Unaudited)
Assets
 Current assets:
   Cash                                         $  4,896       $  5,557
   Trade accounts and notes receivable, net       68,550         55,689
   Inventories                                    68,212         48,005
   Other current assets                            4,331          4,176
    Total current assets                         145,989        113,427

 Property, plant and equipment, net               66,499         55,697
 Intangible assets, net                           41,283         12,751
 Other assets                                      1,229          1,022
    Total assets                                $255,000       $182,897

Liabilities and Shareholders' Equity
 Current liabilities:
   Outstanding checks in excess of deposits     $ 16,576       $ 12,895
   Current installments of long-term debt            665            650
   Accounts payable                               61,561         44,494
   Other current liabilities                      17,880         12,421
     Total current liabilities                    96,682         70,460

 Long-term debt, excluding current installments    3,109          3,604
 Note payable to bank                             30,395          3,621
 Deferred income taxes                             4,077          4,077
     Total liabilities                           134,263         81,762

 Shareholders' equity                            120,737        101,135
     Total liabilities and shareholders' equity $255,000       $182,897

See accompanying notes to unaudited condensed consolidated financial statements.


          PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES
          Condensed Consolidated Statements of Earnings (Unaudited)
               (In thousands, except per share amounts)

                             Three Months Ended      Nine Months Endeds
                             Sept. 27, Sept. 28,     Sept. 27, Sept. 28,
                               1997      1996          1997      1996

Net sales                   $336,349  $202,401       $897,651 $567,911
Cost of goods sold           294,334   173,896        784,641  487,392
   Gross profit               42,015    28,505        113,010   80,519
Operating expenses            35,486    23,266         95,951   66,892
   Operating profit            6,529     5,239         17,059   13,627
Other income (expense):
 Interest expense               (514)      (82)        (1,385)   (516)
 Other, net                       84        59            268     126
  Other expense, net            (430)      (23)        (1,117)   (390)
  Earnings before income taxes 6,099     5,216         15,942  13,237
Income tax expense             2,353     2,057          6,153   5,227
       Net earnings           $3,746    $3,159         $9,789  $8,010

Net earnings per common share $ 0.30    $ 0.26         $ 0.79  $ 0.69

Weighted average common shares
 and common share equivalents
 outstanding                  12,673    12,083         12,344  11,567

See accompanying notes to unaudited condensed consolidated financial statements.

           PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES
      Condensed Consolidated Statements of Cash Flows (Unaudited)
                       (In thousands)

                                                         Nine Months Ended
                                                       Sept. 27,   Sept. 28,
                                                         1997       1996
Cash flows from operating activities:
 Net earnings                                          $  9,789    $  8,010
 Adjustments to reconcile net earnings to
  net cash provided by operating activities:
   Depreciation and amortization                          5,841       4,141
   ESOP contributions applied to principal of ESOP debt     349         303
   Gain on disposal of property, plant and equipment        (46)        (49)
   Gain on insurance settlement                          (1,300)          -                    -
   Loss on writedown of leasehold improvements            1,287           -                    -
   Changes in operating assets and liabilities, net of
    effects of companies purchased                        4,287      (6,173)
        Net cash provided by operating activities        20,207       6,232

Cash flows from investing activities:
  Purchases of property, plant and equipment             (6,167)     (7,301)
  Proceeds from sale of property, plant and equipment       133         128
  Net cash paid for acquisitions                        (46,337)          -                -
  Net proceeds from insurance settlement                  4,200           -                     -
  Increase in intangibles and other assets                 (155)       (320)
       Net cash used by investing activities            (48,326)     (7,493)

Cash flows from financing activities:
  Increase (decrease) in outstanding checks in
   excess of deposits                                     3,180        (110)
     Net borrowings (payments) on note payable to bank   23,294      (2,517)
     Principal payments on long-term debt                  (480)    (30,527)
     Proceeds from issuance of common stock                   -      33,329
     Stock option, incentive and employee stock
      purchase plans                                      1,464         888
        Net cash provided by financing activities        27,458       1,063

Net decrease in cash                                       (661)       (198)
Cash at beginning of period                               5,557       4,235
Cash at end of period                                   $ 4,896     $ 4,037

See accompanying notes to unaudited condensed consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY AND
SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements
September 27, 1997 and September 28, 1996

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

	On December 30, 1996, the Company completed the acquisition of certain net assets of McLane Foodservice-Temple, Inc. ("McLane Foodservice"), a wholly-owned subsidiary of McLane Company, Inc., based in Temple, Texas. McLane Foodservice had 1996 net sales of approximately $180 million. The acquired company operates as Performance Food Group of Texas, LP ("PFG of Texas"), an indirect wholly-owned subsidiary of the Company. PFG of Texas operates distribution centers in Temple and Victoria, Texas and provides products and services to traditional foodservice customers as well as multi-unit chain restaurants and vending customers. The purchase price of approximately $30 million, which is subject to certain post-closing adjustments, was financed with proceeds from an existing credit facility. Simultaneous with the closing, the Company also purchased the distribution center located in Victoria, Texas from an independent third party for approximately $1.5 million. The condensed consolidated statements of earnings and cash flows reflect the results of PFG of Texas from the date of acquisition through September 27, 1997.

On June 30, 1997, the Company completed the acquisition of all of the outstanding capital stock of W. J. Powell Company, Inc. ("Powell"), a foodservice distributor based in Thomasville, Georgia. Powell, with distribution centers in Thomasville, Georgia and Dothan, Alabama, had 1996 net sales of approximately $44 million consisting primarily of sales to traditional foodservice customers. The purchase price of approximately $20 million, plus the assumption of approximately $3 million of debt, was financed with proceeds from an existing credit facility and the issuance of approximately 320,000 shares of the Company's common stock. The aggregate consideration payable to the former Powell shareholders is subject to increase in certain circumstances. The condensed consolidated statements of earnings and cash flows reflect the results of Powell from the date of acquisition thru September 27, 1997.

Additionally, the Company has completed the acquisition of certain assets of two small foodservice distributors which are expected to generate annual sales of approximately $20 million. The operations of these distributors have been combined with the operations of certain of the Company's existing subsidiaries.

	These acquisitions have been accounted for using the purchase method and, accordingly, the acquired assets and liabilities have been recorded at their estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of tangible net assets acquired in these acquisitions was approximately $29.4 million and is being amortized on a straight-line basis over estimated lives ranging from 5 to 40 years, based on the nature of the intangible asset. The cost allocated to non-competition agreements is being amortized over their contractual lives, which are generally 5 years. Cost allocated to customer lists is being amortized over 15 years. The goodwill component of the excess purchase price is being amortized over 40 years, which reflects management's best estimate of the appropriate period over which to amortize goodwill associated with these acquisitions.

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

4.  Supplemental Cash Flow Information

                                       Nine Months Ended
(amounts in thousands)               Sept. 27,     Sept. 28,
                                       1997          1996

Cash paid during the period for:
  Interest                         $  1,233       $   705
  Income taxes                     $  4,351       $ 4,151

Effects of purchase of companies:
  Fair value of assets acquired,
   inclusive of intangibles
   of $29,354                      $ 68,962              -
  Liabilities assumed               (14,625)             -
  Stock issued for acquisition       (8,000)             -
    Net cash paid for acquisitions $ 46,337       $      -

5.         Subsequent Event

            On October 31, 1997, the Company acquired all of the outstanding capital stock of AFI Food Service Distributors, Inc. ("AFI"), a foodservice distributor based in Elizabeth, New Jersey, through the merger of AFI with a newly formed, wholly owned subsidiary of the Company. AFI had 1996 net sales of approximately $69 million, consisting primarily of sales to traditional foodservice customers. The purchase price of approximately
$16 million was financed by issuing 340,000 shares of the Company's common stock and promissory notes, due January 2, 1998, of approximately $7.3 million. In addition, the Company assumed approximately $8.8 million of debt that was financed with proceeds from an existing credit facility. The aggregate consideration payable to the former AFI shareholders is subject to increase in certain circumstances.


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

Results of Operations

	The following table sets forth, for the periods indicated, the components of the condensed consolidated statements of earnings expressed as a percentage of net sales:

                          	      Three Months Ended   Nine Months Ended
                                Sept. 27,  Sept. 28,   Sept. 27, Sept. 28,
                                  1997       1996        1997      1996

Net sales                         100.0 %   100.0 %     100.0 %   100.0 %
Cost of goods sold                 87.5      85.9        87.4      85.8
  Gross profit                     12.5      14.1        12.6      14.2
Operating expenses                 10.6      11.5        10.7      11.8
  Operating profit                  1.9       2.6         1.9       2.4
Other expense, net                  0.1       0.0         0.1       0.1
  Earnings before income taxes      1.8       2.6         1.8       2.3
Income tax expense                  0.7       1.0         0.7       0.9
  Net earnings                      1.1 %     1.6 %       1.1 %     1.4 %

Comparison of Periods Ended September 27, 1997 to September 28, 1996.

	Net sales increased 66.2% to $336.3 million for the three months ended September 27, 1997 (the "1997 quarter") from $202.4 million for the three months ended September 28, 1996 (the "1996 quarter"). Net sales increased 58.1% to $897.7 million for the nine months ended September 27, 1997 (the "1997 period") from $567.9 million for the nine months ended September 28, 1996 (the "1996 period"). Net sales in the Company's existing operations increased 22% over the 1996 quarter while acquisitions contributed an additional 44% to the Company's total sales growth. Inflation amounted to less than 1.0% for the 1997 quarter and approximately 1.0% for the 1997 period.

	Gross profit increased 47.4% to $42.0 million in the 1997 quarter from $28.5 million in the 1996 quarter. Gross profit increased 40.4% to $113.0 million in the 1997 period from $80.5 million in the 1996 period. Gross profit margin decreased to 12.5% in the 1997 quarter compared to 14.1% in the 1996 quarter and to 12.6% for the 1997 period from 14.2% in the 1996 period. The decline in gross profit margin was due primarily to the following two factors. Sales increased during 1997 to certain of the Company's large multi-unit chain customers which generally are higher-volume, lower gross-margin accounts but also allow for more efficient deliveries and use of capital, resulting in lower operating expenses. Gross profit margins also declined as a result of the acquisition of PFG of Texas, whose margins are currently lower than those in many of the Company's other subsidiaries, due in part to their customer mix which includes a greater concentration of multi-unit chain customers.

	Operating expenses increased 52.5% to $35.5 million in the 1997 quarter compared with $23.3 million in the 1996 quarter. Operating expenses increased 43.4% to $96.0 million in the 1997 period from $66.9 million in the 1996 period. As a percentage of net sales, operating expenses declined to 10.6% in the 1997 quarter from 11.5% in the 1996 quarter and to 10.7% in the 1997 period from 11.8% in the 1996 period.
The decrease in operating expenses as a percent of net sales primarily reflects better use of the Company's facilities at the increased level of sales and the continued shift in mix of sales to certain of the Company's rapidly growing multi-unit chain customers discussed above. These improvements in utilization were offset in part by increased labor costs including recruiting and training additional personnel, primarily in the transportation area which is an integral part of the Company's distribution service. The Company expects these increased labor costs to continue for the next several quarters. Additionally, the 1996 period was negatively impacted by increased costs related to the severe weather experienced in the East and Midwest during the first quarter of 1996. The Company leased a 75,000 square foot distribution center in Belcamp, Maryland to service the continued growth of certain of the Company's multi-unit chain customers, which became operational in February 1997, and completed construction of a 75,000 square foot distribution center in Dallas, Texas which became operational in February 1996. The Company incurred certain start-up expenses for these facilities, the impacts of which are approximately comparable. Additionally, the Company intends to expand certain of its distribution centers that support its rapidly growing multi-unit chain customers during 1998.

	Operating profit increased 24.6% to $6.5 million in the 1997 quarter from $5.2 million in the 1996 quarter. Additionally, operating profit increased 25.2% to $17.1 million in the 1997 period from $13.6 million in the 1996 period. Operating profit margin declined to 1.9% for the 1997 quarter from 2.6% for the 1996 quarter and to 1.9% for the 1997 period from 2.4% for the 1996 period.

	Other expense increased to $430,000 in the 1997 quarter from $23,000 in the 1996 quarter and to $1.1 million in the 1997 period from $390,000 in the 1996 period. Other expense includes interest expense, which increased to $514,000 in the 1997 quarter from $82,000 in the 1996 quarter. Interest expense increased to $1.4 million in the 1997 period from $516,000 in the 1996 period. The increase in interest expense is due to higher debt levels in the 1997 quarter and period as a result of the Company's various acquisitions. Other expense during the 1997 period also includes a $1.3 million gain from insurance proceeds related to covered assets at one of the Company's processing and distribution facilities which offset a $1.3 million writedown of certain leasehold improvements associated with the termination of the lease on one of the Company's distribution facilities.

	Income tax expense increased to $2.4 million in the 1997 quarter from $2.1 million in the 1996 quarter and to $6.2 million in the 1997 period from $5.2 million in the 1996 period, as a result of higher pre-tax earnings. As a percentage of earnings before income taxes, the provision for income taxes was 38.6% and 39.5% for the 1997 and 1996 quarters and periods, respectively.

	Net earnings increased 18.6% to $3.7 million in the 1997 quarter compared to $3.2 million in the 1996 quarter. Net earnings increased
22.2% to $9.8 million in the 1997 period from $8.0 million in the 1997 period. As a percentage of net sales, net earnings decreased to 1.1% in the 1997 quarter versus 1.6% in the 1996 quarter and to 1.1% in the 1997 period from 1.4% in the 1996 period.

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

	Cash provided by operating activities was $20.2 million and $6.2 million for the 1997 and 1996 periods, respectively. The increase in cash provided by operating activities resulted primarily from higher net earnings and decreased levels of trade receivables offset in part by increased levels of inventories net of trade payables.

	Cash used by investing activities was $48.3 million and $7.5 million for the 1997 and 1996 periods, respectively. Investing activities consist primarily of additions to and disposals of property, plant and equipment and the acquisition of businesses. The Company's total capital expenditures for the 1997 period were $6.2 million including approximately $1.2 million for expansion of the distribution center in Houma, Louisiana. The Company anticipates that its total capital expenditures, other than for acquisitions, for fiscal 1997 will be approximately $8 million. Investing activities during the 1997 period also included $46.3 million for the acquisition of companies, net of cash on hand at those companies, and $4.2 million from insurance proceeds related to covered losses associated with one of the Company's processing and distribution facilities. Acquisitions during the period, net of cash on hand at the acquired companies, included approximately $32.1 million for PFG of Texas and $11.6 million for Powell.


	Cash flows from financing activities was $27.5 million and $1.1 million for the 1997 and 1996 periods, respectively. Cash flows in the 1997 period included net borrowings on a revolving credit facility ("Credit Facility") of $23.3 million. The Credit Facility was used to finance the $46.3 million of acquisitions discussed above, net of $23.0 million of repayments as a result of the reduced working capital needs. In March 1996, the Company completed a secondary offering of 2.9 million shares of common stock, of which the Company sold 2.3 million shares with the remainder sold by selling shareholders. The net proceeds to the Company from the offering were approximately $33.3 million which was used to repay a $30.0 million term loan and to repay approximately $3.3 million outstanding on the Company's line of credit.

	The Company has $50.0 million of borrowing capacity under its Credit Facility with a commercial bank which expires in July 1999. Approximately $30.4 million was outstanding under the Credit Facility at September 27, 1997. The Credit Facility also supports up to $5.0 million of letters of credit. At September 27, 1997, the Company was contingently liable for $2.2 million of outstanding letters of credit which reduce amounts available under the Credit Facility. At September 27, 1997, the Company had $17.4 million available under the Credit Facility.
The Credit Facility bears interest at LIBOR plus a spread over LIBOR, which varies based on the ratio of funded debt to total capital. At September 27, 1997, the Credit Facility bore interest at 5.67%.
Additionally, the Credit Facility requires the maintenance of certain financial ratios, as defined, regarding debt to tangible net worth, cash flow coverage and current assets to current liabilities. Subsequent to quarter end, the Company borrowed approximately $8.8 million under the Credit Facility to refinance debt assumed in the acquisition of AFI on October 31, 1997 and obtained an additional $7.3 million of letters of credit to secure amounts owed under promissory notes to the former AFI shareholders as part of the purchase price.

	On September 12, 1997, the Company completed a $42.0 million operating lease agreement to construct new distribution centers planned to become operational in 1998. Under this agreement, the lessor owns the distribution centers, incurs the related debt to construct the facilities and thereafter leases each facility to the Company. The Company has entered into a commitment to lease each facility for a period beginning upon the completion of each property and ending on September 12, 2002, including extensions. Upon the expiration of each lease, the Company has the option to purchase the facility at its original cost. If the Company does not exercise its purchase options, the Company has significant residual value guarantees of each property. The Company expects the fair value of the properties included in this agreement to eliminate or substantially reduce
the Company's exposure under the residual value guarantee.   At
September 27, 1997, construction has commenced on one facility with expenditures to date of approximately $610,000. Total expenditures for this facility are anticipated to be approximately $13 million.

	The Company believes that cash flows from operations, borrowings under its credit facility and operating leases will be sufficient to finance its operations and anticipated growth for the foreseeable future.

Business Combinations

	On December 30, 1996, the Company acquired certain net assets of McLane Foodservice, a wholly-owned subsidiary of McLane Company, Inc., based in Temple, Texas. McLane Foodservice had 1996 net sales of approximately $180 million. The acquired company operates as PFG of Texas, an indirect wholly-owned subsidiary of the Company. PFG of Texas operates distribution centers in Temple and Victoria, Texas and provides products and services to traditional foodservice customers as well as multi-unit chain restaurants and vending customers. The purchase price of approximately $30 million, which is subject to certain post-closing adjustments, was financed with proceeds from an existing credit facility. Simultaneous with the closing, the Company also purchased the distribution center located in Victoria, Texas from an independent third party for approximately $1.5 million. The condensed consolidated statements of earnings and cash flows reflect the results of PFG of Texas from the date of acquisition through September 27, 1997.

On June 30, 1997, the Company acquired all of the outstanding capital stock of Powell, based in Thomasville, Georgia. Powell, with distribution centers in Thomasville, Georgia and Dothan, Alabama, had 1996 net sales of approximately $44 million consisting primarily of sales to traditional foodservice customers. The purchase price of approximately $20 million, plus the assumption of approximately $3 million of debt, was financed with proceeds from an existing credit facility and the issuance of approximately 320,000 shares of the Company's common stock. The aggregate consideration payable to the former Powell shareholders is subject to increase in certain circumstances. The condensed consolidated statement of earnings and cash flows reflect the results of Powell from the date of acquisition thru September 27, 1997.

Additionally, the Company has completed the acquisition of certain assets of two small foodservice distributors which are expected to generate annual sales of approximately $20 million. The operations of these distributors have been combined with the operations of certain of the Company's existing subsidiaries.

	These acquisitions have been accounted for using the purchase method and, accordingly, the acquired assets and liabilities have been recorded at their estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of tangible net assets acquired was approximately
$29.4 million and is being amortized on a straight-line basis over estimated lives ranging from 5 to 40 years.

	Subsequent to quarter end, the Company acquired all of the outstanding capital stock of AFI, based in Elizabeth, New Jersey. AFI had 1996 net sales of approximately $69 million, consisting primarily of sales to traditional foodservice customers. The purchase price of approximately
$16 million was financed by issuing 340,000 shares of the Company's common stock and promissory notes, due January 2, 1998, of approximately
$7.3 million. The aggregate consideration payable to the former AFI shareholders is subject to increase in certain circumstances. In addition, the Company assumed approximately $8.8 million of debt in the transaction.


Recently Issued Accounting Pronouncements

	During the 1997 period the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, and SFAS No. 129, Disclosure of Information About Capital Structure, which are effective for periods ending after December 15, 1997 and issued SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, which are effective for periods beginning after December 15, 1997. The impact of these accounting pronouncements is not expected to have a material impact on the Company's financial statements.


PART II - OTHER INFORMATION


Item 4.	Submission of Matters to a Vote of Security Holders.

	No matters were submitted to a vote of security holders during the quarter ended September 27, 1997.

Item 6.  	Exhibits and Reports on Form 8-K.

(a.)  Exhibits:

10.32	Amendment No. 1 to Revolving Credit
      Agreement dated as of August 28, 1997 by and among Performance Food Group Company and
      First Union National Bank.

10.33	Participation Agreement dated as of August
      29, 1997 among Performance Food Group
      Company, First Security Bank, National
      Association and First Union National Bank (as agent for the Lenders and Holders).

10.34	Lease Agreement dated as of August 29,
      1997 between First Security Bank, National
      Association and Performance Food Group
      Company.

15	   Letter regarding unaudited financial
      information from KPMG Peat Marwick LLP.

27   	Financial Data Schedule (SEC only)

(b.)	No reports on Form 8-K were filed during the
	quarter ended September 27, 1997.




Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


			PERFORMANCE FOOD GROUP COMPANY
			(Registrant)


				By:	 /s/ Roger L. Boeve
				Roger L. Boeve
				Executive Vice President &
				Chief Financial Officer


Date:  November 10, 1997