Form 10-K
period 1997-12-27
PERFORMANCE FOOD GROUP CO
filed 1998-03-26
CIK 908254

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                             ______________
                                FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 1997
Commission file number 0-22192

                       PERFORMANCE FOOD GROUP COMPANY
            (Exact name of registrant as specified in its charter)

         Tennessee                                    54-0402940
    (State or other jurisdiction                    (I.R.S.Employer
    of incorporation or organization)               Identification Number)

    6800 Paragon Place, Ste. 500
    Richmond, Virginia                                 23230
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

      Yes   X     No

	Indicate by check mark if disclosure of delinquent filers pursuant to
        Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

	The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 23, 1998 was approximately $ 202,660,290.The market value calculation was determined using the closing sale price of the Registrant's common stock on March 23, 1998, as reported on The Nasdaq Stock Market.
        Shares of common stock, $.01 par value per share, outstanding on March 23, 1998, were 12,511,606.

	DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K   	Documents from which portions are incorporated by
reference

Part III Portions of the Registrant's Proxy Statement relating to the Registrant's Annual Meeting of Shareholders to be held on April 29, 1998 are incorporated by reference into Items 10,11, 12 and 13.


                         PERFORMANCE FOOD GROUP COMPANY
                            FORM 10-K ANNUAL REPORT

                              TABLE OF CONTENTS

                                   Part I
Item 1.  Business....................................................	3
          The Company and its Business Strategy......................	3
          Customers and Marketing.................................... 3
          Products and Services......................................	4
          Suppliers and Purchasing...................................	5
          Operations................................................. 6
          Competition................................................	8
          Regulation.................................................	8
          Tradenames.................................................	8
          Employees..................................................	8
          Risk Factors...............................................	9
          Executive Officers........................................	11
Item 2. Properties..................................................	12
Item 3. Legal Proceedings...........................................	13
Item 4. Submission of Matters to a Vote of Shareholders.............	13
                                   Part II
Item 5. Market for the Registrant's Common Stock and Related
        Stockholder Matters.........................................	13
Item 6. Selected Consolidated Financial Data........................	14
Item 7. Management's Discussion and Analysis of Financial Condition
        and Results of Operations...................................	15
Item 8. Financial Statements and Supplementary Data.................	22
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...................................  22
                                 Part III
Item 10. Directors and Executive Officers of the Registrant.........	23
Item 11. Executive Compensation.....................................	23
Item 12. Security Ownership of Certain Beneficial Owners and
         Management.................................................	23
Item 13. Certain Relationships and Related Transactions.............	23
                                 Part IV
Item 14. Exhibits, Financial Statement Schedules and Reports on
         Form 8-K................................................... 23


                                   2

                       PERFORMANCE FOOD GROUP COMPANY

	PART I

Item 1.	Business.

The Company and its Business Strategy

	Performance Food Group Company and subsidiaries (the
"Company") markets and distributes a wide variety of food and food-related products to the foodservice, or "away-from-home eating," industry. The foodservice industry consists of two major customer types: "traditional" foodservice customers consisting of independent restaurants, hotels, cafeterias,schools, healthcare facilities and other institutional customers, and "multi-unit chain" customers consisting of regional and national quick-service restaurants and casual dining restaurants. Products and services provided to the Company's traditional and multi-unit chain customers are supported by identical physical facilities, vehicles, equipment and personnel. The Company's customers are located primarily in the Southern, Southwestern, Midwestern and Northeastern United States. The Company operates through a number of subsidiaries, each of which focuses on specific regional markets or sectors of the foodservice distribution industry.

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

	The Company uses a 52/53 week fiscal year ending on the Saturday closest to December 31. The fiscal years ended December 27, 1997, December 28, 1996 and December 30, 1995 (all 52 week years) are referred to herein as 1997, 1996 and 1995, respectively.

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

	The Company's traditional foodservice customers include independent restaurants, hotels, cafeterias, schools, healthcare facilities and other institutional customers. The Company has attempted to develop long-term relationships with these customers by focusing on improving efficiencies and increasing the average size of deliveries to these customers. The Company's traditional foodservice customers are supported in this effort by more than 425 sales and marketing representatives and product specialists. Sales representatives service customers in person or by telephone, accepting and processing orders, reviewing account balances, disseminating new product information and providing business assistance and advice where appropriate.
The Company has an ongoing emphasis on educating sales representatives about the Company's products and giving them the tools necessary to deliver added value to the basic delivery of food and food-related items. Sales representatives are generally compensated through a combination of commission and salary based on a combination of factors relating to profitability and collections. These representatives use laptop computers to assist customers by entering orders, checking product availability and pricing and developing menu planning ideas on a real-time basis. No single traditional foodservice customer accounted for more than 2% of the Company's consolidated net sales in 1997.
	The Company's principal multi-unit customers are generally franchisees or corporate-owned units of family dining, casual theme and quick-service restaurants. These customers include two rapidly growing casual theme restaurant concepts, Cracker Barrel Old Country Stores, Inc. ("Cracker Barrel") and Outback Steakhouse, Inc. ("Outback"), as well as approximately 2,800 Wendy's, Subway, Kentucky Fried Chicken, Dairy Queen, Popeye's and
Church's quick-service restaurants. The Company's primary customers for its fresh-cut produce products include approximately 6,750 McDonald's, Taco
Bell, Burger King, Pizza Hut Kentucky Fried Chicken, Hardee's, and Popeye's and Church's restaurants. The Company's sales programs to multi-unit customers tend to be tailored to the individual customer and include a more tailored product offering than for the Company's traditional foodservice customers. Sales to these customers are typically higher-volume, lower gross margin sales which require fewer, larger deliveries than traditional foodservice customers. These programs offer operational and cost efficiencies for both the customer and the Company and therefore result in reduced operating expenses as a percent of sales which compensate for the lower gross margins. The Company's multi-unit customers are supported primarily by dedicated account representatives who are responsible for ensuring that customers' orders are properly entered and filled. In addition, higher levels of management assist in identifying new potential multi-unit customers and managing long-term account relationships. Two of the Company's multi-unit customers, Cracker Barrel and Outback, account for a significant portion of the Company's consolidated net sales. Net sales to Cracker Barrel accounted for 22%, 30% and 29% of consolidated net sales for 1997, 1996 and 1995, respectively. Net sales to Outback accounted for 16%, 19% and 15% of consolidated net sales for 1997, 1996 and 1995, respectively. No other multi-unit customer accounted for more than 10% of the Company's consolidated net sales in 1997.

Products and Services

	The Company distributes more than 25,000 national brand and private label food and food-related products to over 20,000 foodservice customers. These items include a broad selection of "center-of-the-plate" or entree items (such as meats, seafood and poultry), canned and dry groceries, frozen foods, fresh produce, fresh-cut vegetables, refrigerated and dairy products, paper products and cleaning supplies, restaurant equipment and other supplies. The Company's private label products include items marketed under the Pocahontas, Healthy USA, Premium Recipe, Colonial Tradition and Flora specialty lines, as well as fresh-cut produce products purchased and processed by the Company and marketed under the Fresh Advantage label.

	The Company provides customers with other value-added services in the form of assistance in managing inventories, menu planning and improving their efficiency and profitability. As described below, the Company also provides procurement and merchandising services to approximately 150 independent distributors, as well as the Company's own distribution network. These procurement and merchandising services include negotiating vendor supply agreements and quality assurance related to the Company's private label and national branded products.

	The following table sets forth the percentage of the Company's consolidated net sales by product and service category in 1997:



                                               Percentage of Net
                                                 Sales for 1997


Center-of-the-plate                                    30%
Canned and dry groceries                               24
Frozen foods                                           17
Refrigerated and dairy products	                       10
Paper products and cleaning supplies                    7
Fresh-cut produce                                       3
Other produce                                           3
Vending                                                 3
Equipment and supplies                                  2
Procurement, merchandising and other services           1

          Total                                       100%

Suppliers and Purchasing

	The Company procures its products from independent suppliers, food brokers and merchandisers, including its wholly-owned subsidiary, Pocahontas Foods, USA, Inc. ("Pocahontas"). The Company purchases both nationally branded items as well as private label specialty items under the Company's controlled labels. Independent suppliers include large national and regional food manufacturers and consumer products companies, meatpackers and produce shippers. The Company constantly seeks to maximize its purchasing power through volume purchasing. Although each operating subsidiary is responsible for placing its own orders and can select the products that appeal most to its customers, each subsidiary is encouraged to participate in Company-wide purchasing programs, which enable it to take advantage of the Company's consolidated purchasing power. Subsidiaries are also encouraged to consolidate their product offerings to take advantage of volume purchasing. The Company is not dependent on a single source for any significant item and no third-party supplier represents more than 2% of the Company's total product purchases.

	Pocahontas selects foodservice products for its "Pocahontas,"
"Healthy USA," "Premium Recipe" and "Colonial Tradition" labels and markets these private label products, as well as nationally branded foodservice products, to the Company's own distribution operations and approximately 150 independent foodservice distributors nationwide. For its services, the Company receives marketing fees paid by vendors. Approximately 17,000 of the products sold through Pocahontas are sold under the Company's labels. Approximately
400 vendors, located in all areas of the country, supply products through the Pocahontas distribution network. Because Pocahontas negotiates supply agreements on behalf of its independent distributors as a group,the distributors that utilize the Pocahontas procurement and merchandising group enhance their purchasing power.

Operations

	Each of the Company's subsidiaries has substantial autonomy in its operations, subject to overall corporate management controls and guidance. The Company's corporate management provides centralized direction in the areas of strategic planning, general and financial management, sales and merchandising. Individual marketing efforts are undertaken at the subsidiary level and most of the Company's name recognition in the foodservice business is based on the tradenames of its individual subsidiaries. Purchasing is also conducted by each subsidiary separately, in response to the individual needs of customers,although subsidiaries are encouraged to participate in Company-wide purchasing programs. Each subsidiary has primary responsibility for its own human resources, governmental compliance programs, principal accounting, billing and collection. Financial information reported by the Company's subsidiaries is consolidated and reviewed by the Company's corporate management.

	Distribution operations are conducted out of sixteen distribution centers located in Tennessee, New Jersey, Maryland, Georgia, Florida,
Alabama, Louisiana and Texas. Customer orders are assembled in the Company's distribution facilities and then sorted, placed on pallets and loaded onto trucks and trailers in delivery sequence. Deliveries covering long distances are made in large tractor-trailers that are generally leased by the Company. Deliveries within shorter distances are made in trucks, which are either leased or owned by the Company. Certain of the Company's larger multi-unit chain customers are serviced using dedicated trucks due to the relatively large and consistent delivery size and geographic distribution of these rapidly growing customers. As a result, deliveries to these customers are generally more efficient and result in decreased operating expenses as a percentage of sales which compensate for the lower gross margins on this type of account. The trucks and delivery trailers used by the Company have separate temperature-controlled compartments. The Company utilizes a computer system to design the least costly route sequence for the delivery of its products.

The following table summarizes certain information with respect to the Company's principal operations:

                                                       Approx
                                                       Number of
                                                       Customer
                                Principal  Number      Locations
                     Principal  Types of      of       Currently
                     Region(s)  Business   Facilities  Served      Major Customers

Kenneth O. Lester   South       Foodservice    5       3,800       Cracker Barrell,
Company, Inc.       Southwest,  distribution                       Outback, Don Pablo's,
Lebanon, TN         Midwest                                        Harrigans and others
                    and                                            restaurants, healthcare
                    Northeast                                      facilities and schools

Caro Foods,         South and   Foodservice    3        3,000      McDonald's, Taco
Inc., and subsid-   Southeast   distribution,                      Bell, Hardee's,
iaries                          fresh-cut                          Popeye's, Church's
Houma, LA                       produce                            and other restaurants,
                                                                   healthcare facilities
                                                                   and schools

Milton's Food-     South and    Foodservice    1         4,000     Subway and other
service, Inc.      Southeast    distribution                       restaurants, healthcare
Atlanta, GA                                                        facilities and schools

B & R Foods Div.   Florida      Foodservice     1         2,000    Restaurants, healthcare
Tampa, FL                       distribution                       facilities and schools

Hale Brothers/    Tennessee,    Foodservice      1        1,800    Restaurants, healthcare
Summit, Inc.      Virginia      distribution                       facilities and schools
Morristown, TN    and
                  Kentucky

Performance Food  South and     Foodservice      2        3,500    Popeye's, Church's,
Group of Texas,   Southwest     distribution                       Subway, Kentucky
LP(formerly Mclane                                                 Fried Chicken, Dairy
Foodservice)                                                       Queen, and other
Temple, TX                                                         restaurants, healthcare
                                                                   facilities and schools

W. J. Powell Co., Georgia,      Foodservice       2        2,000   Restaurants, healthcare
Inc.              Florida and   distribution                       facilities and schools
Thomasville, GA   Alabama

AFI Food Service  New Jersey    Foodservice       1        1,400   Restaurants, healthcare
Distributors,     and metro     distribution                       facilities and schools
Inc.              New York
Elizabeth, NJ     area

Pocahontas        Nationwide    Procurement       1          150   Independent
Foods, USA,                     and                                foodservice
Inc.                            merchandising                      distributors and
Richmond, VA                                                       vendors

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

Employees

	As of December 27, 1997, the Company had approximately 2,800 full-time employees, including approximately 800 in management, marketing and sales and the remainder in operations. Approximately 130 of the Company's employees are represented by a union or a collective bargaining unit. The Company considers its employee relations to be satisfactory.
Risk Factors

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

	Reliance on Major Customers. The Company derives a substantial portion of its net sales from customers within the restaurant industry, particularly certain rapidly growing multi-unit chain customers. Sales to units of Cracker Barrel accounted for 22% and 30% of the Company's consolidated net sales in 1997 and 1996, respectively. Sales to Outback accounted for 16% and 19% of the Company's consolidated net sales in 1997 and 1996, respectively.
The Company has no written assurance from any of its customers as to the level of future sales. A material decrease in sales to any of the largest customers of the Company would have a material adverse impact on the Company's operating results. The Company has been the primary supplier of food and food-related products to Cracker Barrel since 1975. See "Business - Customers and Marketing."

	Acquisitions. A significant portion of the Company's historical growth has been achieved through acquisitions of other foodservice distributors, and the Company's growth strategy includes additional acquisitions. There can be no assurance that the Company will be able to make successful acquisitions in the future. Furthermore, there can be no assurance that future acquisitions will not have an adverse effect upon the Company's operating results, particularly in quarters immediately following the consummation of such transactions, while the operations of the acquired business are being integrated into the Company's operations. Following the acquisition of other businesses in the future, the Company may decide to consolidate the operations of any acquired business with existing operations, which may result in the establishment of provisions for consolidation. To the extent the Company's expansion is dependent upon its ability to obtain additional financing for acquisitions, there can be no assurance that the Company will be able to obtain financing on acceptable terms. See "Business
- Operations."

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

	Dependence on Senior Management and Key Employees.  The
Company's success is largely dependent on the skills, experience and efforts of its senior management. The loss of services of one or more of the Company's senior management could have a material adverse effect upon the Company's business and development. In addition, the Company depends to a substantial degree on the services of certain key employees. The ability to attract and retain qualified employees in the future will be a key factor in the success of the Company.

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

Executive Officers

	The following table sets forth certain information concerning the executive officers of the Company as of December 27, 1997.


  Name               Age                Position

Robert C. Sledd      45     Chairman, Chief Executive Officer and Director
C. Michael Gray      48     President, Chief Operating Officer and Director
Roger L. Boeve       59     Executive Vice President and Chief Financial Officer
Thomas Hoffman       58     Senior Vice President
David W. Sober       65     Vice President of Human Resources and Secretary


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

	Thomas Hoffman has served as Senior Vice President of the Company since February 1995. Mr. Hoffman has also served as President of Kenneth O. Lester Company, Inc., a wholly-owned subsidiary of the Company, since 1989. Prior to joining the Company in 1989, Mr. Hoffman had served in executive capacities at Booth Fisheries Corporation, a subsidiary of Sara Lee Corporation, as well as C.F.S. Continental, Miami and International Foodservice, Miami, two foodservice distributors.

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

	The following table presents information as to the primary real properties and facilities of the Company and its operating subsidiaries and division:


                        Approx.                            Owned/Leased
                         Area                            (Expiration Date
	     Location         in Sq. Ft    Principal Uses           if Leased)


Performance Food Group
Company
 Richmond, Virginia       5,000    Corporate offices        Leased (2000)
 Tampa, Florida (B&R     96,000    Administrative offices,  Owned
 Foods Division)                   product inventory and
                                   distribution

Kenneth O. Lester Company,
 Inc.
 Lebanon, Tennessee     140,000    Administrative offices,  Leased (1998)
                                   product inventory and
                                   distribution
 Lebanon, Tennessee     176,000    Product inventory and
                                   distribution             Owned
 Gainesville, Florida    70,000    Product inventory and    Owned
                                   distribution
 Dallas, Texas           75,000    Product inventory and
                                   distribution             Owned
 Belcamp, Maryland       75,000    Product inventory and
                                   distribution             Leased (2001)

Caro Foods, Inc.        162,000    Administrative offices,  Owned
 Houma, Louisiana                  produce processing,
                                   product inventory and
                                   distribution
 Dallas, Texas           66,000    Product inventory and    Leased (1999)
                                   distribution, produce
                                   processing

Hale Brothers/Summit,    74,000    Administrative offices,  Owned
 Inc.                              product inventory and
 Morristown, Tennessee             distribution

Pocahontas Foods, USA,  131,000    Administrative offices,  Leased (2004)
 Inc.                              product inventory and
 Richmond, Virginia                distribution

Milton's Foodservice,   166,000    Administrative offices,  Owned
 Inc.                              product inventory and
 Atlanta, Georgia                  distribution

Performance Food Group  135,000    Administrative offices,  Owned
 of Texas, LP (1)                  product inventory and
 Temple, Texas                     distribution

 Victoria, Texas        250,000    Product inventory and    Owned
                                   distribution

W. J. Powell Company,    63,000    Administrative offices,  Owned
 Inc. (2)                          product inventory and
 Thomasville, GA                   distribution

 Dothan, AL              49,000    Administrative offices,  Owned
                                   product inventory and
                                   distribution

AFI Food Service        170,000    Administrative offices,  Leased (2023)
 Distributors, Inc.(3)             product inventory and
 Elizabeth, NJ                     distribution


(1) Performance Food Group of Texas, LP was acquired by the Company on December 30, 1996
(2) The W. J. Powell Company, Inc. was acquired by the Company on June 30,
    1997
(3) AFI Food Service Distributors, Inc. was acquired by the Company on October 31, 1997

_______________

Item 3.	Legal Proceedings.

	From time to time the Company is involved in routine litigation and proceedings in the ordinary course of business. The Company does not have pending any litigation or proceeding that management believes will have a material adverse effect upon the Company.

Item 4.	Submission of Matters to a Vote of Shareholders.

	No matters were submitted to a vote of the shareholders during the fourth quarter ended December 27, 1997.

	PART II

Item 5.	Market for the Registrant's Common Stock and Related
Stockholder Matters.

	The prices in the table below represent the high and low sales price for the Company's common stock as reported by the Nasdaq National Market. The prices have been adjusted to reflect a 3-for-2 stock split, effected as a stock dividend, in July 1996. As of March 16, 1998, Performance Food Group had approximately 1,348 shareholders of record and approximately 4,900 beneficial owners. No cash dividends have been declared, and the present policy of the Board of Directors is to retain all earnings to support operations and to finance expansion.



                                                        1997
                                          High                  Low
First Quarter                           $18.25                  $14.50
Second Quarter                          $21.75                  $16.00
Third Quarter                           $26.25                  $19.75
Fourth Quarter                          $26.25                  $17.50
For the Year                            $26.25                  $14.50



                                                        1996
                                          High                  Low
First Quarter                           $16.83                  $14.17
Second Quarter                          $21.50                  $15.71
Third Quarter                           $17.00                  $13.50
Fourth Quarter                          $17.25                  $11.25
For the Year                            $21.50                  $11.25

Item 6.	Selected Consolidated Financial Data.

                                                         Fiscal Year Ended
                                        Dec. 27,  Dec. 28,  Dec. 30,  Dec. 31,  Jan. 1,
In thousands, except per share data)       1997    1996       1995      1994      1994

Statement of Earnings Data:

Net sales                            $1,230,078  $784,219  $664,123  $473,414  $379,363
Cost of goods sold                    1,074,154   673,407   568,097   405,104   319,986
   Gross profit                         155,924   110,812    96,026    68,310    59,377
Operating expenses                      132,494    92,227    80,302    60,125    50,588
   Operating profit                      23,430    18,585    15,724     8,185     8,789
Other income (expense):
 Interest expense                        (1,991)     (627)   (2,727)     (388)   (1,311)
 Other, net                                 105       176        14      (278)      134
   Other expense, net                    (1,886)     (451)   (2,713)     (666)   (1,177)
Earnings before income taxes             21,544    18,134    13,011     7,519     7,612
Income tax expense                        8,297     7,145     5,088     2,985     3,092
   Net earnings                      $   13,247  $ 10,989  $  7,923   $ 4,534  $  4,520

Per Share Data:
Weighted average common shares
  outstanding                            11,960    11,209     9,190     9,107     7,150
Basic net earnings per common share  $     1.11  $   0.98  $   0.86   $  0.50  $   0.63
Weighted average common shares and
  potential dilutive shares
    outstanding                          12,491    11,686     9,631     9,600     7,501
Diluted net earnings per common
  share                              $     1.06  $   0.94  $   0.82   $  0.47  $   0.60

Other Data:
Depreciation and amortization        $    7,843  $  5,484  $  5,319   $ 3,481  $   2,870
Capital expenditures                      8,284     9,074    13,921    12,436      9,105

Balance Sheet Data (end of period):
Working capital                      $   52,784  $ 42,967  $ 30,299   $16,386  $  19,183
Property, plant and equipment, net       71,810    55,697    51,640    35,352     26,411
Total assets                            288,883   182,897   155,134    99,075     83,488
Short-term debt (including current
  installments of long-term debt)           689       650     3,210     3,211      1,893
Long-term debt                           44,577     7,225    37,009     4,966      5,700
Shareholders' equity                    133,973   101,135    55,791    46,263     40,643


Item 7.	Management's Discussion and Analysis of Financial
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

  the November 1987 acquisition of Pocahontas Foodservice, Inc., a broadline distributor based in Gainesville, Florida;
  the July 1988 acquisition of the Kenneth O. Lester Company, Inc., a broadline and customized distributor based in Lebanon, Tennessee;
  the December 1989 acquisition of Hale Brothers, Inc., a broadline distributor based in Morristown, Tennessee ("Hale");
  the December 1991 acquisition of B&R Foods, Inc., a broadline distributor based in Tampa, Florida;
  the December 1992 purchase of certain assets of Loubat-L.Frank, Inc., a broadline distributor based in New Orleans, Louisiana;
  the May 1993 acquisition by Hale of Summit Distributors, Inc., a broadline distributor based in Johnson City, Tennessee;
  the January 1995 acquisition of Milton's Foodservice, Inc., a broadline distributor based in Atlanta, Georgia ("Milton's");
  the June 1995 acquisition by Milton's of Cannon Foodservice, Inc., a broadline distributor based in Asheville, North Carolina ("Cannon");
  the December 1996 acquisition of certain assets of McLane Foodservice-Temple, Inc., which business is now conducted as Performance Food Group of Texas, LP ("PFG of Texas"), a broadline distributor based in Temple, Texas;
  the April 1997 acquisition of certain assets by Hale of Tenneva Foodservice, Inc. ("Tenneva"), a broadline distributor based in Bristol, Virginia;
  the May 1997 acquisition of certain assets of Central Florida Finer Foods, Inc. ("CFFF"), a broadline distributor based in Winter Haven, Florida;
  the June 1997 acquisition of W. J. Powell Company, Inc. ("Powell"), a broadline distributor based in Thomasville, Georgia; and
  the October 1997 acquisition of AFI Food Service Distributors, Inc. ("AFI"), a broadline distributor based in Elizabeth, New Jersey

	The Company derives its revenue primarily from the sale of food and food-related products to the foodservice, or "away-from-home eating," industry. The foodservice industry consists of two major customer types:
"traditional" foodservice customers, consisting of independent restaurants, hotels, cafeterias, schools, healthcare facilities and other institutional customers; and "multi-unit chain" customers, consisting of regional and national quick-service restaurants and casual dining restaurants. Products and services provided to the Company's traditional and multi-unit chain customers are supported by identical physical facilities, vehicles, equipment and personnel. The principal components of the Company's expenses include cost of goods sold, which represents the amount paid to manufacturers and growers for products sold, and operating expenses, which include primarily labor-related expenses, delivery costs and occupancy expenses.

	The Company's fiscal year ends on the Saturday closest to December 31. Consequently, the Company will periodically have a 53-week fiscal year. The Company's fiscal years ended December 27, 1997, December 28, 1996 and December 30, 1995, herein referred to as 1997, 1996 and 1995, respectively, were all 52-week years.

RESULTS OF OPERATIONS

	The following table sets forth, for the periods indicated, the components of the consolidated statements of earnings expressed as a percentage of net sales.

                                        1997    1996    1995
Net sales                               100.0%  100.0%  100.0%
Cost of goods sold                       87.3    85.9    85.5
     Gross profit                        12.7    14.1    14.5
Operating expenses                       10.8    11.7    12.1
     Operating profit                     1.9     2.4     2.4
Other expense, net                        0.1     0.1     0.4
     Earnings before income taxes         1.8     2.3     2.0
Income tax expense                        0.7     0.9     0.8
     Net earnings                         1.1%    1.4%    1.2%


COMPARISON OF 1997 TO 1996

	Net sales increased 56.9% to $1.23 billion for 1997 from $784.2 million for 1996. Net sales in the Company's existing operations increased 23% over 1996 while acquisitions contributed an additional 34% to the Company's total sales growth. Inflation amounted to less than 1.0% for 1997.

	Gross profit increased 40.7% to $155.9 million in 1997 from $110.8 million in 1996. Gross profit margin decreased to 12.7% in 1997 compared to 14.1% in 1996. The decline in gross profit margin was due primarily to the following factors. Sales increased during 1997 to certain of the Company's multi-unit chain customers which generally are higher-volume, lower gross margin accounts but also allow for more efficient deliveries and use of capital, resulting in lower operating expenses. In addition, the Company's gross margin was impacted by the renegotiation of its distribution agreement with its largest multi-unit chain customer in early 1997. Gross profit margins also declined as a result of the acquisition of PFG of Texas, whose gross margins are currently lower than those in many of the Company's other subsidiaries, due in part to their customer mix which includes a greater concentration of multi-unit chain customers. The decline in gross profit margins was offset in part by improved capacity utilization in the Company's produce processing operations.

	Operating expenses increased 43.7% to $132.5 million in 1997 compared with $92.2 million in 1996. As a percentage of net sales, operating expenses declined to 10.8% in 1997 from 11.7% in 1996. The decrease in operating expenses as a percent of net sales primarily reflects better use of the Company's facilities at the increased level of sales and continued shift in mix of sales to certain of the Company's rapidly growing multi-unit chain customers discussed above. These improvements in utilization were offset in part by increased labor costs including recruiting and training additional personnel, primarily in the transportation and warehouse areas, which are an integral part of the Company's distribution service. The Company expects these increased labor costs to continue for the next several quarters. In 1997, the Company's operating expenses as a percentage of net sales was adversely impacted by PFG of Texas as the Company integrated those acquired operations, while at the same time expanding those operations. Additionally, 1996 was negatively impacted by increased costs related to the severe weather experienced in the East and Midwest during the first quarter of 1996. Additionally, the Company leased a 75,000 square foot distribution center in Belcamp, Maryland, to service the continued growth of certain of the Company's multi-unit chain customers, which became operational in February 1997, and completed construction of a 75,000 square foot distribution center in Dallas, Texas, which became operational in February 1996. The Company incurred certain start-up expenses for these facilities, the impacts of which are approximately comparable. The Company intends to expand certain of its distribution centers during 1998.

	Operating profit increased 26.1% to $23.4 million in 1997 from $18.6 million in 1996. Operating profit margin declined to 1.9% for 1997 from 2.4% for 1996.

	Other expense increased to $1.9 million in 1997 from $451,000 in 1996. Other expense includes interest expense, which increased to $2.0 million in 1997 from $627,000 in 1996. The increase in interest expense is due to higher debt levels in 1997 as a result of the Company's various acquisitions. Other expense during 1997 also includes a $1.3 million gain from insurance proceeds related to covered losses at one of the Company's processing and distribution facilities which offset a $1.3 million writedown of certain leasehold improvements associated with the termination of the lease on one of the Company's distribution facilities.

	Income tax expense increased to $8.3 million in 1997 from $7.1 million in 1996 as a result of higher pre-tax earnings. As a percentage of earnings before income taxes, the provision for income taxes was 38.5% and 39.4% for 1997 and 1996, respectively.

	Net earnings increased 20.5% to $13.2 million in 1997 compared to $11.0 million in 1996. As a percentage of net sales, net earnings decreased to 1.1% in 1997 versus 1.4% in 1996.


COMPARISON OF 1996 TO 1995

	Net sales increased 18.1% to $784.2 million for 1996 compared with $664.1 million for 1995. Substantially all of the increase in net sales was attributable to internal growth. Inflation during 1996 accounted for approximately 1% of the sales growth.

	Gross profit increased 15.4% to $110.8 million in 1996 compared with $96.0 million in 1995. Gross profit margin decreased to 14.1% in 1996 compared to 14.5% in 1995. The gross margin percentage declined primarily due to the continued rapid growth of certain of the Company's large multi-unit chain customers which generally are higher volume, lower gross margin accounts but also allow for more efficient deliveries and use of capital, resulting in lower operating expenses. Gross margins during 1995 were adversely impacted by the Company's produce processing operations. During the second quarter of 1995, California experienced adverse weather conditions which created significant fluctuations in the price and availability of lettuce. Although the Company was generally able to pass the increased costs on to its customers, the gross profit dollars per pound remained relatively comparable to normal conditions. Thus, although produce processing sales increased significantly during the period, gross margins did not increase proportionately. In addition, margins in the produce processing business continue to be impacted by the Company's excess production capacity. The Company was increasing its marketing efforts to further develop produce sales to utilize this excess capacity.

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

	Other expense decreased to $451,000 in 1996 from $2.7 million in 1995. Other expense includes interest expense, which decreased to $627,000 in 1996 from $2.7 million in 1995. The decrease in interest expense was due primarily to reduced debt levels after the Company's stock offering completed in March 1996. The Company used the proceeds of this offering to repay approximately $33.3 million of debt.

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

	Cash provided by operating activities was $24.2 million and $9.9 million for 1997 and 1996, respectively. The increase in cash provided by operating activities resulted primarily from higher net earnings and by increased levels of trade payables, net of an increase of receivables and inventories, due to the continued growth of the Company's business.

	Cash used by investing activities was $59.2 million and $9.3 million for 1997 and 1996, respectively. Investing activities include additions to and disposal of property, plant and equipment and the acquisition of businesses. During 1997, the Company paid $54.6 million for the acquisition of businesses, net of cash on hand at the acquired companies. The Company's total capital expenditures for 1997 were $8.3 million, including approximately $1.2 million to complete the distribution center in Houma, Louisiana. Investing activities in 1997 also included $4.2 million from insurance proceeds related to covered losses associated with one of the Company's processing and distribution facilities.

	Cash provided by financing activities was $33.0 million and $695,000 in 1997 and 1996, respectively. Financing activities included net borrowings in 1997 of $27.2 million and net repayments in 1996 of $1.6 million on the Company's revolving credit facility. The borrowings in 1997 were used to fund the acquisition of businesses discussed above. Financing activities in 1996 also included net proceeds of $33.3 million from the Company's offering of common stock completed in March 1996.
The proceeds were used to repay the $30.0 million term loan used to finance the acquisition of Milton's and the remainder to repay a portion of amounts outstanding under a revolving credit facility.

	In July 1996, the Company entered into a three-year $50.0 million revolving credit agreement (the "Credit Facility") with a commercial bank which expires in February 2001. Approximately $34.3 million was outstanding under the Credit Facility at December 27, 1997. The Credit Facility also supports up to $5.0 million of letters of credit. At December 27, 1997, the Company was contingently liable for outstanding letters of credit of $4.1 million, which reduce amounts available under the Credit Facility. At December 27, 1997, $11.6 million was available under the
Credit Facility. The facility bears interest at LIBOR plus a spread over LIBOR (6.14% at December 27, 1997), which varies based on the ratio of funded debt to total capital. Additionally, the Credit Facility requires the maintenance of certain financial ratios, as defined, regarding debt to tangible net worth, cash flow coverage and current assets to current liabilities. Subsequent to year end, the Company amended the Credit
Facility to increase amounts available under the facility to $60.0 million. In addition to the Credit Facility, the Company obtained an additional $7.3 million of letters of credit to secure amounts owed under promissory notes to the former AFI shareholders related to the purchase of AFI.

	On September 12, 1997, the Company completed a $42.0 million master operating lease agreement to construct new distribution centers planned to become operational in 1998. Under this agreement, the lessor owns the distribution centers, incurs the related debt to construct the facilities and thereafter leases each facility to the Company. The Company has entered into a commitment to lease each facility for a period beginning upon completion of each property and ending on September 12, 2002, including extensions. Upon the expiration of each lease, the Company has the option to renegotiate the lease, sell the facility to a third party or to purchase the facility at its original cost. If the Company does not exercise its purchase options, the Company has significant residual value guarantees of each property. The Company expects the fair value of the properties included in this agreement to eliminate or substantially reduce the Company's exposure under the residual value guarantee. At December 27, 1997, construction has commenced on one facility with expenditures to date of approximately $1.1 million, which costs have been borne by the lessor. Total expenditures for this facility are anticipated to be approximately $13 million.

	The Company believes that cash flow from operations and borrowings under the Credit Facility will be sufficient to finance its operations and anticipated growth for the foreseeable future.

BUSINESS COMBINATIONS

	On December 30, 1996, the Company acquired certain net assets of McLane Foodservice-Temple, Inc., which was a wholly-owned subsidiary of McLane Company, Inc., based in Temple, Texas. McLane Foodservice had 1996 net sales of approximately $180 million. The former business of McLane Foodservice now operates as PFG of Texas, an indirect wholly-owned subsidiary of the Company, through distribution centers in Temple and Victoria, Texas and provides food and food-related products to traditional foodservice customers as well as multi-unit chain restaurants and vending customers. The purchase price of approximately $30.5 million was financed with proceeds from an existing credit facility. Simultaneous with the closing, the Company also purchased the distribution center located in Victoria, Texas from an independent third party for approximately $1.5 million.

During 1997, the Company completed the acquisitions of a number of foodservice distributors, including the acquisition of Tenneva on April 11, 1997, CFFF on May 12, 1997, Powell on June 28, 1997 and AFI on
October 31, 1997. The operations of Tenneva and CFFF have been combined with the operations of certain of the Company's existing subsidiaries. Collectively, these companies had 1996 net sales of approximately $130 million. The aggregate purchase price of the acquisitions was approximately $39 million, plus the assumption of approximately $12 million of debt. The aggregate purchase price for the acquisitions was financed by issuing 660,827 shares of the Company's common stock, $7 million of promissory notes due January 2, 1998 and the remainder with proceeds from the Credit Facility. The aggregate consideration payable to the former shareholders of Powell and AFI is subject to increase in certain circumstances.


	The consolidated statements of earnings and of cash flows reflect the results of these acquired companies from the dates of acquisition through December 27, 1997. These acquisitions have been accounted for using the purchase method and, accordingly, the acquired assets and liabilities have been recorded at their estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of tangible net assets acquired was approximately $44.2 million and is being amortized on a straight-line basis over estimated lives ranging from 5 to 40 years.

YEAR 2000 ISSUE

	The Company is dependent upon computer-based systems to conduct its business with both customers and suppliers. In late 1997, the Company developed a plan to upgrade its computer systems and to deal with Year 2000 issue. The plan calls for conversion efforts to be completed by mid 1999. The Company estimates that costs to remediate the Year 2000 issue will be less than $500,000 which will be funded through operating cash flows. The company is expensing all costs associated with the Year 2000 issue as incurred.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

	During 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 130,
Reporting Comprehensive Income, and No. 131, Disclosures About
Segments of an Enterprise and Related Information." These pronouncements may require additional disclosure, however the Company does not expect these pronouncements to have an affect on the Company's financial position or results of operations.

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

                                                           1997
                                              1st     2nd       3rd       4th
(In thousands, except per share data)      Quarter   Quarter   Quarter  Quarter
Net sales                                 $268,537  $292,765  $336,349  $332,427
Gross profit                                34,777    36,218    42,015    42,914
Operating profit                             4,158     6,372     6,529     6,371
Earnings before income taxes                 3,725     6,118     6,099     5,602
Net earnings                                 2,271     3,772     3,746     3,458
Basic net earnings per common share           0.19      0.32      0.31      0.28
Diluted net earnings per common share     $   0.19  $   0.31  $   0.30  $   0.27


                                                            1996
                                              1st      2nd      3rd       4th
(In thousands, except per share data)      Quarter    Quarter  Quarter   Quarter
Net sales                                 $173,059  $192,451  $202,401  $216,308
Gross profit                                25,087    26,927    28,505    30,293
Operating profit                             3,130     5,258     5,239     4,958
Earnings before income taxes                 2,829     5,192     5,216     4,897
Net earnings                                 1,712     3,139     3,159     2,979
Basic net earnings per common share           0.17      0.27      0.27      0.26
Diluted net earnings per common share     $   0.16   $  0.26   $  0.26  $   0.25


Item 8.	Financial Statements and Supplementary Data.

                                                        Page of Form 10-K
	Financial Statements:
                Report of Independent Auditors.............      F-1
                Consolidated Balance Sheets................      F-2
                Consolidated Statements of Earnings........      F-3
		Consolidated Statements of Shareholders'
                   Equity..................................      F-4
                Consolidated Statements of Cash Flows......      F-5
                Notes to Consolidated Financial Statements.      F-6

	Financial Statement Schedules:
		Independent Auditors' Report on Financial Statement
                    Schedule...............................      S-1
		Schedule II - Valuation and Qualifying
                    Accounts...............................      S-2

Item 9.	Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.

	None


PART III

Item 10.	Directors and Executive Officers of the Registrant.

	The Proxy Statement issued in connection with the Shareholders' meeting to be held on April 29, 1998 contains under the caption "Proposal 1: Election of Directors" information required by Item 10 of Form 10-K and is incorporated herein by reference. Pursuant to General Instruction G(3), certain information concerning executive officers of the Company is included in Part I of this Form 10-K, under the caption "Executive Officers."

Item 11.	Executive Compensation.

	The Proxy Statement issued in connection with the Shareholders' meeting to be held on April 29, 1998 contains under the caption "Executive Compensation" information required by Item 11 of Form 10-K and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and
Management.

	The Proxy Statement issued in connection with the Shareholders' meeting to be held on April 29, 1998 contains under the captions "Security Ownership of Certain Beneficial Owners" and "Proposal 1: Election of Directors" information required by Item 12 of Form 10-K and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions.

	The Proxy Statement issued in connection with the Shareholders' meeting to be held on April 29, 1998 contains under the caption "Certain Transactions" information required by Item 13 of Form 10-K and is incorporated herein by reference.

	PART IV

Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a).            1.  Financial Statements.  See index to Consolidated Financial
                    Statements on page 22 of this Form 10-K.

                2.  Financial Statement Schedules.  See of page 22 this Form
                    10-K.

	3.	Exhibits:


A.	Incorporated by reference to the Company's Registration
Statement on Form S-1 (No. 33-64930):

Exhibit
Number                                  Description

3.1	--	Restated Charter of Registrant.

3.2	--	Restated Bylaws of Registrant.

4.1	--	Specimen Common Stock certificate.

4.2	--	Article 5 of the Registrant's Restated Charter (included in
                Exhibit 3.1).

4.3	--	Article 6 of the Registrant's Restated Bylaws (included in
                Exhibit 3.2).

10.1	--	Loan Agreement dated May 17, 1984 by and between the
                Industrial Development Board of Wilson County, Tennessee and Kenneth O. Lester Company, Inc.

10.2	--	Promissory Note executed May 17, 1984 in favor of the
                Industrial Development Board of Wilson County, Tennessee.

10.3	--	Industrial Development Revenue Bond Series A due 1999.

10.4	--	Assignment from the Industrial Development Board of
                Wilson County to Wachovia Bank and Trust Company, N.A.
                dated May 17, 1984.

10.5	--	Guaranty Agreement dated May 17, 1984 from Kenneth O.
                Lester Company, Inc. to Wachovia Bank and Trust Company, N.A.

10.6	--	Loan Agreement dated July 7, 1988, as amended by various
                amendments thereto, by and between the Pocahontas Food
                Group, Inc. Employee Savings and Stock Ownership Trust,
                Sovran Bank/Central South, Trustee, Pocahontas Food
                Group, Inc., and Third National Bank, Nashville, Tennessee.

10.7	--	Guaranty Agreement dated July 7, 1988 by and between
                Pocahontas Food Group, Inc. and Third National Bank,
                Nashville, Tennessee.

10.8	--	Loan Agreement dated March 1, 1993, by and between
                Loubat-L.Frank, Inc. and Performance Food Group
                Company.

10.9	--	Promissory Note dated March 1, 1992 in favor of
                Performance Food Group Company.

10.10	--	Lease Agreement by and between the Kenneth O. Lester
                Company and K&F Development Company dated July 1,
                1988, with an amendment thereto.

10.11	--	Commercial Lease Agreement between Alexander &
                Baldwin, Inc. and KMB Produce, Inc., a division of Caro
                Produce & Institutional Foods, Inc., dated November 20,
                1991, as amended by Lease Amendment No. 1 thereto.

10.12	--	Lease Agreement by and between the Martin-Brower
                Company and KMB Produce, Inc. dated August 18, 1987.

10.13	--	1989 Non-Qualified Stock Option Plan.

10.14	--	1993 Employee Stock Incentive Plan.

10.15	--	1993 Outside Directors' Stock Option Plan.

10.16	--	Performance Food Group Employee Savings and Stock
                Ownership Plan.

10.17	--	Trust Agreement for Performance Food Group Employee
                Savings and Stock Ownership Plan.

10.18	--	Form of Pocahontas Food Group, Inc. Executive Deferred
                Compensation Plan.

10.19	--	Form of Indemnification Agreement.

10.20	--	Pledge Agreement dated March 31, 1993 by and between
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

C.	Incorporated by reference to the Company's Quarterly Report on
        Form 10-Q for the quarter ended April 2, 1994:

Exhibit
Number                          Description

10.23	--	Lease Agreement by and between C. O. Hurt and Hale
                Brothers/Summit, Inc. dated January 27, 1994.

10.24	--	Amendment to Loan Agreement dated March 4, 1994 by and
                among Performance Food Group Company Employee
                Savings and Stock Ownership Plan, First Tennessee Bank,
                N.A., Performance Food Group Company and Third
                National Bank, Nashville, Tennessee.

10.25	--	Corporate Guaranty dated March 16, 1994 by Performance
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

Exhibit
Number                          Description

10.30	--	Revolving Credit Agreement dated July 8, 1996 by and
                between Performance Food Group Company and First Union National
                Bank of Virginia.
H.          Incorporated by Reference to the Company's Annual Report on
            Form 10-K for the fiscal year ended December 28, 1996.

Exhibit
Number                           Description

10.31	--	Performance Food Group Company Employee Savings and
                Stock Ownership Plan Savings Trust.

I. Incorporated by Reference to the Company's Report on Form 8-K dated January 13, 1997 (as amended by a Form
            8-K/A  dated March 13, 1997):

Exhibit
Number                          Description

10.32   --      Asset Purchase Agreement, dated October 22, 1996
                by and among Performance Food Group Company,
		McLane Foodservice - Temple, Inc. and McLane Company,
                Inc. and an amendment thereto.

J. Incorporated by Reference to the Company's Report on Form 8-K dated May 20, 1997:

Exhibit
Number                          Description

10.33	--	Rights Agreement dated as of May 16, 1997 between
         Performance Food Group Company and First Union
	        National Bank of North Carolina, as Rights Agent.


K. Incorporated by Reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 27, 1997:

Exhibit
Number                          Description

10.34	--	Amendment No. 1 to Revolving Credit Agreement dated as
                of August 28, 1997 by and among Performance
		Food Group Company and First Union National Bank.

10.35	--	Participation Agreement dated as of August 29, 1997 among
                Performance Food Group Company, First
		Security Bank, National Association and First Union
                National Bank (as agent for the Lenders and Holders).

10.36	--	Lease Agreement dated as of August 29, 1997 between First
                Security Bank, National Association and
		Performance Food Group Company.

L.       Filed herewith:

Exhibit
Number                           Description

10.37	--	Second Amendment to Revolving Credit Agreement dated
                December 15, 1997 by and among Performance
		Food Group Company and First Union National Bank.


Exhibit
Number                           Description

10.38   --      Form of Change in Control Agreement dated October 29, 1997 with Blake P. Auchmoody, John Austin, Roger L. Boeve,
                John R. Crown, Charles M. Gray, Thomas Hoffman, Mark
                Johnson, Ken Peters, Robert C. Sledd and David W. Sober.

10.39   --      Form of Change in Control Agreement dated October 29, 1997 with certain key executives.

21      --      List of Subsidiaries.

23.1    --      Consent of Independent Auditors.

27      --      Financial Data Schedule (SEC purposes only).

(b) During the fourth quarter ended December 27, 1997, the Company filed no reports on Form 8-K.


                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Richmond, State of Virginia, on March 24, 1998.

                               PERFORMANCE FOOD GROUP COMPANY

                               By:   /s/ Robert C. Sledd
                                  Robert C. Sledd, Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

        Signature                         Title                   Date

/s/Robert C. Sledd      Chairman, Chief Executive Officer      March 24, 1998
Robert C. Sledd         and Director [Principal Executive
                        Officer



/s/ C. Michael Gray    President, Chief Operating Officer     March 24, 1998
C. Michael Gray        and Director

/s/ Roger L. Boeve     Executive Vice President and Chief      March 24, 1998
Roger L. Boeve         Financial Officer [Principal
                       Financial Officer and Principal
                       Accounting Officer]


/s/ David W. Sober     Vice President and Secretary            March 24, 1998
David W. Sober

/s/ Charles E. Adair   Director                                March 24, 1998
Charles E. Adair

/s/ Jerry J. Caro      Director                                March 24, 1998
Jerry J. Caro

/s/ Fred C. Goad, Jr.  Director                                March 24, 1998
Fred C. Goad, Jr.

/s/ Timothy M. Graven  Director                                March 24, 1998
Timothy M. Graven

Report of Independent Auditors


The Board of  Directors
Performance Food Group Company:


We have audited the accompanying consolidated balance sheets of Performance Food Group Company and subsidiaries as of December 27,
1997 and December 28, 1996, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the fiscal years in the three-year period ended December 27, 1997. These consolidated financial statements are the responsibility of the Company's management.
Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
 An audit also include assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Performance Food Group Company and subsidiaries as of December 27, 1997 and
December 28, 1996, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended December 27, 1997, in conformity with generally accepted accounting principles.


                                  /s/ KPMG PEAT MARWICK LLP


Richmond, Virginia
February 9, 1998

CONSOLIDATED BALANCE SHEETS

                                                         December 27,   December 28,
(Dollar amounts in thousands, except per share amounts)     1997           1996

ASSETS
Current assets:
  Cash                                                  $   3,653     $   5,557
  Trade accounts and notes receivable, less
    allowance for doubtful accounts of $2,680
      and $2,300                                           80,054        55,689
  Inventories                                              72,951        48,005
  Prepaid expenses and other current assets                 2,548         1,405
  Deferred income taxes                                       388         2,771
      Total current assets                                159,594       113,427
Property, plant and equipment, net                         71,810        55,697
Goodwill, net of accumulated amortization of
  $1,866 and $1,089                                        52,189        11,760
Other intangible assets, net of accumulated
  amortization of $1,068 and $928                           3,508           991
Other assets                                                1,782         1,022
      Total assets                                      $ 288,883     $ 182,897

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Outstanding checks in excess of deposits              $  19,859     $  12,895
  Current installments of long-term debt                      689           650
  Trade accounts payable                                   67,455        44,494
  Accrued expenses                                         16,896        10,984
  Income taxes payable                                      1,911         1,437
      Total current liabilities                           106,810        70,460
Long-term debt, excluding current installments             44,577         7,225
Deferred income taxes                                       3,523         4,077
      Total liabilities                                   154,910        81,762
Shareholders' equity:
  Preferred stock, $.01 par value; 5,000,000
    shares authorized;no shares issued,
      preferences to be defined when issued                     -             -
  Common stock, $.01 par value; 50,000,000 shares
    authorized;12,483,110 shares and  11,663,015
      shares issued and outstanding                           125           117
  Additional paid-in capital                               87,198        68,083
  Retained earnings                                        50,017        36,770
                                                          137,340       104,970
  Loan to leveraged employee stock ownership plan          (3,367)       (3,835)
      Total shareholders' equity                          133,973       101,135
Commitments and contingencies (notes 4, 7, 8, 10,
  11, 12 and 14)
      Total liabilities and shareholders' equity       $  288,883     $ 182,897

See accompanying notes to consolidated financial statements.

                              F-2


CONSOLIDATED STATEMENTS OF EARNINGS

                                                          Fiscal Year Ended
                                               December 27,  December 28, December 30,

(Dollar amounts in thousands, except per
   share amounts)                                 1997           1996        1995

Net sales                                     $ 1,230,078    $  784,219   $ 664,123
Cost of goods sold                              1,074,154       673,407     568,097
  Gross profit                                    155,924       110,812      96,026
Operating expenses                                132,494        92,227      80,302
  Operating profit                                 23,430        18,585      15,724
Other income (expense):
 Interest expense                                  (1,991)         (627)     (2,727)
 Other, net                                           105           176          14
  Other expense, net                               (1,886)         (451)     (2,713)
  Earnings before income taxes                     21,544        18,134      13,011
Income tax expense                                  8,297         7,145       5,088
  Net earnings                                $    13,247     $  10,989    $  7,923

Weighted average common shares
  outstanding                                      11,960        11,209       9,190
Basic net earnings  per common share          $      1.11     $    0.98    $   0.86

Weighted average common shares and
  potential dilutive common shares
    outstanding                                    12,491        11,686       9,631
Diluted net earnings  per common share        $      1.06     $    0.94     $  0.82

See accompanying notes to consolidated financial statements.

                                  F-3

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                Loan to       Total
                                   Common stock       Additional     Retained  leveraged    shareholders'
(Dollar amounts in thousands)    Shares    Amount   paid-in capital  earnings     ESOP         equity

Balance at December 31, 1994    9,130,593   $ 91      $ 32,626       $ 18,163   $ (4,617)   $  46,263
 Employee stock option,
  incentive and purchase plans
   and related income tax
    benefit                       190,278      2         1,572              -          -        1,574
 Retirement of common stock
  received from exercise of
   employee stock options         (20,865)     -           (26)          (305)         -         (331)
 Principal payments on loan to
  leveraged ESOP                        -      -             -              -        362          362
 Net earnings                           -      -             -           7,923         -        7,923
Balance at December 30, 1995    9,300,006     93        34,172          25,781     (4,255)     55,791
 Proceeds from offering of
  common stock                  2,255,455     23        33,306               -          -      33,329
 Employee stock option,
  incentive and purchase plans
    and related income tax
      benefits                    107,691      1           607               -          -         608
 Principal payments on loan to
  leveraged ESOP                        -      -             -               -        420         420
 Payment for fractional shares
  resulting from 3-for-2 stock
   split                             (137)     -            (2)              -          -          (2)
 Net earnings                           -      -             -           10,989         -      10,989
Balance at December 28, 1996   11,663,015    117        68,083           36,770     (3,835)   101,135
 Issuance of shares for
  acquisitions                    660,827      6        16,509                -          -     16,515
 Employee stock option,
  incentive and purchase plans
   and related income tax
    benefits                      159,268      2         2,606                -          -      2,608
 Principal payments on loan
  to leveraged ESOP                     -      -             -                -        468        468
 Net earnings                           -      -             -           13,247          -     13,247
Balance at December 27,1997    12,483,110  $ 125      $ 87,198        $  50,017   $ (3,367) $ 133,973

See accompanying notes to consolidate financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Fiscal Year Ended
                                            December 27,  December 28, December 30,
(Dollar amounts in thousands)                   1997          1996        1995
Cash flows from operating  activities:
 Net earnings                                 $ 13,247     $ 10,989      $ 7,923
 Adjustments to reconcile net earnings
  to net cash provided by operating
   activities:
    Depreciation and amortization                7,843        5,484        5,319
    ESOP contributions applied to principal
     of ESOP debt                                  468          420          362
    Gain on disposal of property, plant and
     equipment                                     (58)         (53)         (97)
    Deferred income taxes                        1,241           53         (276)
    Gain on insurance settlement                (1,300)           -            -
    Loss on write-off of leasehold improvements  1,287            -            -
    Changes in operating assets and liabilities,
     net of effects of companies acquired:
       Increase in trade accounts and notes
        receivable                              (3,347)     (11,425)      (6,165)
       Increase in inventories                  (6,904)     (10,161)      (6,363)
       (Increase) decrease in prepaid expenses
        and other current assets                  (799)         (74)         546
       Increase in trade accounts payable       11,196       12,551        3,920
       Increase in accrued expenses                933          898        2,089
       Increase in income taxes payable            432        1,239           76
       Total adjustments                        10,992       (1,068)        (589)
       Net cash provided by operating
        activities                              24,239        9,921        7,334
Cash flows from investing activities, net
 of effects of companies acquired:
   Purchases of property, plant and equipment   (8,284)      (9,074)     (13,921)
   Proceeds from sale of property, plant and
     equipment                                     160          196          463
   Net cash paid for acquisitions              (54,631)           -      (22,542)
   Net proceeds from insurance settlement        4,200            -            -
   Increase in intangibles and other assets       (635)        (416)           -
       Net cash used by investing activities   (59,190)      (9,294)     (36,000)
Cash flows from financing activities:
   Increase (decrease) in outstanding checks
     in excess of deposits                       3,929         (896)       5,263
   Net proceeds from (payments on) revolving
     credit facility                            27,183       (1,622)       2,798
   Proceeds from issuance of long-term debt          -            -       22,715
   Principal payments on long-term debt           (673)     (30,722)        (756)
   Net proceeds from stock offering                  -       33,329            -
   Employee stock option, incentive and purchase
    plans and related income tax benefit         2,608          606         1,243
   Net cash provided by financing activities    33,047          695        31,263
Net increase (decrease) in cash                 (1,904)       1,322         2,597
Cash at beginning of year                        5,557        4,235         1,638
Cash at end of year                            $ 3,653      $ 5,557      $  4,235

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____________________________________________________________


December 27, 1997 and December 28, 1996

1.	Description of Business

Performance Food Group Company and subsidiaries (the
"Company") is engaged in the marketing, processing and sale of food and food-related products to the foodservice, or "away-from-home eating," industry. The foodservice industry consists of two major customer types: "traditional" foodservice customers consisting of independent restaurants, hotels, cafeterias, schools, healthcare facilities and other institutions; and "multi-unit chain" customers consisting of regional and national quick-service restaurants and casual dining restaurants. Products and services provided to the Company's traditional and multi-unit chain customers are supported by identical physical facilities, vehicles, equipment, systems and personnel. Most of the Company's customers are located in the Southern, Southwestern, Midwestern and Northeastern United States.

The Company operates through the following subsidiaries and division: Pocahontas Foods, USA, Inc.; Caro Foods, Inc. and subsidiaries ("Caro"); Kenneth O. Lester Company, Inc. ("KOL"); Hale Brothers/Summit, Inc.; Milton's Foodservice, Inc. ("Milton's"); Performance Food Group of Texas, LP ("PFG of Texas"); W.J. Powell Company, Inc. ("Powell"); AFI Food Service Distributors, Inc. ("AFI"); and the B&R Foods division.

The Company uses a 52/53 week fiscal year ending on the Saturday closest to December 31. The fiscal years ended December 27, 1997, December 28, 1996 and December 30, 1995 (all 52 week years) are referred to herein as 1997, 1996 and 1995, respectively.

2.	Summary of Significant Accounting Policies

	(a)	Principles of Consolidation

The consolidated financial statements include the accounts of Performance Food Group Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

	(b)	Revenue Recognition and Receivables

Sales are recognized upon the shipment of goods to the customer. Trade accounts and notes receivable represent receivables from customers in the ordinary course of business. Such amounts are recorded net of the allowance for doubtful accounts in the accompanying consolidated balance sheets. The provision for doubtful accounts recorded by the Company was approximately $331,000, $1,150,000 and $1,762,000 in 1997, 1996 and 1995,
respectively.

(c)	Inventories

The Company values inventory at the lower of cost or market using both the first-in, first-out (FIFO) and last-in, first-out (LIFO) methods. Approximately 8% of the Company's inventories are accounted for using the LIFO method. Inventories consist primarily of food and food-related products.

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

The Company accounts for income taxes under Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for
Income Taxes, which requires the use of the asset and liability method of accounting for deferred income taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts. Future tax benefits, including net operating loss carryforwards, are recognized to the extent that realization of such benefits is more likely than not.

(f)	Intangible Assets

Intangible assets consist primarily of the excess of the purchase price over the fair value of tangible net assets acquired (goodwill) related to purchase business combinations, costs allocated to customer lists, non-competition agreements and deferred loan costs.
 These intangible assets are being amortized on a straight-line basis over their estimated useful lives, which range from 5 to 40 years. Amortization expense on these assets is combined with depreciation expense in these consolidated financial statements.

(g)	Net Earnings Per Common Share

During 1997, the Financial Accounting Standards Board issued
SFAS No. 128, Earnings Per Share, which requires the presentation of both basic and diluted earnings per share. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the weighted average common shares and potential dilutive common shares, calculated using the treasury stock method, outstanding during the period. Potential dilutive common shares consist of options issued under various stock plans described in note 12, which represent dilutive shares in accordance with SFAS No. 128.

	(h)	Stock-Based Compensation

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation. This new accounting standard encourages, but does not require, companies to record compensation costs for stock-based compensation plans using a fair-value based method of accounting for employee stock options and similar equity instruments. The Company has elected to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock (see note 12).

	(i)	Accounting Estimates

The preparation of the consolidated financial statements, in conformity with generally accepted accounting principles, requires management to make estimates that affect the reported amounts of assets, liabilities, sales and expenses. Actual results could differ from those estimates.

(j)	Fair Value of Financial Instruments

SFAS No. 107, Disclosures About Fair Value of Financial
Instruments, requires the disclosure of fair value information regarding financial instruments whether or not recognized on the balance sheet, for which it is practical to estimate that value. At December 27, 1997 and December 28, 1996, the carrying value of cash, trade accounts and notes receivable, outstanding checks in excess of deposits, trade accounts payable and accrued expenses approximate their fair value due to the relatively short maturity of those instruments. The carrying value of the Company's long-term debt approximates fair value due to the variable nature of the interest rate charged on such borrowings.

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

Certain amounts in the 1996 and 1995 consolidated financial statements have been reclassified to conform with the 1997 presentation.

3.	Concentration of Sales and Credit Risk

Two of the Company's customers, Cracker Barrel Old Country
Stores, Inc. ("Cracker Barrel") and Outback Steakhouse, Inc. ("Outback"), account for a significant portion of the Company's consolidated net sales. Net sales to Cracker Barrel accounted for 22%, 30% and 29% of consolidated net sales for 1997, 1996 and 1995, respectively. Net sales to Outback accounted for 16%, 19% and 15% of consolidated net sales for 1997, 1996 and 1995, respectively. At December 27, 1997, amounts receivable from these two customers represented 16% of total trade receivables.

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. As discussed above, a significant portion of the Company's sales and related receivables are generated from two customers. The remainder of the Company's customer base includes a large number of individual restaurants, national and regional chain restaurants and franchises, and other institutional customers. The credit risk associated with trade receivables is minimized by the Company's large customer base and ongoing control procedures which monitor customers' credit worthiness.

4.	Business Combinations

On December 30, 1996, the Company acquired certain net assets of McLane Foodservice-Temple, Inc. ("McLane Foodservice"), which was a wholly-owned subsidiary of McLane Company, Inc., based in Temple, Texas. McLane Foodservice had 1996 net sales of approximately $180 million. The Company operates the former business of McLane Foodservice as PFG of Texas through distribution centers in Temple and Victoria, Texas that provide food and food-related products to traditional foodservice customers as well as multi-unit chain restaurants and vending customers. The purchase price of approximately $30.5 million was financed with proceeds from an existing credit facility. Simultaneous with the closing, the Company also purchased the distribution center located in Victoria, Texas from an independent third party for approximately $1.5 million.

During 1997, the Company completed the acquisitions of a number of foodservice distributors, including the acquisition of Tenneva Foodservice, Inc. ("Tenneva") on April 11, 1997, Central Florida Finer Foods, Inc. ("CFFF") on May 12, 1997, Powell on June 28, 1997 and AFI on October 31, 1997. The operations of Tenneva and CFFF have been combined with the operations of certain of the Company's existing subsidiaries. Collectively, these companies had 1996 net sales of approximately $130 million. The aggregate purchase price of the acquisitions was approximately $39 million, plus the assumption of approximately $12 million of debt. The aggregate purchase price for the acquisitions was financed by issuing 660,827 shares of the Company's commons stock, $7 million of promissory notes due January 2, 1998 and the remainder with proceeds from the Credit Facility. The aggregate consideration payable to the former shareholders of Powell and AFI is subject to increase in certain circumstances.

These acquisitions have been accounted for using the purchase method and, accordingly, the acquired assets and liabilities have been recorded at their estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of tangible net assets acquired was approximately $44.2 million and is being amortized on a straight-line basis over estimated lives ranging from 5 to 40 years.

The consolidated statements of earnings and cash flows reflect the results of these acquired companies from the date of acquisition through December 27, 1997. The unaudited consolidated results of operations on a pro forma basis as though these acquisitions had been consumated as of the beginning of 1996 are as follows (in thousands, except per share amounts):


                                        1997            1996

Net sales                         $  1,314,211       $ 1,074,914
Gross profit                           171,176           155,339
Net earnings                            13,172            11,721
Basic net earnings per common
 share                                    1.06              0.99
Diluted net earnings per common
 share                            $       1.02       $      0.95

The pro forma results are presented for information only and are not necessarily indicative of the operating results that would have occurred had the these acquisitions been consummated as of the above date.

5.	Property, Plant and Equipment

Property, plant and equipment as of December 27, 1997 and December 28, 1996 consist of the following (in thousands):



                                           1997               1996
Land                                    $  3,638            $  3,136
Buildings and building improvements       53,815              41,833
Transportation equipment                  14,408               9,911
Warehouse and plant equipment             22,690              20,398
Office equipment, furniture and fixtures  10,957               8,000
Leasehold improvements                     1,089               3,095
Construction-in-process                    1,770               2,160
                                         108,367              88,533
Less accumulated depreciation and
 amortization                             36,557              32,836

    Property, plant and equipment, net  $ 71,810             $55,697

6.	Supplemental Cash Flow Information (in thousands)


                                                 1997     1996    1995
Cash paid during the year for:
   Interest                                  $  1,816   $   816  $  2,540
   Income taxes                              $  6,583   $ 5,853  $  5,011
Effects of companies acquired:
   Fair value of assets acquired             $101,536   $     -  $ 32,544
   Fair value of liabilities assumed          (30,390)        -   (10,002)
   Stock issued for acquisitions              (16,515)        -         -
   Net cash paid for acquisitions            $ 54,631   $     -  $ 22,542
Non-cash financing activities:
   Retirement of common stock in
     connection with exercise of
       employee stock options                $      -   $     -  $    331

7.  Long-term Debt

    Long-term debt as of December 27, 1997 and December 28, 1996 consists of the following (in thousands):


                                                        1997         1996

Revolving credit facility                            $ 34,284      $ 3,621
Promissory notes payable                                7,278            -
ESOP loan                                               3,367        3,835
Other notes payable                                       337          419
                                                       45,266        7,875
Less current maturities                                   689          650
   Long-term debt, excluding current installments    $ 44,577      $ 7,225

Revolving Credit Facility

The Company has a $50.0 million revolving credit facility (the "Credit Facility") with a commercial bank which expires in February 2001.
The Credit Facility supports up to $5.0 million letters of credit. At December 27, 1997, the Company was contingently liable for outstanding letters of credit of $4.1 million, which reduced amounts available under the Credit Facility. The Credit Facility bears interest at LIBOR plus a spread over LIBOR, which varies based on the ratio of funded debt to total capital. At December 27, 1997, the interest rate on the Credit Facility was 6.14%. The weighted average interest rate for 1997 was 5.71%. The Credit Facility requires the maintenance of certain financial ratios, as defined, regarding debt to tangible net worth, cash flow coverage and current assets to current liabilities. Subsequent to year end, the Company amended the Credit Facility to increase amounts available under the facility to $60.0 million.

Promissory Notes Payable

On October 31, 1997, the Company issued promissory notes to former shareholders of AFI in connection with that purchase business combination (see note 4), which are payable on January 2, 1998. The notes bear interest at the same rate as the Company's Credit Facility. The promissory notes are secured by $7.3 million of letters of credit obtained from a commercial bank. Subsequent to year end, the promissory notes were paid with proceeds from the Credit Facility and, accordingly, are classified as non-current.

ESOP Loan

The Company sponsors a leveraged employee stock ownership plan that was financed with proceeds of a note payable to a commercial bank (the "ESOP loan"). The ESOP loan is secured by the common stock of the Company acquired by the employee stock ownership plan and is guaranteed by the Company. The loan is payable in quarterly installments of $170,000 which includes interest based on LIBOR plus a spread over LIBOR (5.74% at December 27, 1997). The loan matures in 2003.

Maturities of long-term debt are as follows (in thousands):

        1998                            $    689
        1999                               7,894
        2000                                 578
        2001                              34,898
        2002                                 637
        Thereafter                           570
     Total maturities of long-term debt $ 45,266

8. Shareholders' Equity

In March 1996, the Company completed an offering of 2,916,824 shares of common stock, of which the Company sold 2,255,455 shares with the remaining shares sold by selling shareholders. Net proceeds of the offering were approximately $33.3 million, which were used to repay a $30.0 million long term loan and approximately $3.3 million outstanding under a revolving credit facility.

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

In May 1997, the Company's Board of Directors declared a dividend of one Stock Purchase Right (a "Right") per share of the Company's common stock outstanding on May 30, 1997. A Right will also accompany each share of common stock issued subsequent to that date. Each Right, when it first becomes exercisable, entitles the holder to purchase from the Company one-hundredth of one share of Preferred Stock, at an initial exercise price of $100 per one-hundredth of one share.

9. Leases

The Company leases various warehouse and office facilities and certain equipment under long-term operating lease agreements that expire at various dates. At December 27, 1997, the Company is obligated under operating lease agreements to make future minimum lease payments as follows (in thousands):


         1998                              $  8,102
         1999                                 7,796
         2000                                 6,775
         2001                                 5,275
         2002                                 4,479
         Thereafter                          25,821
     Total minimum lease payments          $ 58,248

Total rental expenses for operating leases in 1997, 1996 and 1995 was approximately $9,075,000, $7,900,000 and $6,177,000, respectively.

On September 12, 1997, the Company completed a $42.0 million master operating lease agreement to construct new distribution centers planned to become operational in 1998. Under this agreement, the lessor owns the distribution centers, incurs the related debt to construct the facilities and thereafter leases each facility to the Company. The Company has entered into a commitment to lease each facility for a period beginning upon completion of each property and ending on September 12, 2002, including extensions. Upon the expiration of each lease, the Company has the option to renegotiate the lease, sell the facility to a third party or purchase the facility at its original cost. If the Company does not exercise its purchase options, the Company has significant residual value guarantees of each property. The Company expects the fair value of the properties included in this agreement to eliminate or substantially reduce the Company's exposure under the residual value guarantee. At
December 27, 1997, construction has commenced on one facility with expenditures to date of approximately $1.1 million, which costs have been borne by the lessor. Total expenditures for this facility are anticipated to be approximately $13 million.

10.	Income Taxes

	Income tax expense (benefit) consists of the following (in thousands):

                                        1997     1996      1995

Current:
  Federal                            $ 6,800  $ 6,530   $ 4,874
  State                                  256      562       490
                                       7,056    7,092     5,364


Deferred:
  Federal                              1,174       41      (235)
  State                                   67       12       (41)
                                       1,241       53      (276)
     Total income tax expense        $ 8,297   $ 7,145   $ 5,088

The effective income tax rates for 1997, 1996 and 1995 were 38.5%, 39.4% and 39.1%, respectively. Actual income tax expense differs from the amount computed by applying the applicable U.S. Federal corporate income tax rate to earnings before income taxes as follows (in thousands):


                                                     1997    1996     1995

Federal income taxes computed at statutory rate $ 7,441 $ 6,247 $ 4,454 Increase in income taxes resulting from:
  State income taxes, net of Federal income tax
     benefit                                          210      372      292
  Non-deductible expenses                             135      107       88
  Amortization of goodwill                            164      139      194
  Other, net                                          347      280       60
         Total income tax expense                 $ 8,297  $ 7,145  $ 5,088

                                    F-12
Deferred taxes are recorded based upon the tax effects of differences between the financial statement and tax basis of assets and liabilities and available tax loss carryforwards. Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities at December 27, 1997 and December 28, 1996 are as follows (in thousands):

                                                      1997        1996

Deferred tax assets:
 Allowance for doubtful accounts                   $   945      $  906
 Inventories, principally due to costs
   capitalized for tax purposes in excess
     of those capitalized for financial
        statement purposes                             814         588
 Reserves for incurred but not reported
  self-insurance claims                              1,114        1,343
 State operating loss carryforwards                    551          924
 Other                                                 372          120
        Total gross deferred tax assets              3,796        3,881
 Less valuation allowance                             (258)        (627)
 Net deferred tax assets                             3,538        3,254

Deferred tax liabilities:
 Property, plant and equipment                      (3,513)      (4,337)
 Inventories, due to basis differences
   resulting from acquisitions                      (1,111)           -
 Deferred gain                                      (1,599)           -
 Other                                                (450)        (223)
        Total gross deferred tax liabilities        (6,673)      (4,560)
        Net deferred tax liability                $ (3,135)    $ (1,306)



The net deferred tax liability is presented in the December 27, 1997 and December 28, 1996 consolidated balance sheets as follows
(in thousands):

                                                      1997          1996
Current deferred tax asset                        $    388       $  2,771
Noncurrent deferred tax Liability                   (3,523)        (4,077)
        Net deferred tax liability                $ (3,135)      $ (1,306)

The net change in the valuation allowance was a decrease of $369,000 and $131,000 in 1997 and 1996, respectively, and an increase of $84,000 in 1995. The valuation allowance primarily relates to state net operating loss carryforwards of certain of the Company's subsidiaries. The Company believes the deferred tax assets, net of the valuation allowance, will more likely than not be realized.

                                    F-13


11. Employee Benefits

	(a)	Employee Savings and Stock Ownership Plan

The Company sponsors the Performance Food Group Company Employee Savings and Stock Ownership Plan (the "ESOP"). The ESOP consists of two components: a leveraged employee stock ownership plan and a defined contribution plan covering substantially all full-time employees.

In 1988, the ESOP acquired 1,821,398 shares of the Company's common stock from existing shareholders, which were financed with assets transferred from predecessor plans and the proceeds of the ESOP loan. The Company is required to make contributions to the ESOP equal to the principal and interest amounts due on the ESOP loan. Accordingly, the outstanding balance of the ESOP loan is included in the Company's consolidated balance sheets as a liability with an offsetting amount included as a reduction of shareholders' equity.

The ESOP expense recognized by the Company is equal to the principal portion of the required payments. Interest on the ESOP loan is recorded as interest expense. The Company contributed approximately $680,000 in each of 1997, 1996 and 1995 to the ESOP. These amounts include interest expense on the ESOP loan of approximately $212,000, $260,000 and $318,000 in 1997, 1996 and
1995, respectively. At December 31, 1997, 902,249 shares had been allocated to participant accounts and 541,284 shares were held as collateral for the ESOP loan.

Employees participating in the defined contribution component of the ESOP may elect to contribute from 1% to 10% of their qualified salary under the provisions of Internal Revenue Code Section 401(k). Beginning in 1997, the Company matched one half of the first 3% of employee deferrals under the plan. Total matching contributions in 1997 were $549,000. The Company, at the discretion of its board of directors, may make additional contributions to the ESOP. The Company made no discretionary contributions under the defined contribution portion of the ESOP in 1997, 1996 or 1995.

The Company has also adopted a deferred compensation plan covering certain employee-shareholders who are not eligible to participate in the ESOP. The cost of this plan was approximately
$28,000, $37,000 and $38,000 in 1997, 1996 and 1995,
respectively.

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

12.	Stock Plans

The Company sponsors a number of stock-based compensation
plans which are described below. As discussed in note 2 to the consolidated financial statements, the Company applies APB
Opinion No. 25 in accounting for these plans. Accordingly, no compensation cost has been recognized for its stock option plans and its stock purchase plan. The per share weighted-average fair value of stock options granted in 1997, 1996 and 1995 was $ 10.58, $11.38 and $9.79, respectively, on the date of grant using the Black-Scholes option pricing model with the following assumptions: 1997
- expected dividend yield of 0%, risk free interest rate of 6.14%, volatility 46.5% and an expected life of 7.6 years; 1996 - expected dividend yield of 0%, risk free interest rate of 5.46%, volatility of 47.5% and an expected life of 6.1 years; 1995 - expected dividend yield of 0%, risk free interest rate of 7.45%,




                               F-14

volatility of 58.4% and an expected life of 6.6 years. Had the Company recognized compensation cost in accordance with the provisions of SFAS No. 123, the Company's pro forma net earnings and net earnings per share for 1997, 1996 and 1995 would have been as follows (in thousands, except per share amounts):



                                              1997       1996       1995
Net earnings as reported                  $ 13,247   $ 10,989    $ 7,923
Net earnings pro forma                      12,377     10,383      7,759

Basic net earnings per common share as
 reported                                 $   1.11   $   0.98    $  0.86
Basic net earnings per common share pro
 forma                                        1.03       0.93       0.84

Diluted net earnings per common share as
 reported                                 $   1.06   $   0.94    $  0.82
Diluted net earnings per common share pro
 forma                                        0.99       0.89       0.81

Pro forma net earnings only reflects options granted in 1997, 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the amounts above since compensation cost is recognized over the options' vesting period. Compensation costs for options granted prior to 1995 have not been considered in accordance with SFAS
No. 123.

	(a)	Stock Option and Incentive Plans

The Company sponsors the 1989 Nonqualified Stock Option Plan
(the "1989 Plan"). The options vest ratably per year over a four year period from date of grant. At December 27, 1997, 480,641 options were outstanding, all of which were exercisable. No grants have been made under the 1989 Plan after July 21, 1993.

The Company sponsors the 1993 Outside Directors Stock Option
Plan (the "Directors Plan"). A total of 105,000 shares have been authorized in the Directors Plan. The Directors Plan provides for an initial option grant to each director of the Company who is not also an employee of the Company to purchase 5,250 shares and an annual option grant to purchase 2,500 shares at the then current market price. Options granted under the Directors Plan totaled 7,500 in 1997 and 4,500 in 1996 and 1995. These options vest one year from the date of grant. At December 27, 1997, 36,750 options were outstanding, of which 29,250 were exercisable.

The Company also sponsors the 1993 Employee Stock Incentive
Plan (the "1993 Plan") that provides for the award of up to
1,125,000 shares of common stock to officers, key employees and
consultants of the Company.   Awards under the 1993 Plan may be
in the form of stock options, stock appreciation rights, restricted stock, deferred stock, stock purchase rights or other stock-based awards. The terms of grants under the 1993 Plan are established at the date of grant. No grants of common stock or related rights were made in 1997, 1996 or 1995. Stock options granted under the 1993 Plan totaled 122,100, 295,771 and 141,000 for 1997, 1996 and
1995, respectively. Options granted in 1997 and 1996 vest four years from the date of the grant. Options granted in 1995 vest ratably over a four year period from the date of the grant. At December 27, 1997, 533,248 options were outstanding, of which 59,557 were exercisable.



                              F-15


The following table summarizes the transactions pursuant to the Company's stock option plans for the three-year period ended
December 27, 1997:





                                          Number of            Option Price
                                            Shares               Per Share
Outstanding at December 31, 1994           818,187       $  3.67  to  $14.17
                  Granted                  145,500         10.00  to   16.00
                  Exercised               (137,764)         3.67  to   13.17
                  Canceled                 (21,719)         3.67  to   13.17
Outstanding at December 30, 1995           804,204       $  3.67  to  $16.00
                  Granted                  300,271         14.50  to   18.33
                  Exercised                (66,579)         3.67  to   10.00
                  Canceled                 (21,734)         6.05  to   14.50
Outstanding at December 28, 1996         1,016,162       $  3.67  to  $18.33
                  Granted                  129,600         15.56  to   21.00
                  Exercised                (86,972)         3.67  to   14.50
                  Canceled                  (8,151)         6.05  to   16.50
Outstanding at December 27, 1997         1,050,639       $  3.67  to  $21.00

The following table summarizes information about stock option outstanding at December 27, 1997:


                               Weighted
                   Options      Average     Weighted   Options     Weighted
                 Outstanding   Remaining     Average  Exercisable  Average
Range of         at Dec. 27,  Contractual   Exercise  at Dec. 27,  Exercise
Exercise Price       1997        Life         Price      1997       Price

$ 3.67 - $ 6.05    480,641        2.87     $  4.83      480,641    $ 4.83
$ 7.83 - $14.50    428,698        7.75       12.99       82,807     10.21
$15.56 - $21.00    141,300        9.50       17.86        6,000     17.75

                 1,050,639                              569,448



 (b)	    Employee Stock Purchase Plan

The Company maintains the Performance Food Group Employee
Stock Purchase Plan (the "Stock Purchase Plan"), which permits eligible employees to invest by means of periodic payroll deductions in the Company's common stock at 85% of the lesser of the market price or the average market price as defined in the plan document. A total of 262,500 shares have been authorized for the Stock Purchase Plan. At December 27, 1997, subscriptions were outstanding for approximately 26,000 shares at $18.94 per share under the Stock Purchase Plan.

13.	Related Party Transactions

The Company leases land and buildings from certain shareholders and members of their families. The Company made lease payments of approximately $604,000, $933,000 and $819,000 in 1997, 1996 and 1995, respectively. The Company believes the terms of these leases are no less favorable than those which would have been obtained from unaffiliated parties.

In addition, the Company paid approximately $294,000, $1,261,000 and $1,322,000 in 1997, 1996 and 1995, respectively, to a company which is owned by a shareholder of the Company and a member of his family, for transportation services.

                                 F-16

14.	Contingencies

	The Company is engaged in various legal proceedings which have arisen in the normal course of business, but have not been fully adjudicated. In the opinion of management, the outcome of these proceedings will not have a material adverse effect on the Company's consolidated financial condition or results of operations.

Independent Auditors' Report on Financial Statement Schedule



The Board of Directors
Performance Food Group Company:

Under date of February 9, 1998, we reported on the consolidated balance sheets of Performance Food Group Company and subsidiaries as of December 27, 1997 and December 28, 1996, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the fiscal years in the three-year period ended December 27, 1997, as contained in the 1997 annual report to shareholders. These consolidated financial statements and our report thereon are included in the 1997 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management.
Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basiC consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                 /s/ KPMG PEAT MARWICK LLP


Richmond, Virginia
February 9, 1998

	SCHEDULE II

               	PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES

                      	VALUATION AND QUALIFYING ACCOUNTS
                               	(in thousands)



                      Beginning                                        Ending
                       Balance          Additions         Deductions  Balance
                      _______________________________________________________
                                Charged to    Charged to
                                Expense      Other Accounts


Allowance for Doubtful
  Accounts
  December 30, 1995      $887     $1,762          $349         $1,229  $1,769

  December 28, 1996    $1,769     $1,150             -           $619  $2,300

  December 27, 1997    $2,300       $331          $648           $599  $2,680

                                     Exhibit Index


Exhibit
Number				Description


10.37	- - 	Second Amendment to Revolving Credit Agreement dated
                December 15, 1997 by and among
                Performance Food Group Company and First Union National
                Bank.

10.38   --      Form of Change in Control Agreement dated October 29, 1997 with Blake P. Auchmoody, John Austin, Roger L. Boeve,
                John R. Crown, Charles M. Gray, Thomas Hoffman, Mark
                Johnson, Ken Peters, Robert C. Sledd and David W. Sober.


10.39   --      Form of Change in Control Agreement dated October 29, 1997 with certain key executives.

21      - -     List of Subsidiaries

23.1  - - 	Consent of Independent Auditors.

27   	- -	Financial Data Schedule (SEC use only)