Form 10-Q
period 1998-03-28
PERFORMANCE FOOD GROUP CO
filed 1998-05-11
CIK 908254

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED MARCH 28, 1998

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


          __  X ___  Yes                       ____  No


As of May _8_, 1998, _12520098_ shares of the Registrant's Common Stock were outstanding.

Independent Accountants' Review Report




The Board of Directors and Shareholders
Performance Food Group Company:


We have reviewed the accompanying condensed consolidated balance sheet of Performance Food Group Company and subsidiaries as of March 28, 1998, and the related condensed consolidated statements of earnings and cash flows for the three-month periods ended March 28, 1998 and March 29, 1997. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Performance Food Group
Company and subsidiaries as of December 27, 1997, and the related consolidated statements of earnings, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 9, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 27, 1997 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                        KPMG PEAT MARWICK LLP


Richmond, Virginia
April 24, 1998






                        PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements.

         PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                                (In thousands)

                                                       March 28,   December 27,
                                                        1998          1997
                                                     (Unaudited)

Assets
    Current assets:
     Cash                                             $   5,224     $   3,653
     Trade accounts and notes receivable, net            80,232        80,054
     Inventories                                         73,503        72,951
     Other current assets                                 2,944         2,936

         Total current assets                           161,903       159,594

     Property, plant and equipment, net                  73,327        71,810
     Intangible assets, net                              55,257        55,697
     Other assets                                         1,696         1,782

        Total assets                                  $ 292,183     $ 288,883

Liabilities and Shareholders' Equity
    Current liabilities:
     Outstanding checks in excess of deposits         $  19,030     $  19,859
     Current installments of long-term debt                 687           689
     Accounts payable                                    77,601        67,455
     Other current liabilities                           20,423        18,807

        Total current liabilities                       117,741       106,810

    Long-term debt, excluding current installments       33,724        44,577
    Deferred income taxes                                 3,523         3,523

        Total liabilities                               154,988       154,910

    Shareholders' equity                                137,195       133,973

        Total liabilities and shareholders' equity    $ 292,183     $ 288,883

See accompanying notes to unaudited condensed consolidated financial statements.


            PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES

         Condensed Consolidated Statements of Earnings (Unaudited)
                 (In thousands, except per share amounts)


                                                     Three Months Ended
                                                     March 28,     March 29,
                                                       1998          1997


Net sales                                       $  353,482      $  268,537
Cost of goods sold                                 308,682         233,760
   Gross profit                                     44,800          34,777
Operating expenses                                  39,887          30,619
   Operating profit                                  4,913           4,158
Other income (expense):
 Interest expense                                     (757)           (513)
 Other, net                                             14              80
   Other expense, net                                 (743)           (433)
   Earnings before income taxes                      4,170            3,725
Income tax expense                                   1,605            1,454
   Net earnings                                 $    2,565       $    2,271


Basic net earnings per common share             $     0.21       $     0.19

Weighted average common shares outstanding          12,495           11,675

Diluted net earnings per common share           $     0.20       $     0.19

Weighted average common shares and
potential dilutive common shares outstanding        13,024           12,166


See accompanying notes to unaudited condensed consolidated financial statements.


               PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES

      Condensed Consolidated Statements of Cash Flows (Unaudited)
                                (In thousands)

                                                      Three Months Ended
                                                   March 28,    March 29,
                                                    1998          1997
Cash flows from operating activities:
  Net earnings                                  $  2,565       $  2,271
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
     Depreciation and amortization                 2,319          1,750
     ESOP contributions applied to principal
      of ESOP debt                                   122            117
     Gain on disposal of property, plant and
      equipment                                      (72)             -
     Gain on insurance settlement                      -         (1,300)
     Loss on writedown of leasehold improvements       -          1,287
     Changes in operating assets and liabilities,
      net of effects of companies purchased       11,024          6,945

      Net cash provided by operating activities   15,958         11,070

Cash flows from investing activities:
  Purchases of property, plant and equipment      (3,738)        (2,360)
  Proceeds from sale of property, plant and
   equipment                                         455             29
  Net cash paid for acquisitions                       -        (31,965)
  Net proceeds from insurance settlement               -          4,200
  (Increase) decrease in intangibles and other
    assets                                            45            (48)

      Net cash used by investing activities       (3,238)       (30,144)

Cash flows from financing activities:
  Decrease in outstanding checks in excess of
   deposits                                         (829)        (1,267)
  Net borrowings (payments) on revolving credit
   facility                                       (3,408)        20,906
  Principal payments on long-term debt            (7,447)          (160)
  Stock option, incentive and employee stock
   purchase plans                                    535            371

      Net cash (used) provided by financing
        activities                               (11,149)        19,850

Net increase in cash                               1,571            776
Cash at beginning of period                        3,653          5,557
Cash at end of period                          $   5,224      $   6,333

See accompanying notes to unaudited condensed consolidated financial statements.

                PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES

        Notes to Unaudited Condensed Consolidated Financial Statements
                        March 28, 1998 and March 29, 1997

1.	 Basis of Presentation

	The accompanying condensed consolidated financial statements of Performance Food Group Company and subsidiaries (the "Company") are unaudited, with the exception of the December 27, 1997 condensed consolidated balance sheet, which was derived from the audited consolidated balance sheet in the Company's latest annual report on Form 10-K. The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting, and in accordance with Rule 10-01 of Regulation S-X.

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

	On December 30, 1996, the Company acquired certain net assets of McLane Foodservice-Temple, Inc. ("McLane Foodservice"), a wholly-owned subsidiary of McLane Company, Inc., based in Temple, Texas. McLane Foodservice had 1996 net sales of approximately $180 million. The Company operates the former business of McLane
Foodservice as Performance Food Group of Texas, LP ("PFG of Texas") through distribution centers in Temple and Victoria, Texas that provide food and food-related products to traditional foodservice customers as well as multi-unit chain restaurants and vending customers. The purchase price of approximately $30.5 million was financed with proceeds from an existing credit facility. Simultaneous with the closing, the Company also purchased the distribution center located in Victoria, Texas from an independent third party for approximately $1.5 million.

	During 1997, the Company completed the acquisitions of a number of foodservice distributors, including the acquisition of Tenneva Foodservice, Inc. ("Tenneva") on April 11, 1997, Central Florida Finer Foods, Inc. ("CFFF") on May 12, 1997, W. J. Powell Company
("Powell") on June 28, 1997 and AFI Food Service Distributors, Inc. ("AFI") on October 31, 1997. The operations of Tenneva and CFFF have been combined with the operations of certain of the Company's existing subsidiaries. Collectively, these companies had 1996 net sales of approximately $130 million. The aggregate purchase price of the acquisitions was approximately $39 million, plus the assumption of approximately $12 million of debt. The aggregate purchase price for the acquisitions was financed by issuing 660,827 shares of the Company's common stock, $7 million of promissory notes due January 2, 1998 and the remainder with proceeds from an existing credit facility. The aggregate consideration payable to the former shareholders of Powell and AFI is subject to increase in certain circumstances.

	These acquisitions have been accounted for using the purchase method and, accordingly, the acquired assets and liabilities have been recorded at their estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of tangible net assets acquired in these acquisitions was approximately $44.2 million and is being amortized on a straight-line basis over estimated lives ranging from 5 to 40 years. The consolidated statements of earnings and cash flows reflect the results of these acquired companies from the date of acquisition through March 28, 1998.

3.  Supplemental Cash Flow Information

                                                  Three Months Ended
    (amounts in thousands)
                                                March 28,     March 29,
                                                  1998          1997

Cash paid during the period for:
  Interest                                      $    748      $   369
  Income taxes                                  $    693      $   380

Effects of purchase of companies:
  Fair value of assets acquired, inclusive
   of intangibles of $8,666                     $      -      $40,327
  Liabilities assumed                                  -       (8,362)
      Net cash paid for acquisitions            $      -      $31,965

4.  Subsequent Event

	On May 8, 1998, the Company issued $50.0 million of unsecured 6.77% Senior Notes due May 8, 2010 in a private placement. Proceeds of the issue were used to repay amounts outstanding under an existing credit facility and for general corporate purposes.


Item 2.	Management's Discussion and Analysis of Financial
        Condition and Results of Operations.

General

	The Company derives its revenue primarily from the sale of food and food-related products to the foodservice, or "away-from home eating," industry. The foodservice industry consists of two major customer types: "traditional" foodservice customers, consisting of independent restaurants, hotels, cafeterias, schools, healthcare facilities and other institutional customers and "multi-unit chain" customers, consisting of regional and national quick-service restaurants and casual dining restaurants. Products and services provided to the Company's traditional and multi-unit chain customers are supported by identical physical facilities, vehicles, equipment, systems and personnel. The principal components of the Company's expenses include cost of goods sold, which represents the amount paid to manufacturers and growers for products sold, and operating expenses, which include primarily labor-related expenses, delivery costs and occupancy expenses.

Results of Operations

The following table sets forth, for the periods indicated, the components of the condensed consolidated statements of earnings expressed as a percentage of net sales:

                                              Three Months Ended
                                             March 28,   March 29,
                                              1998        1997

Net sales                                     100.0 %    100.0 %
Cost of goods sold                             87.3       87.0
 Gross profit                                  12.7       13.0
Operating expenses                             11.3       11.4
 Operating profit                               1.4        1.6
Other expense, net                              0.2        0.2
 Earnings before income taxes                   1.2        1.4
Income tax expense                              0.5        0.5
 Net earnings                                   0.7 %      0.9 %

Comparison of Periods Ended March 28, 1998 to March 29, 1997.

	Net sales increased 31.6% to $353.5 million for the three months ended March 28, 1998 (the "1998 quarter") from $268.5 million for the three months ended March 29, 1997 (the "1997 quarter"). Net sales in the Company's existing operations increased 19% over the 1997 quarter while acquisitions contributed the remaining 13% of the Company's total sales growth. Inflation amounted to approximately 1% for the 1998 quarter.

	Gross profit increased 28.8% to $44.8 million in the 1998 quarter from $34.8 million in the 1997 quarter. Gross profit margin decreased to 12.7% in the 1998 quarter compared to 13.0% in the 1997 quarter. The decline in gross profit margin was due primarily to the following factors. Sales increased during 1998 to certain of the Company's large multi-unit chain customers which generally are higher-volume, lower gross-margin accounts but also allow for more efficient deliveries and use of capital, resulting in lower operating expenses. In addition, the Company's gross profit margin was impacted by the renegotiation of its distribution agreement with its largest multi-unit customer in early 1997.

	Operating expenses increased 30.3% to $39.9 million in the 1998 quarter compared with $30.6 million in the 1997 quarter. As a percentage of net sales, operating expenses declined to 11.3% in the 1998 quarter from 11.4% in the 1997 quarter. The decrease in operating expenses as a percent of net sales primarily reflects better use of the Company's facilities at the increased level of sales and the continued shift in mix of sales to certain of the Company's rapidly growing multi-unit chain customers discussed above. These improvements in utilization were offset in part by increased labor costs including recruiting and training additional personnel, primarily in the transportation area which is an integral part of the Company's distribution service. The Company expects these increased labor costs to continue for the next several quarters. The Company leased a 75,000 square foot distribution center in Belcamp, Maryland to service the continued growth of certain of the Company's multi-unit chain customers, which became operational in February 1997. The Company incurred certain start-up expenses for this facility in the 1997 quarter. Additionally, the Company intends to expand certain of its distribution centers that support its rapidly growing multi-unit chain customers during 1998.

	Operating profit increased 18.1% to $4.9 million in the 1998 quarter from $4.2 million in the 1997 quarter. Operating profit margin declined to 1.4% for the 1998 quarter from 1.6% for the 1997 quarter.

	Other expense increased to $743,000 in the 1998 quarter from $433,000 in the 1997 quarter. Other expense includes interest expense, which increased to $757,000 in the 1998 quarter from $513,000 in the 1997 quarter. The increase in interest expense is due to higher debt levels during the 1998 quarter as a result of the Company's various acquisitions. Other expense during the 1997 quarter also includes a $1.3 million gain from insurance proceeds related to covered assets at one of the Company's processing and distribution facilities which offset a $1.3 million writedown of certain leasehold improvements associated with the termination of the lease on one of the Company's distribution facilities.

	Income tax expense increased to $1.6 million in the 1998 quarter from $1.5 million in the 1997 quarter, as a result of higher pre-tax earnings. As a percentage of earnings before income taxes, the provision for income taxes was 38.5% and 39.0% for the 1998 and 1997 quarters, respectively.

	Net earnings increased 12.9% to $2.6 million in the 1998 quarter compared to $2.3 million in the 1997 quarter. As a percentage of net sales, net earnings decreased to 0.7% in the 1998 quarter versus 0.9% in the 1997 quarter.

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

	Cash provided by operating activities was $16.0 million and $11.1 million for the 1998 and 1997 quarters, respectively. The increase in cash provided by operating activities resulted primarily from higher net earnings and increased levels of trade payables.

	Cash used by investing activities was $3.2 million and $30.1 million for the 1998 and 1997 quarters, respectively. Investing activities consist primarily of additions to and disposals of property, plant and equipment and the acquisition of businesses. The Company's total capital expenditures for the 1998 quarter were $3.7 million including approximately $1.8 million for expansion of the customized distribution centers in Lebanon, Tennessee, Dallas, Texas and Gainesville, Florida.
The Company anticipates that its total capital expenditures, other than for acquisitions, for fiscal 1998 will be approximately $20 million.
Investing activities during the 1997 quarters also included $32.0 million expended for the acquisition of PFG of Texas, net of cash on hand, and $4.2 million of insurance proceeds received to cover losses associated with one of the Company's processing and distribution facilities.

	Cash flows used by financing activities was $11.1 million in the 1998 quarter and provided by financing activities was $19.9 million for the 1997 quarter. Cash flows in the 1998 period included net repayments on a revolving credit facility ("Credit Facility") of $3.4 million, net of the repayment of $7.3 million of promissory notes used to finance the acquisition of AFI. Cash flows in the 1997 quarter included net borrowings on the Credit Facility of $20.9 million which included the $32.0 million acquisition of PFG of Texas, net of $11.1 million of repayments as a result of the reduced working capital needs.

	The Company has $60.0 million of borrowing capacity under its Credit Facility with a commercial bank which expires in February 2001. Approximately $30.9 million was outstanding under the Credit Facility at March 28, 1998. The Credit Facility also supports up to $5.0 million of letters of credit. At March 28, 1998, the Company was contingently liable for $4.2 million of outstanding letters of credit which reduce amounts available under the Credit Facility. At March 28, 1998, the Company had $24.9 million available under the Credit Facility. The
Credit Facility bears interest at LIBOR plus a spread over LIBOR, which varies based on the ratio of funded debt to total capital. At March 28, 1998, the Credit Facility bore interest at 5.86%. Additionally, the Credit Facility requires the maintenance of certain financial ratios, as defined, regarding debt to tangible net worth, cash flow coverage and current assets to current liabilities.

	On September 12, 1997, the Company completed a $42.0 million master operating lease agreement to construct or purchase four distribution centers planned to become operational in 1998. Under this agreement, the lessor owns the distribution centers, incurs the related debt to construct the facilities and thereafter leases each facility to the Company. The Company has entered into a commitment to lease each facility for a period beginning upon the completion of each facility and ending on September 12, 2002, including extensions. Upon the expiration of each lease, the Company has the option to renegotiate the lease, sell the facility to a third party or to purchase the facility at its original cost. If the Company does not exercise its purchase options, the Company has significant residual value guarantees of each property. The Company expects the fair value of the properties included in this agreement to eliminate or substantially reduce the Company's exposure
under the residual value guarantee.   At March 28, 1998, construction has
commenced on two facilities with expenditures to date of approximately
$3.5 million.

On May 8, 1998, the Company issued $50.0 million of unsecured
6.77% Senior Notes due May 8, 2010 in a private placement. Proceeds of the issue were used to repay amounts outstanding under the Credit Facility and for general corporate purposes.

Business Combinations

On December 30, 1996, the Company acquired certain net assets of McLane Foodservice-Temple, Inc. ("McLane Foodservice"), a wholly-owned subsidiary of McLane Company, Inc., based in Temple, Texas. McLane Foodservice had 1996 net sales of approximately $180 million. The Company operates the former business of McLane
Foodservice as Performance Food Group of Texas, LP ("PFG of Texas") through distribution centers in Temple and Victoria, Texas that provide food and food-related products to traditional foodservice customers as well as multi-unit chain restaurants and vending customers. The purchase price of approximately $30.5 million was financed with proceeds from an existing credit facility. Simultaneous with the closing, the Company also purchased the distribution center located in Victoria, Texas from an independent third party for approximately $1.5 million.

During 1997, the Company completed the acquisitions of a number of foodservice distributors, including the acquisition of Tenneva on April 11, 1997, CFFF on May 12, 1997, Powell on June 28, 1997 and
AFI on October 31, 1997. The operations of Tenneva and CFFF have been combined with the operations of certain of the Company's existing subsidiaries. Collectively, these companies had 1996 net sales of approximately $130 million. The aggregate purchase price of the acquisitions was approximately $39 million, plus the assumption of approximately $12 million of debt. The aggregate purchase price for the acquisitions was financed by issuing 660,827 shares of the Company's common stock, $7 million of promissory notes due January 2, 1998 and the remainder with proceeds from an existing credit facility. The aggregate consideration payable to the former shareholders of Powell and AFI is subject to increase in certain circumstances.

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

Recently Issued Accounting Pronouncements

	During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130,
Reporting Comprehensive Income, and SFAS No. 131, Disclosures
About Segments of an Enterprise and Related Information, which are effective for periods beginning after December 15, 1997. The impact of these accounting pronouncements is not expected to have a material impact on the Company's financial position or results of operations.


                      PART II - OTHER INFORMATION



Item 4.	Submission of Matters to a Vote of Security Holders.

        No matters were submitted to a vote of security holders during the quarter ended March 28, 1998.


Item 6. Exhibits and Reports on Form 8-K.

        (a.)  Exhibits:

                10.35 Amendment No. 3 to Revolving Credit Agreement dated as of July 8, 1996 by and among Performance Food Group Company and First Union National Bank.

                15 Letter regarding unaudited financial information from KPMG Peat Marwick LLP.

                27      Financial Data Schedule (SEC only)

                27.1    Financial Data Schedule (SEC only)

        (b.) No reports on Form 8-K were filed during the quarter ended March 28, 1998.




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


Date:  May __11___, 1998