Form 10-Q
period 1998-06-27
PERFORMANCE FOOD GROUP CO
filed 1998-08-11
CIK 908254

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED JUNE 27, 1998

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


                     _ X__  Yes  ____ No


As of August 7, 1998, 12,549,275 shares of the Registrant's
Common Stock were outstanding.

Independent Accountants' Review Report



The Board of Directors and Shareholders
Performance Food Group Company:


We have reviewed the accompanying condensed consolidated balance sheet of Performance Food Group Company and subsidiaries as of June
27, 1998, and the related condensed consolidated statements of earnings for the three-month and six-month periods ended June 27, 1998 and June 28, 1997, and the condensed consolidated statements of cash flows for the six-month periods ended June 27, 1998 and June 28, 1997. These condensed consolidated financial statements are the responsibility of the Company's management.

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

                                                /s/ KPMG Peat Marwick LLP


Richmond, Virginia
July 24, 1998

PART I - FINANCIAL INFORMATION

Item 1         Financial Statements.

      	 PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES

                       Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                  June 27,    December 27,
                                                    1998         1997
                                                (Unaudited)
Assets

 Current assets:
  Cash                                         $     4,756   $     3,653
  Trade accounts and notes receivable, net          80,689        80,054
  Inventories                                       75,693        72,951
  Other current assets                               2,797         2,936

         Total current assets                      163,935       159,594

  Property, plant and equipment, net               81,222         71,810
  Intangible assets, net                           74,105         55,697
  Other assets                                      1,827          1,782

         Total assets                          $  321,089     $  288,883

Liabilities and Shareholders' Equity

 Current liabilities:
  Outstanding checks in excess of deposits     $   21,401     $   19,859
  Current installments of long-term debt              551            689
  Accounts payable                                 74,615         67,455
  Other current liabilities                        22,621         18,807

         Total current liabilities                119,188        106,810

 Long-term debt, excluding current installments    56,685         44,577
 Deferred income taxes                              3,523          3,523

         Total liabilities                        179,396        154,910

 Shareholders' equity                             141,693        133,973

          Total liabilities and shareholders'
            equity                              $ 321,089     $  288,883

See accompanying notes to unaudited condensed consolidated financial statements.




                 PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES

           Condensed Consolidated Statements of Earnings (Unaudited)
                    (In thousands, except per share amounts)

[CAPTION]

                                   Three Months Ended         Six Months Ended
                                  June 27,     June 28,      June 27,   June 28,
                                   1998          1997          1998      1997
Net sales                        $ 388,671   $ 292,765     $ 742,153   $ 561,302
Cost of goods sold                 339,228     256,547       647,910     490,307
       Gross profit                 49,443      36,218        94,243      70,995
Operating expenses                  41,838      29,846        81,725      60,465
       Operating profit              7,605       6,372        12,518      10,530
Other income (expense):
    Interest expense                  (825)       (358)       (1,582)       (871)
    Other, net                          43         104            57         184
       Other expense, net             (782)       (254)       (1,525)       (687)
       Earnings before income taxes  6,823       6,118        10,993       9,843
Income tax expense                   2,627       2,346         4,232       3,800
       Net earnings               $  4,196     $ 3,772     $   6,761    $  6,043


Basic net earnings per common
  share                           $   0.33     $  0.32     $    0.54    $   0.52

Weighted average common shares
  outstanding                       12,536      11,716        12,516      11,696

Diluted net earnings per common
  share                           $   0.32     $  0.31     $    0.52     $  0.50

Weighted average common shares
  and potential dilutive common
    shares outstanding              13,051      12,249        13,025      12,195

See accompanying notes to unaudited condensed consolidated financial statements.

                PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES

            Condensed Consolidated Statements of Cash Flows (Unaudited)
                                (In thousands)

[CAPTION]

                                                           Six Months Ended
                                                          June 27,   June 28,
                                                            1998        1997
Cash flows from operating activities:
     Net earnings                                         $    6,761  $    6,043
     Adjustments to reconcile net earnings to net cash
      provided by operating activities:
       Depreciation and amortization                           4,868       3,404
       ESOP contributions applied to principal of
         ESOP debt                                               245         232
       (Gain) loss on disposal of property, plant and equip      (76)          2
       Gain on insurance settlement                                -      (1,300)
       Loss on write-off of leasehold improvements                 -       1,287
       Changes in assets and liabilities, net of
        effects of companies purchased                         7,711       3,902

            Net cash provided by operating activities         19,509      13,570

Cash flows from investing activities:
     Purchases of property, plant and equipment              (13,087)     (4,121)
     Proceeds from sale of property, plant and equipment         515          51
     Net cash paid for acquisitions                          (19,948)    (32,690)
     Net proceeds from insurance settlement                        -       4,200
     Increase in intangibles and other assets                   (112)        (11)

            Net cash used by investing activities            (32,632)    (32,571)

Cash flows from financing activities:
     Decrease in outstanding checks in excess of deposits      1,542       4,294
     Net borrowings (payments) on note payable to banks      (30,280)     13,689
     Repayment of promissory notes                            (7,278)          -
     Issuance of long-term debt                               50,000           -
     Principal payments on long-term debt                       (472)       (319)
     Stock option, incentive and employee stock purchase plans   714         596

            Net cash provided by financing activities         14,226      18,260

Net increase (decrease) in cash                                1,103        (741)
Cash at beginning of period                                    3,653       5,557
Cash at end of period                                      $   4,756    $  4,816

See accompanying notes to unaudited condensed consolidated financial statements.

                PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES

         Notes to Unaudited Condensed Consolidated Financial Statements
                        June 27, 1998 and June 28, 1997

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

	On June 1, 1998, the Company acquired certain assets related to the group and chemicals business of Affiliated Paper Companies, Inc. ("APC Group"), a privately owned marketing organization based in Tuscaloosa, Alabama. APC Group provides procurement and merchandising services for a variety of paper, disposable and sanitation supplies to more than 300 independent distributors. The purchase price of approximately $20 million was financed with proceeds from an existing credit facility. The aggregate consideration payable to the former shareholders of APC
Group is subject to increase in certain circumstances.

	These acquisitions have been accounted for using the purchase method and, accordingly, the acquired assets and liabilities have been recorded at their estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of tangible net assets acquired in these acquisitions was approximately $63.4 million and is being amortized on a straight-line basis over estimated lives ranging from 5 to 40 years. The consolidated statements of earnings and cash flows reflect the results of these acquired companies from the date of acquisition through June 27, 1998.

3.  Long-term Debt

	On May 8, 1998, the Company issued $50.0 million of unsecured 6.77% Senior Notes due May 8, 2010 in a private placement. Proceeds of the issue were used to repay amounts outstanding under an existing credit facility and for general corporate purposes.

4.  Supplemental Cash Flow Information

                                           Six Months Ended
(amounts in thousands)                  June 27,     June 28,
                                         1998         1997

Cash paid during the period for:
 Interest                            $  1,245      $    754
 Income taxes                        $  5,126      $  3,171

Effects of purchase of companies:
 Fair value of assets acquired,
   inclusive of intangibles of
    $19,200 and $9,261               $ 21,161      $ 41,052
  Liabilities assumed                  (1,213)       (8,362)
    Net cash paid for acquisitions   $ 19,948      $ 32,690


5.  Subsequent Event

	On July 27, 1998, the Company acquired certain net assets of the Virginia Foodservice Group ("VFG"), a division of a privately owned broadline distributor based in Richmond, Virginia. VFG had 1997 net sales of approximately $45 million, consisting primarily of traditional foodservice customers.

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

Results of Operations

The following table sets forth, for the periods indicated, the components of the condensed consolidated statements of earnings expressed as a percentage of net sales:

                                Three Months Ended     Six Months Ended
                                June 27,   June 28,   June 27,  June 28,
                                 1998       1997        1998      1997

Net sales                       100.0 %    100.0 %     100.0 %  100.0 %
Cost of goods sold               87.3       87.6        87.3     87.4
  Gross profit                   12.7       12.4        12.7     12.6
Operating expenses               10.7       10.2        11.0     10.7
  Operating profit                2.0        2.2         1.7      1.9
Other expense, net                0.2        0.1         0.2      0.1
  Earnings before income taxes    1.8        2.1         1.5      1.8
Income tax expense                0.7        0.8         0.6      0.7
  Net earnings                    1.1 %      1.3 %       0.9 %    1.1 %

Comparison of Periods Ended June 27, 1998 to June 28, 1997.

   Net sales increased 32.8% to $388.7 million for the three months ended June 27, 1998 (the "1998 quarter") from $292.8 million for the three months ended June 28, 1997 (the "1997 quarter"). Net sales increased 32.2% to $742.2 million for the six months ended June 27, 1998 (the
"1998 period") from $561.3 million for the six months ended June 28, 1997 (the "1997 period"). Net sales in the Company's existing operations increased 19% over both the 1997 quarter and period while acquisitions contributed the remaining 14% and 13% of the Company's total sales growth for the quarter and period, respectively. Inflation amounted to less than 1% for the 1998 quarter and period.

	Gross profit increased 36.5% to $49.4 million in the 1998 quarter from $36.2 million in the 1997 quarter. Gross profit increased 32.7% to $94.2 million in the 1998 period from $71.0 million in the 1997 period. Gross profit margin increased to 12.7% in the 1998 quarter and period compared to 12.4% in the 1997 quarter and 12.6% in the 1997 period.
The increase in gross profit margin was due primarily to the following factors. During the second half of 1997 and 1998, the Company acquired three distribution and merchandising companies that have higher gross margins than certain of the Company's subsidiaries due to their sales mix of more traditional foodservice customers. Therefore, while internal sales growth during 1998 with certain of the Company's large multi-unit chain customers, which are generally higher-volume, lower gross margin accounts, grew at approximately 26%; sales to the Company's traditional foodservice customers grew at approximately 36% inclusive of acquisitions. Sales also grew internally in the Company's produce processing operations approximately 60% during 1998, which generally have comparable margins to the Company's traditional foodservice divisions. These factors that improved gross margin were partially offset by the Company's renegotiation of its distribution agreement with its largest multi-unit customer in early 1997.

	Operating expenses increased 40.2% to $41.8 million in the 1998 quarter compared with $29.8 million in the 1997 quarter. Operating expenses increased 35.2% to $81.7 million in the 1998 period from $60.5 million in the 1997 period. As a percentage of net sales, operating expenses increased to 10.7% in the 1998 quarter from 10.2% in the 1997 quarter and to 11.0% in the 1998 period from 10.7% in the 1997 period. The increase in operating expenses as a percent of net sales primarily reflects increased labor costs including recruiting and training additional personnel, primarily in the transportation and warehouse areas which are an integral part of the Company's distribution service. These increased labor costs may continue depending upon economic and labor conditions in the Company's various markets in which it operates. The Company leased a 75,000 square foot distribution center in Belcamp, Maryland to service the continued growth of certain of the Company's multi-unit chain customers, which became operational in February 1997. The
Company incurred certain start-up expenses for this facility in the 1997 period. Additionally, the Company intends to expand certain of its distribution centers during the second half of 1998.

	Operating profit increased 19.4% to $7.6 million in the 1998 quarter from $6.4 million in the 1997 quarter. Additionally, operating profit increased 18.9% to $12.5 million in the 1998 period from $10.5 million in the 1997 period. Operating profit margin declined to 2.0% for the 1998 quarter from 2.2% for the 1997 quarter and to 1.7% for the 1998 period from 1.9% for the 1997 period.

	Other expense increased to $782,000 in the 1998 quarter from $254,000 in the 1997 quarter and to $1.5 million for the 1998 period from $687,000 for the 1997 period. Other expense includes interest expense, which increased to $825,000 in the 1998 quarter from $358,000 in the 1997 quarter. Interest expense increased to $1.6 million for the 1998 period from $871,000 for the 1997 period. The increase in interest expense is due to higher debt levels during the 1998 quarter as a result of the Company's various acquisitions. Other expense during the 1997 period also includes a $1.3 million gain from insurance proceeds related to covered assets at one of the Company's processing and distribution facilities which offset a $1.3 million writedown of certain leasehold improvements associated with the termination of the lease on one of the Company's distribution facilities.

	Income tax expense increased to $2.6 million in the 1998 quarter from $2.3 million in the 1997 quarter and to $4.2 million in the 1998 period from $3.8 million for the 1997 period, as a result of higher pre-tax earnings. As a percentage of earnings before income taxes, the provision for income taxes was 38.5% for the 1998 quarter and period and 38.4% and 38.6% for the 1997 quarter and period, respectively.

	Net earnings increased 11.3% to $4.2 million in the 1998 quarter compared to $3.8 million in the 1997 quarter. Net earnings increased 11.9% to $6.8 million in the 1998 period from $6.0 million in the 1997 period. As a percentage of net sales, net earnings decreased to 1.1% in the 1998 quarter versus 1.3% in the 1997 quarter and to 0.9% in the 1998 period from 1.1% in the 1997 period.

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

	Cash provided by operating activities was $19.5 million and $13.6 million for the 1998 and 1997 periods, respectively. The increase in cash provided by operating activities resulted primarily from higher net earnings and increased levels of trade payables and accrued expenses offset by increased levels of inventories.

	Cash used by investing activities was $32.6 million for both the 1998 and 1997 periods. Investing activities consist primarily of additions to and disposals of property, plant and equipment and the acquisition of businesses. The Company's total capital expenditures for the 1998 period were $13.1 million, including approximately $8.2 million for expansion of the customized distribution centers in Lebanon, Tennessee, Dallas, Texas and Gainesville, Florida. The Company anticipates that its total capital expenditures, other than for acquisitions, for fiscal 1998 will be approximately $20 million. Investing activities during the 1998 period included $19.9 million expended for the acquisition of APC Group.
Investing activities during the 1997 period also included $32.7 million expended for the acquisition of PFG of Texas, net of cash on hand, and $4.2 million of insurance proceeds received to cover losses associated with one of the Company's processing and distribution facilities.

	Cash flows provided by financing activities was $14.2 million in the 1998 period and $18.3 million for the 1997 period. Cash flows during the 1998 period included $50.0 million of proceeds from the issuance of 6.77% Senior Notes. Cash flows in the 1998 period also included net repayments on a revolving credit facility ("Credit Facility") of $30.3 million, net of the repayment of $7.3 million of promissory notes used to finance the acquisition of AFI. Cash flows in the 1997 period included net borrowings on the Credit Facility of $13.7 million which included the $32.7 million acquisition of PFG of Texas, net of $19.0 million of repayments as a result of the reduced working capital needs.

	The Company has $30.0 million of borrowing capacity under its Credit Facility with a commercial bank which expires in February 2001. Approximately $4.0 million was outstanding under the Credit Facility at June 27, 1998. The Credit Facility also supports up to $5.0 million of letters of credit. At June 27, 1998, the Company was contingently liable for $2.5 million of outstanding letters of credit which reduce amounts available under the Credit Facility. At June 27, 1998, the Company had $23.5 million available under the Credit Facility. The Credit Facility bears interest at LIBOR plus a spread over LIBOR, which varies based on the ratio of funded debt to total capital. At June 27, 1998, the Credit Facility bore interest at 5.82%. Additionally, the Credit Facility requires the maintenance of certain financial ratios, as defined, regarding debt to tangible net worth, cash flow coverage and current assets to current liabilities.

	In September 1997, the Company completed a $42.0 million master operating lease agreement to construct or purchase four distribution centers planned to become operational in 1998.  Under this agreement, the lessor owns the distribution centers, incurs the related debt to construct the facilities and thereafter leases each facility to the Company. The Company has entered into a commitment to lease each facility for a period beginning upon the completion of each facility and ending on
September 12, 2002, including extensions.  Upon the expiration of each lease, the Company has the option to renegotiate the lease, sell the facility to a third party or to purchase the facility at its original cost. If the Company does not exercise its purchase options, the Company has significant residual value guarantees of each property.  The Company expects the fair value of the properties included in this agreement to eliminate or substantially reduce the Company's exposure under the
residual value guarantees.   At June 27, 1998, construction has
commenced on two facilities with expenditures to date of approximately
$8.4 million.

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

On June 1, 1998, the Company acquired certain assets related to the group and chemicals business of APC Group, a privately owned marketing organization based in Tuscaloosa, Alabama. APC Group provides procurement and merchandising services for a variety of paper, disposable and sanitation supplies to more than 300 independent distributors. The purchase price of approximately $20 million was financed with proceeds from an existing credit facility. The aggregate consideration payable to the former shareholders of APC Group is subject to increase in certain circumstances.

	These acquisitions have been accounted for using the purchase method and, accordingly, the acquired assets and liabilities have been recorded at their estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of tangible net assets acquired was approximately $63.4 million and is being amortized on a straight-line basis over estimated lives ranging from 5 to 40 years.

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

  (a.)    The Annual Meeting of Shareholders was held on April 29,
          1998.

  (b.)    The following Director nominees were   elected by the
          shareholders of record as of March 16, 1998.

                                         Votes In      Votes
                                          Favor       Against      Abstentions

          Class II (term expires 2001):

          Robert C. Sledd               9,496,427        -           495,149
          Fred C. Goad, Jr.             9,488,288        -           503,288

          Class III (term expires 1999):

          John E. Stokely               9,486,974        -           504,602



   (c.) The following other matters were voted on by the shareholders of record as of March 16, 1998:

                                        Votes In        Votes
                                          Favor        Against      Abstentions

           Amendment of the
           Performance Food Group
           Company Employee Stock
           Purchase Plan to increase
           the number of shares
           available for purchase to
           362,500 shares.             9,785,506       103,852        102,218

Item 6.  	Exhibits and Reports on Form 8-K.

(a.)  Exhibits:

      10.36 Fourth Amendment to Revolving Credit Agreement dated as of July 8, 1996 by and among Performance Food Group
             Company and First Union National Bank.

      10.37 Form of Note Purchase Agreement dated as of May 8, 1998 for 6.77% Senior Notes due May 8, 2010.

      15 Letter regarding unaudited financial information from KPMG Peat Marwick LLP.

      27     Financial Data Schedule (SEC only)

      27.1   Financial Data Schedule (SEC only)

(b.)	     No reports on Form 8-K were filed during the quarter ended June
          27, 1998.




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


Date:  August 10, 1998