Form 10-Q
period 1998-09-26
PERFORMANCE FOOD GROUP CO
filed 1998-11-09
CIK 908254

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                             FORM 10-Q

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                THE SECURITIES EXCHANGE ACT OF 1934


        FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 26, 1998

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


As of November 6, 1998, 12,581,055 shares of the Registrant's Common Stock were outstanding.




Independent Accountants' Review Report



The Board of Directors and Shareholders
Performance Food Group Company:


We have reviewed the accompanying condensed consolidated balance sheet of Performance Food Group Company and subsidiaries (the Company) as of September 26, 1998, and the related condensed consolidated statements of earnings for the three-month and nine-month periods ended September 26, 1998 and September 27, 1997, and the condensed consolidated statements of cash flows for the nine-month periods ended September 26, 1998 and September 27, 1997. These condensed consolidated financial statements are the responsibility of the Company's management.

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

Richmond, Virginia
October 23, 1998


                      PART I - FINANCIAL INFORMATION

Item 1   Financial Statements.

            PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES

                 Condensed Consolidated Balance Sheets
                            (In thousands)

                                                   September 26,    December 27,
                                                       1998             1997
                                                    (Unaudited)
   Assets

      Current assets:
         Cash                                         $   3,957        $   3,653
         Trade accounts and notes receivable, net        93,544           80,054
         Inventories                                     84,029           72,951
         Other current assets                             4,121            2,936

           Total current assets                         185,651          159,594

      Property, plant and equipment, net                 86,721           71,810
      Intangible assets, net                             78,033           55,697
      Other assets                                        2,068            1,782

           Total assets                                 352,473          288,883

   Liabilities and Shareholders' Equity

      Current liabilities:
         Outstanding checks in excess of deposits        20,342           19,859
         Current installments of long-term debt             593              689
         Accounts payable                                83,925           67,455
         Other current liabilities                       25,253           18,807

           Total current liabilities                    130,113          106,810

      Long-term debt, excluding current installments     71,873           44,577
      Deferred income taxes                               3,523            3,523

           Total liabilities                            205,509          154,910

      Shareholders' equity                              146,964          133,973

           Total liabilities and shareholders' equity $ 352,473        $ 288,883

See accompanying notes to unaudited condensed consolidated financial statements.



               PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES

           Condensed Consolidated Statements of Earnings (Unaudited)
                  (In thousands, except per share amounts)

                                      Three Months Ended       Nine Months Ended
                                      Sept. 26,   Sept. 27,    Sept. 26,   Sept. 27,
                                        1998        1997         1998        1997
Net sales                           $   415,288 $   336,349  $ 1,157,441 $   897,651
Cost of goods sold                      359,883     294,334    1,007,793     784,641
       Gross profit                      55,405      42,015      149,648     113,010
Operating expenses                       47,168      35,486      128,893      95,951
       Operating profit                   8,237       6,529       20,755      17,059
Other income (expense):
    Interest expense                       (848)       (514)      (2,430)     (1,385)
    Other, net                              135          84          192         268
       Other expense, net                  (713)       (430)      (2,238)     (1,117)
       Earnings before income taxes       7,524       6,099       18,517      15,942
Income tax expense                        2,837       2,353        7,069       6,153
       Net earnings                 $     4,687 $     3,746  $    11,448 $     9,789


Basic net earnings per common share $      0.37 $      0.31  $      0.91 $      0.83

Weighted average common shares
outstanding                              12,563      12,091       12,532      11,828

Diluted net earnings per common
share                               $      0.36 $      0.30  $      0.88 $      0.79

Weighted average common shares and
  potential dilutive common shares
    outstanding                          13,099      12,673       13,048      12,344

See accompanying notes to unaudited condensed consolidated financial statements.

               PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES

               Condensed Consolidated Statements of Cash Flows (Unaudited)
                                      (In thousands)

                                                                 Nine Months Ended
                                                             Sept. 26,        Sept. 27,
                                                               1998             1997
Cash flows from operating activities:
     Net earnings                                        $     11,448      $    9,789
     Adjustments to reconcile net earnings to net cash
       provided by operating activities:
           Depreciation and amortization                        7,690           5,841
           ESOP contributions applied to principal of ESOP        369             349
           Gain on disposal of property, plant and equipment      (87)            (46)
           Gain on insurance settlement                             -          (1,300)
           Loss on write-off of leasehold improvements              -           1,287
           Changes in assets and liabilities, net of
               effects of companies purchased                     851           4,287

                Net cash provided by operating activities      20,271          20,207

Cash flows from investing activities:
     Purchases of property, plant and equipment               (19,935)         (6,167)
     Proceeds from sale of property, plant and equipment          591             133
     Net cash paid for acquisitions                           (23,730)        (46,337)
     Net proceeds from insurance settlement                         -           4,200
     Increase in intangibles and other assets                    (272)           (155)

                Net cash used by investing activities         (43,346)        (48,326)

Cash flows from financing activities:
     Increase (decrease) in outstanding checks in
        excess of deposits                                       (109)          3,180
     Net borrowings (payments) on note payable to banks       (19,786)         23,294
     Repayment of promissory notes                             (7,278)              -
     Issuance of long-term debt                                50,000               -
     Principal payments on long-term debt                        (622)           (480)
     Stock option, incentive and employee stock purchase plans  1,174           1,464

                Net cash provided by financing activities      23,379          27,458

Net increase (decrease) in cash                                   304            (661)
Cash at beginning of period                                     3,653           5,557
Cash at end of period                                $          3,957     $     4,896

See accompanying notes to unaudited condensed consolidated financial statements.


                PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES

        Notes to Unaudited Condensed Consolidated Financial Statements
                September 26, 1998 and September 27, 1997

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

	In early 1997, the Company acquired certain net assets of McLane Foodservice-Temple, Inc. ("McLane Foodservice"), a wholly-owned subsidiary of McLane Company, Inc., based in Temple, Texas.
McLane Foodservice had 1996 net sales of approximately $180 million.
The Company operates the former business of McLane Foodservice as Performance Food Group of Texas, LP ("PFG of Texas") through distribution centers in Temple and Victoria, Texas that provide food and food-related products to traditional foodservice customers as well as multi-unit chain restaurants and vending customers. The purchase price of approximately $30.5 million was financed with proceeds from an existing credit facility. Simultaneous with the closing, the Company also purchased the distribution center located in Victoria, Texas from an independent third party for approximately $1.5 million.

	During 1997, the Company completed the acquisitions of a number of foodservice distributors, including the acquisition of Tenneva Foodservice, Inc. ("Tenneva") on April 11, 1997, Central Florida Finer Foods, Inc. ("CFFF") on May 12, 1997, W.J. Powell Company
("Powell") on June 28, 1997 and AFI Food Service Distributors, Inc. ("AFI") on October 31, 1997. The operations of Tenneva and CFFF have been combined with the operations of certain of the Company's existing subsidiaries. Collectively, the four companies had 1996 net sales of approximately $130 million. The aggregate purchase price of the acquisitions was approximately $39 million, plus the assumption of approximately $12 million of debt. The aggregate purchase price for the acquisitions was financed by issuing 660,827 shares of the Company's common stock, $7 million of promissory notes due January 2, 1998 and the remainder with proceeds from an existing credit facility. The aggregate consideration payable to the former shareholders of Powell and AFI is subject to increase in certain circumstances.

	On June 1, 1998, the Company acquired certain assets related to the group and chemicals business of Affiliated Paper Companies, Inc. ("APC Group"), a privately owned marketing organization based in Tuscaloosa, Alabama. APC Group provides procurement and merchandising services for a variety of paper, disposable and sanitation supplies to more than 300 independent distributors. On July 27, 1998, the Company acquired the Virginia Foodservice Group ("VFG") based in Richmond, Virginia, a division of a privately owned foodservice distributor in which a member of the Company's management has a minor ownership interest. VFG is a foodservice distributor primarily serving traditional foodservice customers in the central Virginia market. Collectively, these companies had 1997 net sales of approximately $60 million. The aggregate purchase price of these acquisitions was approximately $24 million and was financed with proceeds from an existing credit facility. The aggregate consideration payable to the former shareholders of APC Group and VFG is subject to increase in certain circumstances.

	All of these acquisitions have been accounted for using the purchase method and, accordingly, the acquired assets and liabilities have been recorded at their estimated fair values at the dates of acquisition. The excess of the purchase price over the fair value of tangible net assets acquired in these acquisitions was approximately
$68.0 million and is being amortized on a straight-line basis over estimated lives ranging from 5 to 40 years. The consolidated statements of earnings and cash flows reflect the results of these acquired companies from the dates of acquisition through September 26, 1998.

3.  Long-term Debt

	On May 8, 1998, the Company issued $50.0 million of unsecured 6.77% Senior Notes due May 8, 2010 in a private placement. Interest is payable semi-annually. The Notes require the maintenance of certain financial ratios, as defined, in the note purchase agreement. Proceeds of the issue were used to repay amounts outstanding under an existing credit facility and for general corporate purposes.

4.  Stockholders' Equity

	On August 27, 1998, the Company's Board of Directors authorized the repurchase of up to $10 million of the Company's common stock for a one-year period. At September 26, 1998, no shares had been repurchased under the plan.


5.  Supplemental Cash Flow Information


                                          Nine Months Ended
(amounts in thousands)
                                        Sept. 26,       Sept. 27,
                                          1998            1997

Cash paid during the period for:
  Interest                              $   1,201        $    1,233
  Income taxes                          $   7,181        $    4,351


Effects of purchase of companies:
  Fair value of assets acquired,
    inclusive of intangibles
      of $23,709 and $29,354            $  33,290         $  68,962
  Liabilities assumed                      (9,560)          (14,625)
  Stock issued for acquisitions                 -            (8,000)
       Net cash paid for acquisitions   $  23,730         $  46,337


Item 2.	Management's Discussion and Analysis of Financial
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

Results of Operations

        The following table sets forth, for the periods indicated,the components of the condensed consolidated statements of earnings expressed as a percentage of net sales:

                                    Three Months Ended     Nine Months Ended
                                    Sept. 26,  Sept. 27,    Sept. 26,  Sept. 27,
                                      1998      1997          1998      1997

Net sales                               100.0%     100.0%      100.0%    100.0%
Cost of goods sold                       86.7       87.5        87.1      87.4
 Gross profit                            13.3       12.5        12.9      12.6
Operating expenses                       11.3       10.6        11.1      10.7
 Operating profit                         2.0        1.9         1.8       1.9
Other expense, net                        0.2        0.1         0.2       0.1
 Earnings before income taxes             1.8        1.8         1.6       1.8
Income tax expense                        0.7        0.7         0.6       0.7
 Net earnings                             1.1%       1.1%        1.0%      1.1%

Comparison of Periods Ended September 26, 1998 to September 27, 1997.

	Net sales increased 23.5% to $415.3 million for the three months ended September 26, 1998 (the "1998 quarter") from $336.3 million for the three months ended September 27, 1997 (the "1997 quarter"). Net sales increased 28.9% to $1.2 billion for the nine months ended September 26, 1998 (the "1998 period") from $897.7 million for the nine months ended September 27, 1997 (the "1997 period"). Net sales in the Company's existing operations increased 17% over the 1997 quarter and 18% over the 1997 period, while acquisitions contributed the remaining 6% and 11% of the Company's total sales growth for the quarter and period, respectively. Inflation amounted to approximately 2% for the 1998 quarter and 1% for the 1998 period.

	Gross profit increased 31.9% to $55.4 million in the 1998 quarter from $42.0 million in the 1997 quarter. Gross profit increased 32.4% to $149.6 million in the 1998 period from $113.0 million in the 1997 period. Gross profit margin increased to 13.3% in the 1998 quarter compared to 12.5% in the 1997 quarter and 12.9% in the 1998 period compared to 12.6% in the 1997 period. The increase in gross profit margin was due to a number of factors. During the second half of 1997 and 1998, the Company acquired a number of distribution and merchandising companies that have higher gross margins than certain of the Company's other subsidiaries. The improvement in gross profit margin as a result of these acquisitions was offset by internal sales growth during 1998 of certain of the Company's large multi-unit chain customers, which grew at approximately 24% and 25% for the 1998 quarter and period, respectively. These large multi-unit chain customers are generally higher-volume, lower gross margin accounts. Gross margins were also negatively impacted by the Company's renegotiation of its distribution agreement with its largest multi-unit customer in early 1997. Sales also grew internally in the Company's produce processing operations approximately 44% and 52% during 1998 quarter and period, respectively, which operations currently have slightly higher margins than the Company's foodservice distribution subsidiaries.

	Operating expenses increased 32.9% to $47.2 million in the 1998 quarter compared with $35.5 million in the 1997 quarter. Operating expenses increased 34.3% to $128.9 million in the 1998 period from
$96.0 million in the 1997 period. As a percentage of net sales, operating expenses increased to 11.3% in the 1998 quarter from 10.6% in the 1997 quarter and to 11.1% in the 1998 period from 10.7% in the 1997 period.
The increase in operating expenses as a percent of net sales primarily reflects increased labor costs including recruiting and training additional personnel, primarily in the transportation and warehouse areas which are an integral part of the Company's distribution service. These increased labor costs may continue depending upon economic and labor conditions
in the Company's various markets in which it operates.   Operating
expenses as a percentage of net sales were also impacted by the acquisition of APC Group which has a higher expense ratio than many of the Company's other subsidiaries. The Company leased a 75,000 square foot distribution center in Belcamp, Maryland to service the continued growth of certain of the Company's multi-unit chain customers, which became operational in February 1997. The Company incurred certain start-up expenses for this facility in the 1997 period. Additionally, the Company has expanded certain of its distribution centers during the 1998 period and is nearing completion of two new distribution centers which are replacing older, less efficient facilities. The Company expects these new facilities to become operational in the fourth quarter of 1998 and first quarter of 1999.

	Operating profit increased 26.1% to $8.2 million in the 1998 quarter from $6.5 million in the 1997 quarter. Additionally, operating profit increased 21.7% to $20.8 million in the 1998 period from $17.1 million in the 1997 period. Operating profit margin increased to 2.0% for the 1998 quarter from 1.9% for the 1997 quarter and decreased to 1.8% for the 1998 period from 1.9% for the 1997 period.

	Other expense increased to $713,000 in the 1998 quarter from $430,000 in the 1997 quarter and to $2.2 million for the 1998 period from $1.1 million for the 1997 period. Other expense includes interest expense, which increased to $848,000 in the 1998 quarter from $514,000 in the 1997 quarter. Interest expense increased to $2.4 million for the 1998 period from $1.4 million for the 1997 period. The increase in interest expense is due to higher debt levels during the 1998 quarter and period as a result of the Company's various acquisitions. Other expense during the 1997 period also includes a $1.3 million gain from insurance proceeds related to covered assets at one of the Company's processing and distribution facilities which offset a $1.3 million writedown of certain leasehold improvements associated with the termination of the lease on one of the Company's distribution facilities.

	Income tax expense increased to $2.8 million in the 1998 quarter from $2.4 million in the 1997 quarter and to $7.1 million in the 1998 period from $6.2 million for the 1997 period, as a result of higher pre-tax earnings. As a percentage of earnings before income taxes, the provision for income taxes was 37.7% for the 1998 quarter and 38.2% for the 1998 period and 38.6% for both the 1997 quarter and period.

	Net earnings increased 25.1% to $4.7 million in the 1998 quarter compared to $3.7 million in the 1997 quarter. Net earnings increased 17.0% to $11.4 million in the 1998 period from $9.8 million in the 1997 period. As a percentage of net sales, net earnings remained at 1.1% in the 1998 and 1997 quarter and decreased to 1.0% in the 1998 period from 1.1% in the 1997 period.

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

	Cash provided by operating activities was $20.3 million and $20.2 million for the 1998 and 1997 periods, respectively. The increase in cash provided by operating activities resulted primarily from higher net earnings and increased levels of trade payables and accrued expenses offset by increased levels of accounts receivables and inventories.

	Cash used by investing activities was $43.3 million for the 1998 period and $48.3 million for the 1997 period, respectively. Investing activities consist primarily of additions to and disposals of property, plant and equipment and the acquisition of businesses. The Company's total capital expenditures for the 1998 period were $19.9 million, including approximately $12.0 million for expansion of the customized distribution centers in Lebanon, Tennessee, Dallas, Texas and Gainesville, Florida. The Company anticipates that its total capital expenditures, other than for acquisitions, for fiscal 1998 will be approximately $23 million. Investing activities during the 1998 period included $23.7 million expended for the acquisition of APC Group and VFG. Investing activities during the 1997 period also included $46.3 million expended for the acquisition of PFG of Texas and Powell, net of cash on hand, and $4.2 million of insurance proceeds received to cover losses associated with one of the Company's processing and distribution facilities.

	Cash flows provided by financing activities was $23.4 million in the 1998 period and $27.5 million for the 1997 period. Cash flows during the 1998 period included $50.0 million of proceeds from the issuance of 6.77% Senior Notes issued in May 1998. Cash flows in the 1998 period also included net repayments on a revolving credit facility ("Credit Facility") of $19.8 million, net of the repayment of $7.3 million of promissory notes used to finance the acquisition of AFI. Cash flows in the 1997 period included net borrowings on the Credit Facility of $23.3 million which included $46.3 million for the Company's various acquisitions, net of $23.0 million of repayments as a result of the reduced working capital needs.

	The Company has $30.0 million of borrowing capacity under its Credit Facility with a commercial bank that expires in February 2001. Approximately $19.2 million was outstanding under the Credit Facility at September 26, 1998. The Credit Facility also supports up to $5.0 million of letters of credit. At September 26, 1998, the Company was contingently liable for $4.8 million of outstanding letters of credit that reduce amounts available under the Credit Facility. At September 26, 1998, the Company had $6.0 million available under the Credit Facility. The Credit Facility bears interest at LIBOR plus a spread over LIBOR, which varies based on the ratio of funded debt to total capital. At September 26, 1998, the Credit Facility bore interest at 5.76%. Additionally, the Credit Facility requires the maintenance of certain financial ratios, as defined, regarding debt to tangible net worth, cash flow coverage and current assets to current liabilities.

	In September 1997, the Company completed a $42.0 million master operating lease agreement to construct or purchase four distribution centers planned to become operational in 1998. Under this agreement, the lessor owns the distribution centers, incurs the related debt to construct the facilities and thereafter leases each facility to the Company. The Company has entered into a commitment to lease each facility for a period beginning upon the completion of each facility and ending on September 12, 2002, including extensions. Upon the expiration of each lease, the Company has the option to renegotiate the lease, sell the facility to a third party or to purchase the facility at its original cost. If the Company does not exercise its purchase options, the Company has significant residual value guarantees of each property. The Company expects the fair value of the properties included in this agreement to eliminate or substantially reduce the Company's exposure under the residual value guarantees. At September 26, 1998, construction has commenced on two facilities with expenditures to date of approximately $13.2 million.

In May 1998, the Company issued $50.0 million of unsecured
6.77% Senior Notes due May 8, 2010 in a private placement. Interest is payable semi-annually. The Senior Notes require the maintenance of certain financial ratios, as defined, regarding debt to capital, fixed charge coverage and minimum net worth. Proceeds of the issue were used to repay amounts outstanding under the Credit Facility and for general corporate purposes.


Business Combinations

In early 1997, the Company acquired certain net assets of McLane Foodservice, a wholly-owned subsidiary of McLane Company, Inc., based in Temple, Texas. McLane Foodservice had 1996 net sales of approximately $180 million. The Company operates the former business of McLane Foodservice as PFG of Texas through distribution centers in Temple and Victoria, Texas that provide food and food-related products to traditional foodservice customers as well as multi-unit chain restaurants and vending customers. The purchase price of approximately $30.5 million was financed with proceeds from an existing credit facility. Simultaneous with the closing, the Company also purchased the distribution center located in Victoria, Texas from an independent third party for approximately $1.5 million.

During 1997, the Company completed the acquisitions of a number of foodservice distributors, including the acquisition of Tenneva on April 11, 1997, CFFF on May 12, 1997, Powell on June 28, 1997 and
AFI on October 31, 1997. The operations of Tenneva and CFFF have been combined with the operations of certain of the Company's existing subsidiaries. Collectively, the four companies had 1996 net sales of approximately $130 million. The aggregate purchase price of the acquisitions was approximately $39 million, plus the assumption of approximately $12 million of debt. The aggregate purchase price for the acquisitions was financed by issuing 660,827 shares of the Company's common stock, $7 million of promissory notes due January 2, 1998 and the remainder with proceeds from an existing credit facility. The aggregate consideration payable to the former shareholders of Powell and AFI is subject to increase in certain circumstances.

On June 1, 1998, the Company acquired certain assets related to the group and chemicals business of APC Group, a privately owned marketing organization based in Tuscaloosa, Alabama. APC Group provides procurement and merchandising services for a variety of paper, disposable and sanitation supplies to more than 300 independent distributors. On July 27, 1998, acquired VFG based in Richmond,
Virginia, a division of a privately owned foodservice distributor in which a member of the Company's management has a minor ownership interest. VFG is a foodservice distributor primarily servicing traditional foodservice customers in the central Virginia market. Collectively, these companies had 1997 net sales of approximately $60 million. The aggregate purchase price of approximately $24 million was financed with proceeds from an existing credit facility. The aggregate consideration payable to the former shareholders of APC Group and VFG is subject to increase in certain circumstances.

	These acquisitions have been accounted for using the purchase method and, accordingly, the acquired assets and liabilities have been recorded at their estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of tangible net assets acquired was approximately $68.0 million and is being amortized on a straight-line basis over estimated lives ranging from 5 to 40 years.


Year 2000

State of Readiness

	In mid 1997, the Company initiated a project to address any business disruption related to data processing problems as a result of the year 2000 issue. Initially, the project focused primarily on the Company's information technology ("IT") systems. However the project was subsequently expanded to include non-IT systems including transportation and warehouse refrigeration systems, telecommunications, utilities, etc. The project consists of a number of phases: awareness, assessment, programming/testing and implementation. With respect to IT systems, the Company has completed the first three phases and is approximately 30% complete with the implementation phase. The
Company expects to complete the implementation phase for IT systems during the third quarter of 1999. With respect to non-IT systems, the Company is in the assessment phase to identify all critical systems requiring remediation and upon completion of this assessment, will develop a timetable for completion based upon that assessment. As part of the year 2000 project, the Company has initiated communications with its significant merchandise suppliers and major customers to assess their state of readiness for the year 2000. A significant percentage of suppliers and customers have provided the Company with written responses regarding their state of year 2000 readiness. The Company is continuing to evaluate key business processes to identify any additional non-IT systems requiring remediation and to work with key suppliers and customers in preparing for the year 2000. Despite this continuing effort, the Company can provide no assurance that the IT and non-IT systems of third party business partners with whom the Company relies upon will be year 2000 compliant.

Costs

	In addition to the year 2000 project, the Company has underway a project to standardize the computer systems at nine of its distribution subsidiaries, which operate in a distributed computing environment. The decision to standardize the computer system used in these subsidiaries was based on the Company's continued growth and need to capture information to improve operating efficiencies and capitalize on the Company's combined purchasing power. The plan to standardize these systems was not accelerated by the year 2000 issue. Additionally, one of the Company's distribution subsidiaries, which operates four distribution facilities, processes information in a centralized computing environment. Therefore, the Company's year 2000 remediation efforts have been minimized by focusing its year 2000 programming on two primary operating systems. The Company anticipates incurring approximately $600,000 related to remediating its IT systems for year 2000 compliance, of which the Company has incurred approximately $300,000 to date.
The Company has not completed quantifying the remediation costs regarding non-IT systems. Year 2000 remediation costs are being expensed as incurred over the life of the project and are not expected to have a material effect on the Company's results of operations.

Risks and Contingency Plans

	The Company is currently assessing the consequences of its IT and non-IT remediation efforts not being completed timely or its efforts not being successful. As part of this assessment process, the Company is developing contingency plans including plans to address interruption of merchandise and services supplied to customers and supplied by third party business partners. The Company believes the most reasonably likely worst case scenario related to the readiness of IT systems is that the implementation of the year 2000 compliant system in all nine subsidiaries may not be completed timely. The Company's contingency plans in this case include backup plans to process transactions for non-compliant subsidiaries through one of the Company's year 2000 compliant systems. The Company is still formulating these contingency plans. With respect to risks associated with third party merchandise suppliers, the Company believes the most reasonably likely worst case scenario is that some of the Company's merchandise suppliers may have difficulty filling orders and shipping products. The Company believes the risk associated with merchandise suppliers' year 2000 readiness is mitigated by the significant number of Company relationships with alternative suppliers within various product categories, which could be substituted in the event of non-compliance. The Company also believes the number of non-compliant merchandise suppliers will be minimized through its program of communicating with key suppliers and assessing their state of year 2000 readiness. The Company has not yet completed its identification and assessment of all non-IT systems requiring remediation, including various service providers. As the Company's year 2000 project continues, the Company will develop contingency plans and identify alternative business processes and sources of supply for goods and services.

The Company's project and related assessment of costs and risks are based on current estimates and assumptions, including the outcome of future events regarding the continued availability of certain resources, the timing and effectiveness of third party remediation efforts and other factors. There can be no assurance that the Company's contingency plans or its efforts with respect to third party business partners will be successful, which could have a material adverse effect on the Company's financial position or results of operations.

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

Forward-Looking Statements

	The Company has made certain forward-looking statements in this quarterly report and in other contexts that are based on estimates and assumptions and involve risks and uncertainties, including, but not limited to, general economic conditions, the reliance on major customers, the Company's anticipated growth, year 2000 compliance and other financial issues. Whether such forward-looking statements, which depend on these uncertainties and future developments, ultimately prove to be accurate cannot be predicted.


PART II - OTHER INFORMATION



Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended September 26, 1998.


Item 6.  	Exhibits and Reports on Form 8-K.

(a.)  Exhibits:

        10.38   Fifth Amendment to Revolving Credit
                Agreement dated as of July 8, 1996 by and among Performance Food Group Company and First
                Union National Bank.

        15      Letter regarding unaudited financial
                information from KPMG Peat Marwick LLP.


        27      Financial Data Schedule (SEC only)

        27.1    Financial Data Schedule (SEC only)

(b.) No reports on Form 8-K were filed during the quarter ended September 26, 1998.




Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



			PERFORMANCE FOOD GROUP COMPANY
					(Registrant)


		By:	 /s/ Roger L. Boeve
			Roger L. Boeve
			Executive Vice President &
			Chief Financial Officer


Date:  November 9, 1998