Form 10-K
period 1999-01-02
PERFORMANCE FOOD GROUP CO
filed 1999-04-01
CIK 908254

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                   FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended January 2, 1999

                         Commission file number 0-22192

                         PERFORMANCE FOOD GROUP COMPANY
                        -------------------------------
             (Exact name of registrant as specified in its charter)

             Tennessee                                          54-0402940
----------------------------------------                   ---------------------
(State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                         Identification Number)

 6800 Paragon Place, Ste. 500
 Richmond, Virginia                                                23230
 ---------------------------------------                     -----------------
 (Address of principal executive office)                         (Zip Code)

              Registrant's telephone number, including area code:
                                 (804) 285-7340

          Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, $.01 Par Value Per Share
                       Rights To Purchase Preferred Stock
   --------------------------------------------------------------------------
                                (Title of class)

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes X   No
                                                 ---    ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 30, 1999 was approximately $341,300,000. The market value calculation was determined using the closing sale price of the Registrant's common stock on March 30, 1999, as reported on The Nasdaq Stock Market.

Shares of common stock, $.01 par value per share, outstanding on March 30, 1999, were 13,507,326.

                      DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K    Documents from which portions are incorporated by reference
-----------------    -----------------------------------------------------------

Part III Portions of the Registrant's Proxy Statement relating to the Registrant's Annual Meeting of Shareholders to be held on May 5, 1999 are incorporated by reference into Items 10, 11, 12 and 13.

                         PERFORMANCE FOOD GROUP COMPANY
                            FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS


                                                      Part I
Item 1. Business..................................................................................................3
          The Company and its Business Strategy...................................................................3
          Customers and Marketing.................................................................................3
          Products and Services...................................................................................4
          Suppliers and Purchasing................................................................................5
          Operations..............................................................................................6
          Competition.............................................................................................8
          Regulation..............................................................................................8
          Tradenames..............................................................................................8
          Employees...............................................................................................9
          Risk Factors............................................................................................9
          Executive Officers.....................................................................................11

Item 2. Properties...............................................................................................12
Item 3. Legal Proceedings........................................................................................13
Item 4. Submission of Matters to a Vote of Shareholders..........................................................13

                                                      Part II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters.................................13
Item 6. Selected Consolidated Financial Data.....................................................................14
Item 7. Management's Discussion and Analysis of Financial Condition and Results of
         Operations..............................................................................................15
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.............................................24
Item 8. Financial Statements and Supplementary Data..............................................................24
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial
        Disclosure...............................................................................................24

                                                     Part III

Item 10. Directors and Executive Officers of the Registrant......................................................24
Item 11. Executive Compensation..................................................................................24
Item 12. Security Ownership of Certain Beneficial Owners and Management..........................................25
Item 13. Certain Relationships and Related Transactions..........................................................25

                                                      Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.........................................25


                         PERFORMANCE FOOD GROUP COMPANY

                                     PART I

ITEM 1.           BUSINESS.

THE COMPANY AND ITS BUSINESS STRATEGY

         Performance Food Group Company and subsidiaries (the "Company") markets and distributes a wide variety of food and food-related products to the foodservice, or "away-from-home eating," industry. The foodservice industry consists of two major customer types: "traditional" foodservice customers consisting of independent restaurants, hotels, cafeterias, schools, healthcare facilities and other institutional customers, and "multi-unit chain" customers consisting of regional and national quick-service restaurants and casual dining restaurants. Products and services provided to the Company's traditional and multi-unit chain customers are supported by identical physical facilities, vehicles, equipment and personnel. The Company's customers are located primarily in the Southern, Southwestern, Midwestern and Northeastern United States. The Company operates through a number of subsidiaries, each of which focuses on specific regional markets or sectors of the foodservice distribution industry.

         The Company's business strategy is to continue to grow its foodservice distribution business through internal growth and acquisitions. The Company's internal growth strategy is to increase sales to existing customers and identify new customers for whom the Company can act as the principal supplier. The Company also intends to consider, from time to time, strategic acquisitions of other foodservice distribution companies both to further penetrate existing markets and to expand into new markets. Finally, the Company strives to achieve higher productivity in its existing operations.

         The Company uses a 52/53 week fiscal year ending on the Saturday closest to December 31. The fiscal years ended January 2, 1999, December 27, 1997 and December 28, 1996 are referred to herein as 1998, 1997 and 1996, respectively, were 53, 52 and 52 week years.

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

         The Company's traditional foodservice customers include independent restaurants, hotels, cafeterias, schools, healthcare facilities and other institutional customers. The Company has attempted to develop long-term relationships with these customers by focusing on improving efficiencies and increasing the average size of deliveries to these customers. The Company's traditional foodservice customers are supported in this effort by more than 529 sales and marketing representatives and product specialists. Sales representatives service customers in person or by telephone, accepting and processing orders, reviewing account balances, disseminating new product information and providing business assistance and advice where appropriate. The Company has an ongoing emphasis on educating sales representatives about the Company's products and giving them the tools necessary to deliver added value to the basic delivery of food and food-related items. Sales representatives are generally compensated through a combination of commission and salary based on a combination of factors relating to profitability and collections. These representatives use laptop computers to assist customers by entering orders, checking product availability and pricing and developing menu planning ideas on a real-time basis. No single traditional foodservice customer accounted for more than 2% of the Company's consolidated net sales in 1998.

         The Company's principal multi-unit customers are generally franchisees or corporate-owned units of family dining, casual theme and quick-service restaurants. These customers include two rapidly growing casual theme restaurant concepts, Cracker Barrel Old Country Stores, Inc. ("Cracker Barrel") and Outback Steakhouse, Inc. ("Outback"), as well as approximately 2,700 Wendy's, Subway, Kentucky Fried Chicken, Dairy Queen, Popeye's and Church's quick-service restaurants. The Company's primary customers for its fresh-cut produce products include approximately 8,600 McDonald's, Taco Bell, Burger King, Pizza Hut, Subway, Kentucky Fried Chicken, Hardee's, Popeye's and Church's restaurants. The Company's sales programs to multi-unit customers tend to be tailored to the individual customer and include a more tailored product offering than for the Company's traditional foodservice customers. Sales to these customers are typically higher-volume, lower gross margin sales which require fewer, larger deliveries than traditional foodservice customers. These programs offer operational and cost efficiencies for both the customer and the Company and therefore result in reduced operating expenses as a percent of sales which compensate for the lower gross margins. The Company's multi-unit customers are supported primarily by dedicated account representatives who are responsible for ensuring that customers' orders are properly entered and filled. In addition, higher levels of management assist in identifying new potential multi-unit customers and managing long-term account relationships. Two of the Company's multi-unit customers, Cracker Barrel and Outback, account for a significant portion of the Company's consolidated net sales. Net sales to Cracker Barrel accounted for 19%, 22% and 30% of consolidated net sales for 1998, 1997 and 1996, respectively. Net sales to Outback accounted for 16%, 16% and 19% of consolidated net sales for 1998, 1997 and 1996, respectively. No other multi-unit customer accounted for more than 8% of the Company's consolidated net sales in 1998.

PRODUCTS AND SERVICES

         The Company distributes more than 25,000 national brand and private label food and food-related products to over 20,000 foodservice customers. These items include a broad selection of "center-of-the-plate" or entree items (such as meats, seafood and poultry), canned and dry groceries, frozen foods, fresh produce, fresh-cut vegetables, refrigerated and dairy products, paper products and cleaning supplies, restaurant equipment and other supplies. The Company's private label products include items marketed under the Pocahontas, Healthy USA, Premium Recipe, Colonial Tradition and Raffinato specialty lines, as well as fresh-cut produce products purchased and processed by the Company and marketed under the Fresh Advantage label.

         The Company provides customers with other value-added services in the form of assistance in managing inventories, menu planning and improving their efficiency and profitability. As described below, the Company also provides procurement and merchandising services to approximately 150 independent foodservice distributors and 300 independent paper distributors, as well as the Company's own distribution network. These procurement and merchandising services include negotiating vendor supply agreements and quality assurance related to the Company's private label and national branded products.

         The following table sets forth the percentage of the Company's consolidated net sales by product and service category in 1998:


                                                                                               PERCENTAGE OF NET
                                                                                                SALES FOR 1998
                                                                                                --------------
                    Center-of-the-plate..............................................                  29%
                    Canned and dry groceries.........................................                  23
                    Frozen foods.....................................................                  17
                    Refrigerated and dairy products..................................                  12
                    Paper products and cleaning supplies.............................                   7
                    Fresh-cut produce................................................                   4
                    Other produce....................................................                   3
                    Vending..........................................................                   2
                    Procurement, merchandising and other services....................                   2
                    Equipment and supplies...........................................                   1
                                                                                                      ---
                              Total..................................................                 100%
                                                                                                      ===


SUPPLIERS AND PURCHASING

         The Company procures its products from independent suppliers, food brokers and merchandisers, including its wholly-owned subsidiary, Pocahontas Foods, USA, Inc. ("Pocahontas"). Pocahontas purchases both nationally branded items as well as private label specialty items under the Company's controlled labels. Independent suppliers include large national and regional food manufacturers and consumer products companies, meatpackers and produce shippers. The Company constantly seeks to maximize its purchasing power through volume purchasing. Although each operating subsidiary is responsible for placing its own orders and can select the products that appeal most to its customers, each subsidiary is encouraged to participate in Company-wide purchasing programs, which enable it to take advantage of the Company's consolidated purchasing power. Subsidiaries are also encouraged to consolidate their product offerings to take advantage of volume purchasing. The Company is not dependent on a single source for any significant item and no third-party supplier represents more than 4% of the Company's total product purchases.

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

         Distribution operations are conducted out of sixteen distribution centers located in Tennessee, New Jersey, Maryland, Georgia, Florida, Virginia, Louisiana and Texas. Customer orders are assembled in the Company's distribution facilities and then sorted, placed on pallets and loaded onto trucks and trailers in delivery sequence. Deliveries covering long distances are made in large tractor-trailers that are generally leased by the Company. Deliveries within shorter distances are made in trucks, which are either leased or owned by the Company. Certain of the Company's larger multi-unit chain customers are serviced using dedicated trucks due to the relatively large and consistent delivery size and geographic distribution of these rapidly growing customers. As a result, deliveries to these customers are generally more efficient and result in decreased operating expenses as a percentage of sales which compensate for the lower gross margins on this type of account. The trucks and delivery trailers used by the Company have separate temperature-controlled compartments. The Company utilizes a computer system to design the least costly route sequence for the delivery of its products.

The following table summarizes certain information with respect to the Company's principal operations:


                                                                           APPROX.
                                                                           NUMBER
                                                                              OF
                                                                           CUSTOMER
                                               PRINCIPAL        NUMBER     LOCATIONS
                                PRINCIPAL       TYPES OF          OF       CURRENTLY
                                REGION(S)       BUSINESS       FACILITIES   SERVED      MAJOR CUSTOMERS
                                -----------  ---------------   ----------  ---------  --------------------

KENNETH O. LESTER               South,          Foodservice         5        3,800        Cracker Barrel,
COMPANY, INC.                   Southwest,      distribution                              Outback, Don
Lebanon, TN                     Midwest                                                   Pablo's, Harrigans
                                and                                                       and other
                                Northeast                                                 restaurants,
                                                                                          healthcare
                                                                                          facilities and
                                                                                          schools

CARO FOODS,                     South and       Foodservice         3        3,000        McDonald's, Taco
INC. AND SUBSIDIARIES           Southeast       distribution,                             Bell, Hardee's,
Houma, LA                                       fresh-cut                                 Popeye's, Church's
                                                produce                                   and other
                                                                                          restaurants,
                                                                                          healthcare
                                                                                          facilities and
                                                                                          schools

MILTON'S FOODSERVICE,           South and       Foodservice         1        4,000        Subway and other
INC.                            Southeast       distribution                              restaurants,
Atlanta, GA                                                                               healthcare
                                                                                          facilities and
                                                                                          schools

B&R FOODS DIVISION              Florida         Foodservice         1        2,000        Restaurants,
Tampa, FL                                       distribution                              healthcare
                                                                                          facilities and
                                                                                          schools

HALE BROTHERS/SUMMIT, INC.      Tennessee,      Foodservice         1        1,800        Restaurants,
Morristown, TN                  Virginia        distribution                              healthcare
                                and                                                       facilities and
                                Kentucky                                                  schools

PERFORMANCE FOOD GROUP OF       South and       Foodservice         2        3,500        Popeye's, Church's,
TEXAS, LP (FORMERLY MCLANE      Southwest       distribution                              Subway, Kentucky
FOODSERVICE)                                                                              Fried Chicken, Dairy
Temple, TX                                                                                Queen, and other
                                                                                          restaurants,
                                                                                          healthcare
                                                                                          facilities and
                                                                                          schools

W. J. POWELL COMPANY, INC.      Georgia,        Foodservice         1        2,000        Restaurants,
Thomasville, GA                 Florida         distribution                              healthcare
                                and                                                       facilities and
                                Alabama                                                   schools

AFI FOOD SERVICE                New             Foodservice         1        1,400        Restaurants,
DISTRIBUTORS, INC.              Jersey          distribution                              healthcare
Elizabeth, NJ                   and metro                                                 facilities and
                                New York                                                  schools
                                area

POCAHONTAS FOODS,               Nationwide      Procurement         1          150        Independent
USA, INC.                                       and                                       foodservice
Richmond, VA                                    merchandising                             distributors and
                                                                                          vendors

AFFILIATED PAPER COMPANIES,     Nationwide      Procurement         1          300        Independent paper
INC.                                            and                                       distributors
Tuscaloosa, AL                                  merchandising

VIRGINIA FOODSERVICE GROUP,     Virginia        Foodservice         1        1,000        Restaurants,
INC.                                            distribution                              healthcare
Richmond, VA                                                                              facilities


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

EMPLOYEES

         As of January 2, 1999, the Company had approximately 3,200 full-time employees, including approximately 1,000 in management, marketing and sales and the remainder in operations. Approximately 80 of the Company's employees are represented by a union or a collective bargaining unit. The Company considers its employee relations to be satisfactory.

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

         Reliance on Major Customers. The Company derives a substantial portion of its net sales from customers within the restaurant industry, particularly certain rapidly growing multi-unit chain customers. Sales to units of Cracker Barrel accounted for 19% and 22% of the Company's consolidated net sales in 1998 and 1997, respectively. Sales to Outback accounted for 16% of the Company's consolidated net sales in both 1998 and 1997. The Company has no written assurance from any of its customers as to the level of future sales. A material decrease in sales to any of the largest customers of the Company would have a material adverse impact on the Company's operating results. The Company has been the primary supplier of food and food-related products to Cracker Barrel since 1975. See "Business - Customers and Marketing."

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

EXECUTIVE OFFICERS

         The following table sets forth certain information concerning the executive officers of the Company as of January 2, 1999.


               NAME                 AGE     POSITION
               ----                 ---     --------
          Robert C. Sledd            46     Chairman, Chief Executive Officer and Director
          C. Michael Gray            49     President, Chief Operating Officer and Director
          Roger L. Boeve             60     Executive Vice President and Chief Financial Officer
          Thomas Hoffman             59     Senior Vice President
          David W. Sober             66     Vice President of Human Resources and Secretary


         Robert C. Sledd has served as Chairman of the Board of Directors since February 1995 and has served as Chief Executive Officer and a director of the Company since 1987. Mr. Sledd served as President of the Company from 1987 to February 1995. Mr. Sledd has served as a director of Taylor & Sledd Industries, Inc., a predecessor of the Company, since 1974, and served as President and Chief Executive Officer of that Company from 1984 to 1987. Mr. Sledd also serves as a director of SCP Pool Corporation and Eskimo Pie Corporation.

         C. Michael Gray has served as President and Chief Operating Officer of the Company since February 1995 and has served as a director of the Company since 1992. Mr. Gray served as President of Pocahontas from 1981 to 1995. Mr. Gray had been employed by Pocahontas since 1975, serving as Marketing Manager and Vice President of Marketing. Prior to joining Pocahontas, Mr. Gray was employed by the Kroger Company as a produce buyer.

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

ITEM 2.           PROPERTIES.

         The following table presents information as to the primary real properties and facilities of the Company and its operating subsidiaries and division:

                                                       APPROX.                                     OWNED/LEASED
                                                        AREA                                     (EXPIRATION DATE
                  LOCATION                            IN SQ. FT        PRINCIPAL USES                IF LEASED)
                  --------                            ---------        --------------            ----------------
PERFORMANCE FOOD GROUP COMPANY
  Richmond, VA                                          6,000      Corporate offices                Leased (2000)
  Tampa, FL (B&R FOODS DIVISION)                       96,000      Administrative offices,          Owned
                                                                   product inventory and
                                                                   distribution
KENNETH O. LESTER COMPANY, INC.
  Lebanon, TN                                          20,000      Administrative offices           Owned
  Lebanon, TN                                         167,000      Product inventory and            Leased (2002)
                                                                   distribution
  Lebanon, TN                                         216,000      Product inventory and            Owned
                                                                   distribution
  Gainesville, FL                                     158,000      Product inventory and            Owned
                                                                   distribution
  Dallas, TX                                          156,000      Product inventory and            Owned
                                                                   distribution
  Belcamp, MD                                          75,000      Product inventory and            Leased (2001)
                                                                   distribution

CARO FOODS, INC.                                      162,000      Administrative offices,          Owned
  Houma, LA                                                        produce processing, product
                                                                   inventory and distribution.
  Dallas, TX                                           66,000      Product inventory and            Leased (1999)
                                                                   distribution,
                                                                   produce processing
HALE BROTHERS/SUMMIT, INC.
  Morristown, TN                                       74,000      Administrative offices,          Owned
                                                                   product inventory and
                                                                   distribution
POCAHONTAS FOODS, USA, INC.
  Richmond, VA                                        131,000      Administrative offices,          Leased (2004)
                                                                   product inventory and
                                                                   distribution
MILTON'S FOODSERVICE, INC.
  Atlanta, GA                                         166,000      Administrative offices,          Owned
                                                                   product inventory and
                                                                   distribution
PERFORMANCE FOOD GROUP OF TEXAS, LP
  Temple, TX                                          250,000      Administrative offices,          Leased (2002)
                                                                   product inventory and
                                                                   distribution
  Victoria, TX                                        250,000                                       Owned
                                                                   Product inventory and
                                                                   distribution

W. J. POWELL COMPANY, INC.
  Thomasville, GA                                      63,000      Administrative offices,          Owned
                                                                   product inventory and
                                                                   distribution

AFI FOOD SERVICE DISTRIBUTORS, INC.
  Elizabeth, NJ                                       170,000      Administrative offices, product  Leased (2023)
                                                                   Inventory and distribution

AFFILIATED PAPER COMPANIES, INC. (1)
  Tuscaloosa, AL                                       12,000      Administrative offices           Leased (2003)

VIRGINIA FOODSERVICE GROUP, INC. (2)
  Richmond, VA                                        100,000      Administrative offices,          Leased (2013)
                                                                   product inventory and
                                                                   distribution

---------------

(1)      Affiliated Paper Companies, Inc. was acquired by the Company on June
         1, 1998.

(2)      Virginia Foodservice Group, Inc. was acquired by the Company on July
         27, 1998.

ITEM 3.           LEGAL PROCEEDINGS.

         From time to time the Company is involved in routine litigation and proceedings in the ordinary course of business. The Company does not have pending any litigation or proceeding that management believes will have a material adverse effect upon the Company.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS.

         No matters were submitted to a vote of the shareholders during the fourth quarter ended January 2, 1999.

                                    PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                  STOCKHOLDER MATTERS.

         The prices in the table below represent the high and low sales price for the Company's common stock as reported by the Nasdaq National Market. As of March 30, 1999, the Company had 1,538 shareholders of record and approximately 7,300 beneficial owners. No cash dividends have been declared, and the present policy of the Board of Directors is to retain all earnings to support operations and to finance expansion.


                                                            1998
                                         -------------------------------------------

                                               High                       Low
------------------------------------------------------------------------------------

First Quarter                                 $24.00                    $15.63
Second Quarter                                $21.50                    $18.38
Third Quarter                                 $22.25                    $17.63
Fourth Quarter                                $29.13                    $19.88
For the Year                                  $29.13                    $15.63


                                                           1997
                                         -------------------------------------------

                                               High                       Low
------------------------------------------------------------------------------------
First Quarter                                 $18.25                    $14.50
Second Quarter                                $21.75                    $16.00
Third Quarter                                 $26.25                    $19.75
Fourth Quarter                                $26.25                    $17.50
For the Year                                  $26.25                    $14.50


ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA


                                                                             Fiscal Year Ended
                                                    ------------------------------------------------------------------------------
                                                   Jan. 2,          Dec. 27,         Dec. 28,         Dec. 30,         Dec. 31,
(In thousands, except per share data)               1999              1997             1996              1995            1994
----------------------------------------------------------------------------------------------------------------------------------

STATEMENT OF EARNINGS DATA:
Net sales                                      $ 1,622,870        $ 1,230,078        $ 784,219        $ 664,123        $ 473,414
Cost of goods sold                               1,409,755          1,074,154          673,407          568,097          405,104
----------------------------------------------------------------------------------------------------------------------------------
           Gross profit                            213,115            155,924          110,812           96,026           68,310
Operating expenses                                 183,670            132,494           92,227           80,302           60,125
----------------------------------------------------------------------------------------------------------------------------------
           Operating profit                         29,445             23,430           18,585           15,724            8,185
----------------------------------------------------------------------------------------------------------------------------------
Other income (expense):
   Interest expense                                 (3,500)            (1,991)            (627)          (2,727)            (388)
   Other, net                                          188                105              176               14             (278)
----------------------------------------------------------------------------------------------------------------------------------
           Other expense, net                       (3,312)            (1,886)            (451)          (2,713)            (666)
----------------------------------------------------------------------------------------------------------------------------------
Earnings before income taxes                        26,133             21,544           18,134           13,011            7,519
Income tax expense                                   9,965              8,297            7,145            5,088            2,985
----------------------------------------------------------------------------------------------------------------------------------
        Net earnings                           $    16,168        $    13,247        $  10,989        $   7,923        $   4,534
----------------------------------------------------------------------------------------------------------------------------------
PER SHARE DATA:
Weighted average common
  shares outstanding                                12,548             11,960           11,209            9,190            9,107
Basic net earnings per common share                   1.29               1.11             0.98             0.86             0.50
Weighted average common shares and
    dilutive potential shares outstanding           13,075             12,491           11,686            9,631            9,600
Diluted net earnings per common share                 1.24               1.06             0.94             0.82             0.47
Book value per share                                 12.09              10.73             8.67             6.00             5.07
Closing price per share                              28.13              21.00            15.25            15.83             8.33
----------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET AND OTHER DATA:
Working capital                                $    55,778        $    52,784        $  42,967        $  30,299        $  16,386
Property, plant and equipment, net                  87,413             71,810           55,697           51,640           35,352
Depreciation and amortization                       10,837              7,843            5,484            5,319            3,481
Capital expenditures                                26,176              8,284            9,074           13,921           12,436
Total assets                                       366,422            288,883          182,897          155,134           99,075
Short-term debt (including current
    installments of long-term debt)                    608                689              650            3,210            3,211
Long-term debt                                      64,928             44,577            7,225           37,009            4,966
Shareholders' equity                               152,416            133,973          101,135           55,791           46,263
Total market value                                 354,691            262,143          177,861          147,219           76,061
Total capital                                      217,952            179,239          109,010           96,010           54,440
Debt-to-capital ratio                                 30.1%              25.3%             7.2%            41.9%            15.0%
Return on equity                                      11.3%               9.9%            14.0%            15.5%            10.4%
P/E ratio                                             22.7               19.8             16.2             19.3             17.7
----------------------------------------------------------------------------------------------------------------------------------


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         GENERAL

         The Company was founded in 1987 as a result of the combination of the businesses of Pocahontas Foods, USA, Inc., a foodservice procurement and merchandising group in Richmond, Virginia, and Caro Produce & Institutional Foods, Inc., a distributor of fresh produce and other foodservice products and services in Louisiana and Texas, and has grown both internally through increased sales to existing and new customers and by acquisition of existing foodservice distributors. The Company's acquisitions include:


- the November 1987 acquisition of Pocahontas Foodservice, Inc., a broadline distributor based in Gainesville, Florida;
- the July 1988 acquisition of Kenneth O. Lester Company, Inc., a broadline and customized distributor based in Lebanon, Tennessee;
- the December 1989 acquisition of Hale Brothers, Inc., a broadline distributor based in Morristown, Tennessee ("Hale"); - the December
         1991 acquisition of B&R Foods, Inc., a broadline distributor based in Tampa, Florida; o the December 1992 purchase of certain net assets of Loubat-L.Frank, Inc., a broadline distributor based in New Orleans, Louisiana;
- the May 1993 acquisition by Hale of Summit Distributors, Inc., a broadline distributor based in Johnson City, Tennessee;
- the January 1995 acquisition of Milton's Foodservice, Inc., a broadline distributor based in Atlanta, Georgia ("Milton's");
- the June 1995 acquisition by Milton's of Cannon Foodservice, Inc., a broadline distributor based in Asheville, North Carolina ("Cannon");
-        the December 1996 acquisition of certain net assets of McLane
         Foodservice-Temple, Inc., which business is now conducted as Performance Food Group of Texas, LP ("PFG of Texas"), a broadline distributor based in Temple, Texas;
-        the April 1997 acquisition of certain net assets by Hale of Tenneva
         Foodservice, Inc. ("Tenneva"), a broadline distributor based in Bristol, Virginia;
-        the May 1997 acquisition of certain net assets of Central Florida
         Finer Foods, Inc. ("CFFF"), a broadline distributor based in Winter
         Haven, Florida;
- the June 1997 acquisition of W. J. Powell Company, Inc. ("Powell"), a broadline distributor based in Thomasville, Georgia;
-        the October 1997 acquisition of AFI Food Service Distributors, Inc.
         ("AFI"), a broadline distributor based in Elizabeth, New Jersey;
-        the June 1998 acquisition of certain net assets of Affiliated Paper
         Companies, Inc. ("APC"), a foodservice procurement and merchandising group based in Tuscaloosa, Alabama; and
-        the July 1998 acquisition of certain net assets of Virginia
         Foodservice Group, Inc. ("VFG"), a broadline distributor based in Richmond, Virginia.


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

         The Company uses a 52/53 week fiscal year ending on the Saturday closest to December 31. Consequently, the Company will periodically have a 53-week fiscal year. The Company's fiscal years ended January 2, 1999, December 27, 1997 and December 28, 1996, herein referred to as 1998, 1997 and 1996, respectively, were 53, 52 and 52-week years.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the components of the consolidated statements of earnings expressed as a percentage of net sales.

                                                     1998           1997            1996
----------------------------------------------------------------------------------------
Net sales                                           100.0%         100.0%          100.0%
Cost of goods sold                                   86.9           87.3            85.9
----------------------------------------------------------------------------------------
     Gross profit                                    13.1           12.7            14.1
Operating expenses                                   11.3           10.8            11.7
----------------------------------------------------------------------------------------
     Operating profit                                 1.8            1.9             2.4
Other expense, net                                    0.2            0.1             0.1
----------------------------------------------------------------------------------------
     Earnings before income taxes                     1.6            1.8             2.3
Income tax expense                                    0.6            0.7             0.9
----------------------------------------------------------------------------------------
     Net earnings                                     1.0%           1.1%            1.4%
----------------------------------------------------------------------------------------


COMPARISON OF 1998 TO 1997

         Net sales increased 31.9% to $1.62 billion for 1998 compared with $1.23 billion for 1997. Net sales in the Company's existing operations increased 19% over 1997, while acquisitions contributed an additional 13% to the Company's sales growth. The 19% internal sales growth also included approximately 2% from the 53rd week in the Company's fiscal year. Inflation during 1998 accounted for approximately 1% of the sales growth.

         Gross profit increased 36.7% to $213.1 million in 1998 compared with $155.9 million in 1997. Gross profit margin increased to 13.1% in 1998 compared to 12.7% in 1997. The increase in gross profit margin was due to a number of factors. During the second half of 1997 and during 1998, the Company acquired a number of broadline distribution and merchandising companies that have higher gross margins than the Company's customized distribution operations. The improvement in gross profit margin as a result of these acquisitions was offset by internal sales growth during 1998 of certain of the Company's large multi-unit chain accounts serviced by the customized distribution operations, which grew approximately 26% in 1998. These large multi-unit chain customers are generally higher volume, lower gross margin accounts. Sales also grew internally in the Company's produce processing operations by approximately 51% during 1998 which operations currently have higher margins than the Company's foodservice distribution operations.

         Operating expenses increased 38.6% to $183.7 million in 1998 from $132.5 million in 1997. As a percentage of net sales, operating expenses increased to 11.3% in 1998 compared with 10.8% in 1997. The increase in operating expenses as a percent of net sales primarily reflects increased labor costs including recruiting and training additional personnel, primarily in the transportation and warehouse areas which are an integral part of the Company's distribution service. These increased labor costs may continue depending upon economic and labor conditions in the Company's various markets in which it operates. Operating expenses as a percentage of net sales were also impacted by the acquisition of APC which has a higher expense ratio than many of the Company's other subsidiaries. Operating expenses were also impacted by the start-up of two new distribution centers, which are replacing older, less efficient facilities, that became operational at the end of 1998 and early 1999. The Company also incurred certain start-up expenses as a result of leasing a new distribution facility to service the continued growth of certain of the Company's multi-unit chain customers, which became operational in early 1997.

         Operating profit increased 25.7% to $29.4 million in 1998 from $23.4 million in 1997. Operating profit margin decreased to 1.8% for 1998 from 1.9% for 1997.

         Other expense increased to $3.3 million in 1998 from $1.9 million in 1997. Other expense includes interest expense, which increased to $3.5 million in 1998 from $2.0 million in 1997. The increase in interest expense was due primarily to higher debt levels as a result of the Company's various acquisitions and working capital requirements.

         Income tax expense increased 20.1% to $10.0 million in 1998 from $8.3 million in 1997 as a result of higher pre-tax earnings. As a percentage of earnings before income taxes, income tax expense was 38.1% for 1998 versus 38.5% in 1997.

         Net earnings increased 22.0% to $16.2 million in 1998 from $13.2 million in 1997. As a percentage of net sales, net earnings decreased to 1.0% in 1998 from 1.1% in 1997.

COMPARISON OF 1997 TO 1996

         Net sales increased 56.9% to $1.23 billion for 1997 from $784.2 million for 1996. Net sales in the Company's existing operations increased 23% over 1996 while acquisitions contributed an additional 34% to the Company's total sales growth. Inflation amounted to less than 1% for 1997.

         Gross profit increased 40.7% to $155.9 million in 1997 from $110.8 million in 1996. Gross profit margin decreased to 12.7% in 1997 compared to 14.1% in 1996. The decline in gross profit margin was due primarily to the following factors. Sales increased during 1997 to certain multi-unit chain customers serviced by the Company's customized distribution operations, which generally are higher-volume, lower gross margin accounts but also allow for more efficient deliveries and use of capital, resulting in lower operating expenses. In addition, the Company's gross margin was impacted by the renegotiation of its distribution agreement with its largest multi-unit chain customer in early 1997. Gross profit margins also declined as a result of the acquisition of PFG of Texas, whose gross margins are lower than those in many of the Company's other broadline subsidiaries, due in part to their customer mix which includes a greater concentration of multi-unit chain customers. The decline in gross profit margins was offset in part by improved capacity utilization in the Company's produce processing operations.

         Operating expenses increased 43.7% to $132.5 million in 1997 compared with $92.2 million in 1996. As a percentage of net sales, operating expenses declined to 10.8% in 1997 from 11.7% in 1996. The decrease in operating expenses as a percent of net sales primarily reflects better use of the Company's facilities at the increased level of sales and continued shift in mix of sales to certain of the Company's rapidly growing multi-unit chain customers discussed above. These improvements in utilization were offset in part by increased labor costs including recruiting and training additional personnel, primarily in the transportation and warehouse areas, which are an integral part of the Company's distribution service. In 1997, the Company's operating expenses as a percentage of net sales was adversely impacted by PFG of Texas as the Company integrated those acquired operations, while at the same time expanding those operations. Additionally, 1996 was negatively impacted by increased costs related to the severe weather experienced in the East and Midwest during the first quarter of 1996. Additionally, the Company leased a 75,000 square foot customized distribution center in Belcamp, Maryland, to service the continued growth of certain of the Company's multi-unit chain customers, which became operational in February 1997, and completed construction of a 75,000 square foot customized distribution center in Dallas, Texas, which became operational in February 1996. The Company incurred certain start-up expenses for these facilities, the impacts of which are approximately comparable.

         Operating profit increased 26.1% to $23.4 million in 1997 from $18.6 million in 1996. Operating profit margin declined to 1.9% for 1997 from 2.4% for 1996.

         Other expense increased to $1.9 million in 1997 from $451,000 in 1996. Other expense includes interest expense, which increased to $2.0 million in 1997 from $627,000 in 1996. The increase in interest expense is due to higher debt levels in 1997 as a result of the Company's various acquisitions. Other expense during 1997 also includes a $1.3 million gain from insurance proceeds related to covered losses at one of the Company's processing and distribution facilities which offsets a $1.3 million writedown of certain leasehold improvements associated with the termination of the lease on one of the Company's distribution facilities.

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

         Cash provided by operating activities was $21.9 million and $24.2 million for 1998 and 1997, respectively. The decrease in cash provided by operating activities resulted primarily from higher net earnings and increased payables levels offset by an increase in accounts receivables and inventories.

         Cash used by investing activities was $46.6 million and $59.2 million for 1998 and 1997, respectively. Investing activities include additions to and disposal of property, plant and equipment and the acquisition of businesses. During 1998, the Company paid $23.9 million for the acquisition of businesses, net of cash on hand at the acquired companies. The Company's total capital expenditures for 1998 were $26.2 million. Investing activities in 1998 also included $3.6 million from the sale of property and equipment.

         Cash provided by financing activities was $28.5 million and $33.0 million in 1998 and 1997, respectively. Financing activities included net repayments in 1998 of $26.6 million and net borrowings in 1997 of $27.2 million on the Company's revolving credit facility ("Credit Facility"). Financing activities in 1998 also included net proceeds of $50.0 million from the Company's issuance of unsecured 6.77% Senior Notes due May 8, 2010 in a private placement. Proceeds of the issue were used to repay amounts outstanding under the Credit Facility and for general corporate purposes.

         The Company has $30.0 million of borrowing capacity under its Credit Facility with a commercial bank that expires in February 2001. Approximately $12.5 million was outstanding under the Credit Facility at January 2, 1999. The Company was also contingently liable for $6.0 million of outstanding letters of credit that reduce amounts available under the Credit Facility. At January 2, 1999, the Company had $11.5 million available under the Credit Facility. The Credit Facility bears interest at LIBOR plus a spread over LIBOR, which varies based on the ratio of funded debt to total capital. At January 2, 1999, the Credit Facility bore interest at 5.72%. Additionally, the Credit Facility requires the maintenance of certain financial ratios, as defined, regarding debt to tangible net worth, cash flow coverage and current assets to current liabilities. Subsequent to year end, the Company entered into an agreement with a group of banks to provide an $85.0 million credit facility that replaces the existing credit facility.

         On September 12, 1997, the Company completed a $42.0 million master operating lease agreement to construct new distribution centers, two of which were substantially complete at the end of 1998. Under this agreement, the lessor owns the distribution centers, incurs the related debt to construct the facilities and thereafter leases each facility to the Company. The Company has entered into a commitment to lease each facility for a period beginning upon completion of each property and ending on September 12, 2002, including extensions. Upon the expiration of each lease, the Company has the option to renegotiate the lease, sell the facility to a third party or to purchase the facility at its original cost. If the Company does not exercise its purchase options, the Company has significant residual value guarantees of each property. The Company expects the fair value of the properties included in this agreement to eliminate or substantially reduce the Company's exposure under the residual value guarantee. At January 2, 1999, total expenditures to date were approximately $18.6 million under this facility, which costs have been borne by the lessor.

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

         The Company believes that cash flow from operations and borrowings under the Company's credit facilities will be sufficient to finance its operations and anticipated growth for the foreseeable future.

BUSINESS COMBINATIONS

         On June 1, 1998, the Company acquired certain net assets related to the group and chemicals business of Affiliated Paper Companies, Inc. ("APC"), a privately owned marketing organization based in Tuscaloosa, Alabama. APC provides procurement and merchandising services for a variety of paper, disposable and sanitation supplies to more than 300 independent distributors. On July 27, 1998, the Company acquired certain net assets of the Virginia Foodservice Group ("VFG") based in Richmond, Virginia, a division of a privately owned foodservice distributor in which a member of the Company's management has a minor ownership interest. VFG is a foodservice distributor primarily servicing traditional foodservice customers in the central Virginia market. Collectively, these companies had 1997 net sales of approximately $69 million. The aggregate purchase price of approximately $24 million was financed with proceeds from an existing credit facility. The aggregate consideration payable to the former shareholders of APC and VFG is subject to increase in certain circumstances.

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

         During 1997, the Company completed the acquisitions of a number of foodservice distributors, including the acquisition of Tenneva Foodservice, Inc. ("Tenneva") on April 11, 1997, Central Florida Finer Foods, Inc. ("CFFF") on May 12, 1997, Powell on June 28, 1997 and AFI on October 31, 1997. The operations of Tenneva and CFFF have been combined with the operations of certain of the Company's existing subsidiaries. Collectively, these companies had 1996 net sales of approximately $130 million. The aggregate purchase price of the acquisitions was approximately $39 million, plus the assumption of approximately $12 million of debt. The aggregate purchase price for the acquisitions was financed by issuing 660,827 shares of the Company's common stock, $7 million of promissory notes paid on January 2, 1998 and the remainder with proceeds from an existing credit facility. The aggregate consideration payable to the former shareholders of AFI is subject to increase in certain circumstances.

         These acquisitions have been accounted for using the purchase method and, accordingly, the acquired assets and liabilities have been recorded at their estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of tangible net assets acquired was approximately $24.0 million in 1998 and $44.2 million in 1997 is being amortized on a straight-line basis over estimated lives ranging from 5 to 40 years.

         Subsequent to year end, the Company completed a merger with NorthCenter Foodservice Corporation ("NCF"), in which NCF became a wholly-owned subsidiary of the Company. NCF was a privately-owned foodservice distributor based in Augusta, Maine and had 1998 net sales of approximately $98 million. The merger will be accounted for as a pooling-of-interests and resulted in the issuance of 850,000 shares of the Company's common stock in exchange for all of the outstanding stock of NCF.

YEAR 2000 ISSUE

State of Readiness

         In mid 1997, the Company initiated a project to address any potential business disruptions related to data processing problems as a result of the year 2000 issue. Initially, the project focused primarily on the Company's information technology ("IT") systems. However, the project was subsequently expanded to include non-IT systems including transportation and warehouse refrigeration systems, telecommunications, utilities, etc. The project consists of a number of phases: awareness, assessment, programming/testing and implementation. With respect to IT systems, the Company has completed the first three phases and is approximately 40% complete with the implementation phase. The Company expects to complete the implementation phase for IT systems during the third quarter of 1999. With respect to non-IT systems, the Company is in the assessment phase to identify all critical systems requiring remediation and is developing a timetable for remediation based upon that assessment. As part of the year 2000 project, the Company has initiated communications with its significant merchandise suppliers and major customers to assess their state of readiness for the year 2000. A significant percentage of suppliers and customers have provided the Company with written responses regarding their state of year 2000 readiness. The Company is continuing to evaluate key business processes to identify any additional non-IT systems requiring remediation and to work with key suppliers and customers in preparing for the year 2000. Despite this continuing effort, the Company can provide no assurance that the IT and non-IT systems of third party business partners with whom the Company relies upon will be year 2000 compliant.

Costs

         In addition to the year 2000 project, the Company has underway a project to standardize the computer systems at nine of its broadline distribution subsidiaries, which operate in a distributed computing environment. The decision to standardize the computer system used in these subsidiaries was based on the Company's continued growth and need to capture information to improve operating efficiencies and capitalize on the Company's combined purchasing power. The plan to standardize these systems was not accelerated by the year 2000 issue. Additionally, one of the Company's distribution subsidiaries, which operates four distribution facilities, processes information in a centralized computing environment. Therefore, the Company's year 2000 remediation efforts have been minimized by focusing its year 2000 programming on two primary operating systems. The Company anticipates incurring approximately $600,000 related to remediating its IT systems for year 2000 compliance, of which the Company has incurred approximately $300,000 to date. The Company has not completed quantifying the remediation costs regarding non-IT systems. Year 2000 remediation costs are being expensed as incurred over the life of the project and are not expected to have a material effect on the Company's results of operations.

Risks and Contingency Plans

         The Company is currently assessing the consequences of its IT and non-IT remediation efforts not being completed timely or its efforts not being successful. As part of this assessment process, the Company is developing contingency plans including plans to address interruption of merchandise and services supplied to customers and supplied by third party business partners. The Company believes the most reasonably likely worst case scenario related to the readiness of IT systems is that the implementation of the year 2000 compliant system in all nine subsidiaries may not be completed timely. The Company's contingency plans in this case include backup plans to process transactions for non-compliant subsidiaries through one of the Company's year 2000 compliant systems. The Company is still formulating these contingency plans. With respect to risks associated with third party merchandise suppliers, the Company believes the most reasonably likely worst case scenario is that some of the Company's merchandise suppliers may have difficulty filling orders and shipping products. The Company believes the risk associated with merchandise suppliers' year 2000 readiness is mitigated by the significant number of Company relationships with alternative suppliers within various product categories, which could be substituted in the event of non-compliance. The Company also believes the number of non-compliant merchandise suppliers will be minimized through its program of communicating with key suppliers and assessing their state of year 2000 readiness. The Company has not yet completed its identification and assessment of all non-IT systems requiring remediation, including various service providers. As the Company's year 2000 project continues, the Company will continue to develop contingency plans and identify alternative business processes and sources of supply for goods and services.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         During 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activity, which is effective for periods beginning after June 15, 1999. The Company is currently evaluating the impact, if any, that SFAS No. 133 will have on the Company's financial position and results of operations.

         During 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, which are effective for periods beginning after December 15, 1997. The impact of these accounting pronouncements did not have a material impact on the Company's financial position or results of operations.

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


                                                                              1998
                                                 --------------------------------------------------------------

                                                   1st               2nd               3rd              4th
                                                 Quarter           Quarter           Quarter          Quarter
(IN THOUSANDS, EXCEPT PER SHARE DATA)
---------------------------------------------------------------------------------------------------------------

Net sales                                        $ 353,482         $ 388,671        $ 415,288         $ 465,429
Gross profit                                        44,800            49,443           55,405            63,467
Operating profit                                     4,913             7,605            8,237             8,690
Earnings before income taxes                         4,170             6,823            7,524             7,616
Net earnings                                         2,565             4,196            4,687             4,720
Basic net earnings per common share                   0.21              0.33             0.37              0.37
Diluted net earnings per common share            $    0.20         $    0.32        $    0.36         $    0.36

                                                                           1997
                                                 --------------------------------------------------------------

                                                   1st               2nd               3rd              4th
                                                 Quarter           Quarter           Quarter          Quarter
(IN THOUSANDS, EXCEPT PER SHARE DATA)
---------------------------------------------------------------------------------------------------------------

Net sales                                        $ 268,537         $ 292,765        $ 336,349         $ 332,427
Gross profit                                        34,777            36,218           42,015            42,914
Operating profit                                     4,158             6,372            6,529             6,371
Earnings before income taxes                         3,725             6,118            6,099             5,602
Net earnings                                         2,271             3,772            3,746             3,458
Basic net earnings per common share                   0.19              0.32             0.31              0.28
Diluted net earnings per common share            $    0.19         $    0.31        $    0.30         $    0.27

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company does not currently use financial instruments for trading purposes nor hold derivative financial instruments that could expose the Company to significant market risk. The Company has no material foreign currency exposure. The Company's primary exposure to market risk is from changing interest rates related to the Company's long-term debt. The Company currently manages this risk through a combination of fixed and floating rates on these obligations. As of January 2, 1999, the Company's total debt consisted of fixed and floating rate debt of $50.0 million and $15.5 million, respectively. Substantially all of the Company's floating rate debt is based on LIBOR.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                                                                    Page of Form 10-K
                                                                                    -----------------
         Financial Statements:
             Report of Independent Auditors........................................        F-1
             Consolidated Balance Sheets...........................................        F-2
             Consolidated Statements of Earnings...................................        F-3
             Consolidated Statements of Shareholders' Equity.......................        F-4
             Consolidated Statements of Cash Flows.................................        F-5
             Notes to Consolidated Financial Statements............................        F-6

         Financial Statement Schedules:
             Independent Auditors' Report on Financial Statement
                 Schedule..........................................................        S-1
             Schedule II - Valuation and Qualifying Accounts.......................        S-2

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The Proxy Statement issued in connection with the Shareholders' meeting to be held on May 5, 1999 contains under the caption "Proposal 1:
Election of Directors" information required by Item 10 of Form 10-K and is incorporated herein by reference. Pursuant to General Instruction G(3), certain information concerning executive officers of the Company is included in Part I of this Form 10-K, under the caption "Executive Officers."

ITEM 11. EXECUTIVE COMPENSATION.

         The Proxy Statement issued in connection with the Shareholders' meeting to be held on May 5, 1999 contains under the caption "Executive Compensation" information required by Item 11 of Form 10-K and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The Proxy Statement issued in connection with the Shareholders' meeting to be held on May 5, 1999 contains under the captions "Security Ownership of Certain Beneficial Owners" and "Proposal 1: Election of Directors" information required by Item 12 of Form 10-K and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The Proxy Statement issued in connection with the Shareholders' meeting to be held on May 5, 1999 contains under the caption "Certain Transactions" information required by Item 13 of Form 10-K and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a).     1.       Financial Statements. See index to Financial Statements on page 24 of this Form 10-K.

         2.       Financial Statement Schedules.  See of page 24 this Form 10-K.

         3.       Exhibits:

A.       INCORPORATED BY REFERENCE TO THE COMPANY'S REGISTRATION STATEMENT ON FORM S-1 (NO. 33-64930):

Exhibit
Number                                               Description
-------                                              -----------

 3.1         --   Restated Charter of Registrant.

 3.2         --   Restated Bylaws of Registrant.

 4.1         --   Specimen Common Stock certificate.

 4.2         --   Article 5 of the Registrant's Restated Charter (included in Exhibit 3.1).

 4.3         --   Article 6 of the Registrant's Restated Bylaws (included in Exhibit 3.2).

10.1         --   Loan Agreement dated July 7, 1988, as amended by various amendments thereto, by and between the
                  Pocahontas Food Group, Inc. Employee Savings and Stock Ownership Trust, Sovran Bank/Central
                  South, Trustee, Pocahontas Food Group, Inc., and Third National Bank, Nashville, Tennessee.

10.2         --   Guaranty Agreement dated July 7, 1988 by and between Pocahontas Food Group, Inc. and Third
                  National Bank, Nashville, Tennessee.

10.3         --   1989 Non-Qualified Stock Option Plan.

10.4         --   1993 Employee Stock Incentive Plan.

10.5         --   1993 Outside Directors' Stock Option Plan.

10.6         --   Performance Food Group Employee Savings and Stock Ownership Plan.

10.7         --   Trust Agreement for Performance Food Group Employee Savings and Stock Ownership Plan.

10.8         --   Form of Pocahontas Food Group, Inc. Executive Deferred Compensation Plan.

10.9         --   Form of Indemnification Agreement.

10.10        --   Pledge Agreement dated March 31, 1993 by and between Hunter C. Sledd, Jr. and Pocahontas Foods,
                  USA, Inc.

B.       INCORPORATED BY REFERENCE TO THE COMPANY'S ANNUAL REPORT ON FORM 10-K
         FOR THE FISCAL YEAR ENDED JANUARY 1, 1994:

Exhibit
Number                                               Description
-------                                              -----------

10.11        --   First Amendment to the Trust Agreement for Pocahontas Food Group, Inc. Employee Savings and
                  Stock Ownership Plan.

10.12        --   Performance Food Group Employee Stock Purchase Plan.


C.       INCORPORATED BY REFERENCE TO THE COMPANY'S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED APRIL 2, 1994:

Exhibit
Number                                               Description
-------                                              -----------

10.13        --   Amendment to Loan Agreement dated March 4, 1994 by and among Performance Food Group Company Employee Savings and Stock Ownership Plan, First Tennessee Bank, N.A., Performance Food Group Company and Third National Bank,
                  Nashville, Tennessee.

D.       INCORPORATED BY REFERENCE TO THE COMPANY'S REPORT ON FORM 8-K DATED JANUARY 3, 1995:

Exhibit
Number                                               Description
-------                                              -----------

10.14        --   Second Amendment to Loan Agreement dated January 3, 1995 between Performance Food Group Company, Employee Savings and Stock Ownership Trust, First Tennessee Bank, N.A. as trustee, Performance Food Group Company and Third
                  National Bank, Nashville, Tennessee.


E.       INCORPORATED BY REFERENCE TO THE COMPANY'S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 28, 1996:

Exhibit
Number                                               Description
-------                                              -----------

10.15        --   Revolving Credit Agreement dated July 8, 1996 by and between Performance Food Group Company and First Union
                  National Bank of Virginia.

F.       INCORPORATED BY REFERENCE TO THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 28, 1996.

Exhibit
Number                                               Description
-------                                              -----------

10.16        --   Performance Food Group Company Employee Savings and Stock Ownership Plan Savings Trust.


G.       INCORPORATED BY REFERENCE TO THE COMPANY'S REPORT ON FORM 8-K DATED MAY 20, 1997:

Exhibit
Number                                               Description
-------                                              -----------

10.17        --   Rights Agreement dated as of May 16, 1997 between Performance Food Group Company and First Union National Bank of
                  North Carolina, as Rights Agent.

H.       INCORPORATED BY REFERENCE TO THE COMPANY'S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 27, 1997:

Exhibit
Number                                               Description
-------                                              -----------

10.18        --   Amendment No. 1 to Revolving Credit Agreement dated as of July 8, 1996 by and among Performance Food Group
                  Company and First Union National Bank.

10.19        --   Participation Agreement dated as of August 29, 1997 among Performance Food Group Company, First Security Bank,
                  National Association and First Union National Bank (as agent for the Lenders and Holders).


10.20        --   Lease Agreement dated as of August 29, 1997 between First Security Bank, National Association and Performance Food Group Company.

I.       INCORPORATED BY REFERENCE TO THE COMPANY'S ANNUAL REPORT ON FORM 10-K
         FOR THE FISCAL YEAR ENDED DECEMBER 27, 1997:

Exhibit
Number                                               Description
-------                                              -----------

10.21        --   Second Amendment to Revolving Credit Agreement dated July 8, 1996 by and among Performance
                  Food Group Company and First Union National Bank.

10.22        --   Form of Change in Control Agreement dated October 29, 1997 with Blake P. Auchmoody, John D.
                  Austin, Roger L. Boeve, John R. Crown, Charles M. Gray, Thomas Hoffman, Mark H. Johnson, Kenneth
                  Peters, Robert C. Sledd and David W. Sober.

10.23        --   Form of Change in Control Agreement dated October 29, 1997 with certain key executives.

J.       INCORPORATED BY REFERENCE TO THE COMPANY'S QUARTERLY REPORT ON FORM 10-Q FOR
         THE QUARTER ENDED MARCH 28, 1998:

Exhibit
Number
-------

10.24        --   Third Amendment to Revolving Credit Agreement dated as of July 8, 1996 by and among Performance
                  Food Group Company and First Union National Bank.

K.       INCORPORATED BY REFERENCE TO THE COMPANY'S QUARTERLY REPORT ON FORM
         10-Q FOR THE QUARTER ENDED JUNE 27, 1998:

Exhibit
Number
-------

10.25        --   Fourth Amendment to Revolving Credit Agreement dated as of July 8, 1996 by and among
                  Performance Food Group Company and First Union National Bank.

10.26        --   Form of Note Purchase Agreement dated as of May 8, 1998 for 6.77% Senior Notes due May 8, 2010.

L.       INCORPORATED BY REFERENCE TO THE COMPANY'S QUARTERLY REPORT ON FORM
         10-Q FOR THE QUARTER ENDED SEPTEMBER 26, 1998:

Exhibit
Number
-------

10.27        --   Fifth Amendment to Revolving Credit Agreement dated as of July 8, 1996 by and among Performance
                  Food Group Company and First Union National Bank.

M.      FILED HEREWITH:
Exhibit
Number                                               Description
-------                                              -----------

10.28         --  Performance Food Group Company Executive Deferred Compensation Plan

21            --  List of Subsidiaries

23.1          --  Consent of Independent Auditors

27.1          --  Financial Data Schedule  (SEC purposes only)

27.2          --  Restated Financial Data Schedule for Year Ended December 27, 1997 (SEC purposes only).

27.3          --  Restated Financial Data Schedule for Year Ended December 28, 1996 (SEC purposes only).

(b)           During the fourth quarter ended January 2, 1999, the Company filed no reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Richmond, State of Virginia, on March 31, 1999.

                                    PERFORMANCE FOOD GROUP COMPANY


                                    By:  /s/ Robert C. Sledd
                                       ---------------------------
                                       Robert C. Sledd, Chairman


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


        SIGNATURE                                                   TITLE                                  DATE
        ---------                                                   -----                                  ----

/s/ Robert C. Sledd                                 Chairman, Chief Executive Officer and              March 31, 1999
-------------------------------------               Director [PRINCIPAL EXECUTIVE OFFICER]
Robert C. Sledd

/s/ C. Michael Gray                                 President, Chief Operating Officer and             March 31, 1999
-------------------------------------               Director
C. Michael Gray

/s/ Roger L. Boeve                                  Executive Vice President and Chief                 March 31, 1999
-------------------------------------
Roger L. Boeve                                      Financial Officer [PRINCIPAL FINANCIAL
                                                    OFFICER AND PRINCIPAL ACCOUNTING OFFICER]

/s/ David W. Sober                                  Vice President and Secretary                       March 31, 1999
-------------------------------------
David W. Sober

/s/ Charles E. Adair                                Director                                           March 31, 1999
-------------------------------------
Charles E. Adair

/s/ Fred C. Goad, Jr.                               Director                                           March 31, 1999
-------------------------------------
Fred C. Goad, Jr.

/s/ Timothy M. Graven                               Director                                           March 31, 1999
-------------------------------------
Timothy M. Graven

/s/ John E. Stokely                                 Director                                           March 31, 1999
-------------------------------------
John E. Stokely

                         REPORT OF INDEPENDENT AUDITORS



The Board of Directors
Performance Food Group Company:

We have audited the accompanying consolidated balance sheets of Performance Food Group Company and subsidiaries (the "Company") as of January 2, 1999 and December 27, 1997, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the fiscal years in the three-year period ended January 2, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Performance Food Group Company and subsidiaries as of January 2, 1999 and December 27, 1997, and the results of their operations and their cash flows for each of these fiscal years in the three-year period ended January 2, 1999, in conformity with generally accepted accounting principles.



                                              /s/ KPMG LLP

Richmond, Virginia
February 7, 1999

CONSOLIDATED BALANCE SHEETS

---------------------------------------------------------------------------------------------------------------
                                                                                 January 2,        December 27,
(Dollar amounts in thousands, except per share amounts)                             1999              1997
---------------------------------------------------------------------------------------------------------------

ASSETS
Current assets:
      Cash                                                                         $   7,415       $   3,653
      Trade accounts and notes receivable, less allowance for doubtful
           accounts of $3,617 and $2,680                                             101,874          80,054
       Inventories                                                                    84,784          72,951
       Prepaid expenses and other current assets                                       4,652           2,548
       Deferred income taxes                                                             808             388
------------------------------------------------------------------------------------------------------------
                Total current assets                                                 199,533         159,594
Property, plant and equipment, net                                                    87,413          71,810
Goodwill, net of accumulated amortization of $3,552 and $1,866                        72,316          52,189
Other intangible assets, net of accumulated amortization of $1,660 and $1,068          5,152           3,508
Other assets                                                                           2,008           1,782
------------------------------------------------------------------------------------------------------------
                Total assets                                                       $ 366,422       $ 288,883
============================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
       Outstanding checks in excess of deposits                                    $  31,768       $  19,859
       Current installments of long-term debt                                            608             689
       Trade accounts payable                                                         89,100          67,455
       Accrued expenses                                                               22,279          16,896
       Income taxes payable                                                               --           1,911
------------------------------------------------------------------------------------------------------------
                Total current liabilities                                            143,755         106,810
Long-term debt, excluding current installments                                        64,928          44,577
Deferred income taxes                                                                  5,323           3,523
------------------------------------------------------------------------------------------------------------
                Total liabilities                                                    214,006         154,910
------------------------------------------------------------------------------------------------------------

Shareholders' equity:
       Preferred stock, $.01 par value; 5,000,000 shares authorized;
            no shares issued, preferences to be defined when issued                       --              --
       Common stock, $.01 par value; 50,000,000 shares authorized;
            12,608,597 shares and  12,483,110 shares issued and outstanding              126             125
       Additional paid-in capital                                                     88,974          87,198
       Retained earnings                                                              66,185          50,017
------------------------------------------------------------------------------------------------------------
                                                                                     155,285         137,340
       Loan to leveraged employee stock ownership plan                                (2,869)         (3,367)
------------------------------------------------------------------------------------------------------------
                Total shareholders' equity                                           152,416         133,973
Commitments and contingencies (notes 4, 7, 8, 10, 11, 12 and 14)
------------------------------------------------------------------------------------------------------------
                Total liabilities and shareholders' equity                         $ 366,422       $ 288,883
============================================================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF EARNINGS


-----------------------------------------------------------------------------------------------------------
                                                                           Fiscal Year Ended
                                                           ------------------------------------------------
                                                             January 2,      December 27,      December 28,
(Dollar amounts in thousands, except per share amounts)         1999             1997               1996
-----------------------------------------------------------------------------------------------------------

Net sales                                                  $ 1,622,870       $ 1,230,078        $ 784,219
Cost of goods sold                                           1,409,755         1,074,154          673,407
---------------------------------------------------------------------------------------------------------
          Gross profit                                         213,115           155,924          110,812
Operating expenses                                             183,670           132,494           92,227
---------------------------------------------------------------------------------------------------------
          Operating profit                                      29,445            23,430           18,585
Other income (expense):
     Interest expense                                           (3,500)           (1,991)            (627)
     Other, net                                                    188               105              176
---------------------------------------------------------------------------------------------------------
          Other expense, net                                    (3,312)           (1,886)            (451)
---------------------------------------------------------------------------------------------------------
          Earnings before income taxes                          26,133            21,544           18,134
Income tax expense                                               9,965             8,297            7,145
---------------------------------------------------------------------------------------------------------
          Net earnings                                     $    16,168       $    13,247        $  10,989
=========================================================================================================

Weighted average common shares outstanding                      12,548            11,960           11,209
Basic net earnings per common share                        $      1.29       $      1.11        $    0.98
=========================================================================================================

Weighted average common shares and dilutive
     potential common shares outstanding                        13,075            12,491           11,686
Diluted net earnings per common share                      $      1.24       $      1.06        $    0.94
=========================================================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

---------------------------------------------------------------------------------------------------------------------------------
                                                       Common Stock                                       Loan to        Total
                                                  ----------------------    Additional     Retained      leveraged   shareholders'
(Dollar amounts in thousands)                        Shares       Amount  paid-in capital  earnings        ESOP         equity
---------------------------------------------------------------------------------------------------------------------------------

Balance at December 30, 1995                       9,300,006       $ 93      $ 34,172       $25,781      $ (4,255)      $  55,791
    Proceeds from offering of
        common stock                               2,255,455         23        33,306            --            --          33,329
    Employee stock option, incentive
        and purchase plans and related
        income tax benefits                          107,691          1           607            --            --             608
    Principal payments on loan to
        leveraged ESOP                                    --         --            --            --           420             420
    Payment for fractional shares resulting
        from 3-for-2 stock split                        (137)        --            (2)           --            --              (2)
    Net earnings                                          --         --            --        10,989            --          10,989
---------------------------------------------------------------------------------------------------------------------------------
Balance at December 28, 1996                      11,663,015        117        68,083        36,770        (3,835)        101,135
    Issuance of shares for acquisitions              660,827          6        16,509            --            --          16,515
    Employee stock option, incentive
        and purchase plans and related
        income tax benefits                          159,268          2         2,606            --            --           2,608
    Principal payments on loan to
        leveraged ESOP                                    --         --            --            --           468             468
    Net earnings                                          --         --            --        13,247            --          13,247
---------------------------------------------------------------------------------------------------------------------------------
Balance at December 27, 1997                      12,483,110        125        87,198        50,017        (3,367)        133,973
    Employee stock option, incentive
        and purchase plans and related
        income tax benefits                          125,487          1         1,776            --            --           1,777
    Principal payments on loan to
        leveraged ESOP                                    --         --            --            --           498             498
    Net earnings                                          --         --            --        16,168            --          16,168
---------------------------------------------------------------------------------------------------------------------------------
Balance at January 2, 1999                        12,608,597       $126      $ 88,974       $66,185      $ (2,869)      $ 152,416
=================================================================================================================================

See accompanying notes to consolidate financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS


----------------------------------------------------------------------------------------------------------------------------------
                                                                                                       Fiscal Year Ended
                                                                                           ---------------------------------------
                                                                                           January 2,    December 27, December 28,
(Dollar amounts in thousands)                                                                 1999          1997           1996
----------------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
Net earnings                                                                                $ 16,168      $ 13,247       $ 10,989
Adjustments to reconcile net earnings to net cash provided
   by operating activities:
       Depreciation and amortization                                                          10,837         7,843          5,484
       ESOP contributions applied to principal of ESOP debt                                      498           468            420
       Gain on disposal of property, plant and equipment                                         (27)          (58)           (53)
       Deferred income taxes                                                                   1,380         1,241             53
       Gain on insurance settlement                                                               --        (1,300)            --
       Loss on write-off of leasehold improvements                                                --         1,287             --
       Changes in operating assets and liabilities, net of effects of companies acquired:
                Increase in trade accounts and notes receivable                              (16,837)       (3,347)       (11,425)
                Increase in inventories                                                       (9,178)       (6,904)       (10,161)
                Increase in prepaid expenses and other
                   current assets                                                             (1,972)         (799)           (74)
                Increase in trade accounts payable                                            19,486        11,196         12,551
                Increase in accrued expenses                                                   3,460           933            898
                Increase (decrease) in income taxes payable                                   (1,911)          432          1,239
---------------------------------------------------------------------------------------------------------------------------------
                Total adjustments                                                              5,736        10,992         (1,068)
---------------------------------------------------------------------------------------------------------------------------------
                Net cash provided by operating activities                                     21,904        24,239          9,921
---------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities, net of effects of companies acquired:
    Purchases of property, plant and equipment                                               (26,176)       (8,284)        (9,074)
    Proceeds from sale of property, plant and equipment                                        3,600           160            196
    Net cash paid for acquisitions                                                           (23,857)      (54,631)            --
    Net proceeds from insurance settlement                                                        --         4,200             --
    Increase in intangibles and other assets                                                    (187)         (635)          (416)
---------------------------------------------------------------------------------------------------------------------------------
                Net cash used by investing activities                                        (46,620)      (59,190)        (9,294)
---------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Increase (decrease) in outstanding checks in excess
        of deposits                                                                           11,317         3,929           (896)
    Net proceeds from (payments on) revolving credit facility                                (26,560)       27,183         (1,622)
    Repayment of promissory notes                                                             (7,278)           --             --
    Proceeds from issuance of senior notes                                                    50,000            --             --
    Principal payments on long-term debt                                                        (778)         (673)       (30,722)
    Net proceeds from stock offering                                                              --            --         33,329
    Employee stock option, incentive and purchase plans
         and related income tax benefit                                                        1,777         2,608            606
---------------------------------------------------------------------------------------------------------------------------------
                Net cash provided by financing activities                                     28,478        33,047            695
---------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                                                3,762        (1,904)         1,322
Cash at beginning of year                                                                      3,653         5,557          4,235
---------------------------------------------------------------------------------------------------------------------------------
Cash at end of year                                                                         $  7,415      $  3,653       $  5,557
=================================================================================================================================

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
January 2, 1999 and December 27, 1997

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

         The Company operates through the following subsidiaries and division:
         Pocahontas Foods, USA, Inc.; Caro Foods, Inc. and subsidiaries ("Caro"); Kenneth O. Lester Company, Inc. ("KOL"); Hale Brothers/Summit, Inc.; Milton's Foodservice, Inc. ("Milton's"); Performance Food Group of Texas, LP ("PFG of Texas"); W.J. Powell Company, Inc. ("Powell"); AFI Food Service Distributors, Inc. ("AFI"); Virginia Foodservice Group, Inc.; Affiliated Paper Companies, Inc.; and B&R Foods division.

         The Company uses a 52/53 week fiscal year ending on the Saturday closest to December 31. The fiscal years ended January 2, 1999, December 27, 1997 and December 28, 1996 (53, 52 and 52 week years, respectively) are referred to herein as 1998, 1997 and 1996, respectively.

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

         (C)      INVENTORIES

         The Company values inventory at the lower of cost or market using both the first-in, first-out (FIFO) and last-in, first-out (LIFO) methods. Approximately 9% of the Company's inventories are accounted for using the LIFO method. Inventories consist primarily of food and food-related products.

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

         (G)      NET EARNINGS PER COMMON SHARE

         Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the weighted average common shares and dilutive potential common shares, calculated using the treasury stock method, outstanding during the period. Dilutive potential common shares consist of options issued under various stock plans described in note 12.

         (H)      STOCK-BASED COMPENSATION

         In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation. This accounting standard encourages, but does not require, companies to record compensation costs for stock-based compensation plans using a fair-value based method of accounting for employee stock options and similar equity instruments. The Company has elected to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock (see note 12).

         (I)      ACCOUNTING ESTIMATES

         The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amounts of assets, liabilities, sales and expenses. Actual results could differ from those estimates.

         (J)      FAIR VALUE OF FINANCIAL INSTRUMENTS

         At January 2, 1999 and December 27, 1997, the carrying value of cash, trade accounts and notes receivable, outstanding checks in excess of deposits, trade accounts payable and accrued expenses approximate their fair value due to the relatively short maturity of those instruments. The carrying value of the Company's long-term debt approximates fair value due to the variable nature of the interest rate charged on such borrowings.

         (K)      IMPAIRMENT OF LONG-LIVED ASSETS

         Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows generated by the individual operating location.

         (L)      RECLASSIFICATIONS

         Certain amounts in the 1997 and 1996 consolidated financial statements have been reclassified to conform with the 1998 presentation.

3.       CONCENTRATION OF SALES AND CREDIT RISK

         Two of the Company's customers, Cracker Barrel Old Country Stores, Inc. ("Cracker Barrel") and Outback Steakhouse, Inc. ("Outback"), account for a significant portion of the Company's consolidated net sales. Net sales to Cracker Barrel accounted for 19%, 22% and 30% of consolidated net sales for 1998, 1997 and 1996, respectively. Net sales to Outback accounted for

         16%, 16% and 19% of consolidated net sales for 1998, 1997 and 1996, respectively. At January 2, 1999, amounts receivable from these two customers represented 17% of total trade receivables.

         Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. As discussed above, a significant portion of the Company's sales and related receivables are generated from two customers. The remainder of the Company's customer base includes a large number of individual restaurants, national and regional chain restaurants and franchises, and other institutional customers. The credit risk associated with trade receivables is minimized by the Company's large customer base and ongoing control procedures which monitor customers' creditworthiness.

4.       BUSINESS COMBINATIONS

         On June 1, 1998, the Company acquired certain net assets related to the group and chemicals business of Affiliated Paper Companies, Inc. ("APC"), a privately owned marketing organization based in Tuscaloosa, Alabama. APC provides procurement and merchandising services for a variety of paper, disposable and sanitation supplies to more than 300 independent distributors. On July 27, 1998, the Company acquired certain net assets of the Virginia Foodservice Group ("VFG") based in Richmond, Virginia, a division of a privately owned foodservice distributor in which a member of the Company's management has a minor ownership interest. VFG is a foodservice distributor primarily servicing traditional foodservice customers in the central Virginia market. Collectively, these companies had 1997 net sales of approximately $69 million. The aggregate purchase price of approximately $24 million was financed with proceeds from an existing credit facility. The aggregate consideration payable to the former shareholders of APC and VFG is subject to increase in certain circumstances.

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

         During 1997, the Company completed the acquisitions of a number of foodservice distributors, including the acquisition of Tenneva Foodservice, Inc. ("Tenneva") on April 11, 1997, Central Florida Finer Foods, Inc. ("CFFF") on May 12, 1997, Powell on June 28, 1997 and AFI on October 31, 1997. The operations of Tenneva and CFFF have been combined with the operations of certain of the Company's existing subsidiaries. Collectively, these companies had 1996 net sales of approximately $130 million. The aggregate purchase price of the acquisitions was approximately $39 million, plus the assumption of approximately $12 million of debt. The aggregate purchase price for the acquisitions was financed by issuing approximately 661,000 shares of the Company's common stock, $7 million of promissory notes paid on January 2, 1998 and the remainder with proceeds from an existing credit facility. The aggregate consideration payable to the former shareholders of AFI is subject to increase in certain circumstances.

         These acquisitions have been accounted for using the purchase method and, accordingly, the acquired assets and liabilities have been recorded at their estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of tangible net assets acquired was approximately $24.0 million in 1998 and $44.2 million in 1997 is being amortized on a straight-line basis over estimated lives ranging from 5 to 40 years.

         The consolidated statements of earnings and cash flows reflect the results of these acquired companies from the date of acquisition through January 2, 1999. The unaudited consolidated results of operations on a pro forma basis as though these acquisitions had been consummated as of the beginning of 1997 are as follows (in thousands, except per share amounts):


                                                                             1998            1997
                                                                          --------------------------

                 Net sales                                                $ 1,660,495    $ 1,382,878
                 Gross profit                                                 223,222        189,874
                 Net earnings                                                  16,091         13,636
                 Basic net earnings per common share                             1.28           1.10
                 Diluted net earnings per common share                    $      1.23    $      1.05


         The pro forma results are presented for information only and are not necessarily indicative of the operating results that would have occurred had these acquisitions been consummated as of the above date.

5.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment as of January 2, 1999 and December 27, 1997 consist of the following (in thousands):


                                                                                           1998       1997
                                                                                        --------------------

           Land                                                                         $   3,718  $   3,638
           Buildings and building improvements                                             64,790     53,815
           Transportation equipment                                                        15,329     14,408
           Warehouse and plant equipment                                                   22,493     22,690
           Office equipment, furniture and fixtures                                        16,526     10,957
           Leasehold improvements                                                           1,939      1,089
           Construction-in-process                                                          2,402      1,770
           -------------------------------------------------------------------------------------------------

                                                                                          127,197    108,367
           Less accumulated depreciation and amortization                                  39,784     36,557
           -------------------------------------------------------------------------------------------------

                   Property, plant and equipment, net                                   $  87,413  $  71,810
           =================================================================================================

6.       SUPPLEMENTAL CASH FLOW INFORMATION (IN THOUSANDS)

                                                                          1998           1997          1996
                                                                       -------------------------------------
             Cash paid during the year for:
                  Interest                                             $  2,989        $  1,816      $   816
             ===============================================================================================
                  Income taxes                                         $ 12,262        $  6,583      $ 5,853
             ===============================================================================================
             Effects of companies acquired:
                  Fair value of assets acquired                        $ 33,417        $ 101,536     $    --
                  Fair value of liabilities assumed                      (9,560)         (30,390)         --
                  Stock issued for acquisitions                              --          (16,515)         --
             -----------------------------------------------------------------------------------------------
                            Net cash paid for acquisitions             $ 23,857        $  54,631     $    --
             ===============================================================================================


7.       LONG-TERM DEBT

         Long-term debt as of January 2, 1999 and December 27, 1997 consists of the following (in thousands):


                                                                     1998           1997
                                                                   ----------------------

        Revolving credit facility                                  $ 12,453      $ 34,284
        Senior Notes                                                 50,000             -
        Promissory notes payable                                          -         7,278
        ESOP loan                                                     2,869         3,367
        Other notes payable                                             214           337
        ---------------------------------------------------------------------------------
                                                                     65,536        45,266
        Less current maturities                                         608           689
        =================================================================================
             Long-term debt, excluding current installments        $ 64,928      $ 44,577
        =================================================================================

         Revolving Credit Facility

         The Company has $30.0 million of borrowing capacity under its Credit Facility with a commercial bank that expires in February 2001. Approximately $12.5 million was outstanding under the Credit Facility at January 2, 1999. At January 2, 1999, the Company was contingently liable for $6.0 million of outstanding letters of credit that reduce amounts available under the Credit Facility. At January 2, 1999, the Company had $11.5 million available under the Credit Facility. The Credit Facility bears interest at LIBOR plus a spread over LIBOR, which varies based on the ratio of funded debt to total capital. At January 2, 1999, the Credit Facility bore interest at 5.72%. Additionally, the Credit Facility requires the maintenance of certain financial ratios, as defined, regarding debt to tangible net worth, cash flow coverage and current assets to current liabilities.

         Senior Notes

         On May 8, 1998, the Company issued $50.0 million of unsecured 6.77% Senior Notes due May 8, 2010 in a private placement. Interest is payable semi-annually. The Notes require the maintenance of certain financial ratios, as defined, regarding debt to capital, fixed charge coverage and minimum net worth. Proceeds of the issue were used to repay amounts outstanding under an existing credit facility and for general corporate purposes.

         ESOP Loan

         The Company sponsors a leveraged employee stock ownership plan that was financed with proceeds of a note payable to a commercial bank (the "ESOP loan"). The ESOP loan is secured by the common stock of the Company acquired by the employee stock ownership plan and is guaranteed by the Company. The loan is payable in quarterly installments of $170,000, which includes interest based on LIBOR plus a spread over LIBOR (5.23% at January 2, 1999). The loan matures in 2003.

         Maturities of long-term debt are as follows (in thousands):


              1999                                                $    608
              2000                                                     622
              2001                                                  13,110
              2002                                                     665
              2003                                                     531
              Thereafter                                            50,000
             =============================================================
                 Total maturities of long-term debt               $ 65,536
             =============================================================

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

         In June 1996, the Company's Board of Directors declared a three-for-two stock split reflected in the form of a 50% stock dividend paid on July 15, 1996 to shareholders of record on July 1, 1996. The split resulted in the issuance of 3,874,807 shares of common stock.

         In May 1997, the Company's Board of Directors declared a dividend of one Stock Purchase Right (a "Right") per share on the Company's common stock outstanding on May 30, 1997. A Right will also accompany each share of common stock issued subsequent to that date. Each Right, when it first becomes exercisable, entitles the holder to purchase from the Company one-hundredth of one share of Preferred Stock, at an initial exercise price of $100 per one-hundredth of one share.

9.       LEASES

         The Company leases various warehouse and office facilities and certain equipment under long-term operating lease agreements that expire at various dates. At January 2, 1999, the Company is obligated under operating lease agreements to make future minimum lease payments as follows (in thousands):


                  1999                                                   $ 11,565
                  2000                                                     10,402
                  2001                                                      8,867
                  2002                                                      7,570
                  2003                                                      5,016
                  Thereafter                                               27,659
                  ---------------------------------------------------------------
                       Total minimum lease payments                      $ 71,079
                  ===============================================================

         Total rental expenses for operating leases in 1998, 1997 and 1996 was approximately $11,894,000, $9,075,000 and $7,900,000, respectively.

         In 1997, the Company completed a $42.0 million master operating lease agreement to construct new distribution centers, two of which were substantially complete at the end of 1998. Under this agreement, the lessor owns the distribution centers, incurs the related debt to construct the facilities and thereafter leases each facility to the Company. The Company has entered into a commitment to lease each facility for a period beginning upon completion of each property and ending on September 12, 2002, including extensions. Upon the expiration of each lease, the Company has the option to renegotiate the lease, sell the facility to a third party or purchase the facility at its original cost. If the Company does not exercise its purchase options, the Company has significant residual value guarantees of each property. The Company expects the fair value of the properties included in this agreement to eliminate or substantially reduce the Company's exposure under the residual value guarantee. At January 2, 1999, total expenditures to date were approximately $18.6 million under this facility, which costs have been borne by the lessor.

10.      INCOME TAXES


          Income tax expense consists of the following (in thousands):


                                                                                   1998        1997        1996
                                                                                 -------------------------------
          Current:
               Federal                                                           $ 8,048     $ 6,800     $ 6,530
               State                                                                 537         256         562
          ------------------------------------------------------------------------------------------------------
                                                                                   8,585       7,056       7,092
          ------------------------------------------------------------------------------------------------------
          Deferred:
               Federal                                                             1,208       1,174          41
               State                                                                 172          67          12
          ------------------------------------------------------------------------------------------------------
                                                                                   1,380       1,241          53
          ------------------------------------------------------------------------------------------------------
                    Total income tax expense                                     $ 9,965     $ 8,297     $ 7,145
          ------------------------------------------------------------------------------------------------------


         The effective income tax rates for 1998, 1997 and 1996 were 38.1%, 38.5% and 39.4%, respectively. Actual income tax expense differs from the amount computed by applying the applicable U.S. Federal corporate income tax rate to earnings before income taxes as follows (in thousands):




                                                                                   1998        1997       1996
                                                                                --------------------------------


          Federal income taxes computed at statutory rate                        $ 9,046     $ 7,441     $ 6,247
          Increase in income taxes resulting from:
               State income taxes, net of Federal income tax benefit                 464         210         372
               Non-deductible expenses                                               126         135         107
               Amortization of goodwill                                              288         164         139
               Other, net                                                             41         347         280
          ------------------------------------------------------------------------------------------------------
                    Total income tax expense                                     $ 9,965     $ 8,297     $ 7,145
          ------------------------------------------------------------------------------------------------------

         Deferred income taxes are recorded based upon the tax effects of differences between the financial statement and tax bases of assets and liabilities and available tax loss carryforwards. Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities at January 2, 1999 and December 27, 1997 are as follows (in thousands):



                                                                                         1998            1997
                                                                                       ------------------------
Deferred tax assets:
    Allowance for doubtful accounts                                                    $ 1,103          $   945
    Inventories, principally due to costs capitalized for tax purposes
        in excess of those capitalized for financial statement purposes                    981              814
    Reserves for incurred but not reported self-insurance claims                         1,429            1,114
    State operating loss carryforwards                                                     228              551
    Other                                                                                  275              372
---------------------------------------------------------------------------------------------------------------
            Total gross deferred tax assets                                              4,016            3,796
    Less valuation allowance                                                              (194)            (258)
---------------------------------------------------------------------------------------------------------------
            Net deferred tax assets                                                      3,822            3,538
---------------------------------------------------------------------------------------------------------------
Deferred tax liabilities:
     Property, plant and equipment                                                      (4,646)          (3,513)
     Inventories, due to basis differences resulting from acquisition                   (1,120)          (1,111)
     Deferred gain                                                                      (1,516)          (1,599)
      Basis difference in intangible assets                                               (880)            (370)
     Other                                                                                (175)             (80)
---------------------------------------------------------------------------------------------------------------
            Total gross deferred tax liabilities                                        (8,337)          (6,673)
---------------------------------------------------------------------------------------------------------------
            Net deferred tax liability                                                 $(4,515)         $(3,135)
---------------------------------------------------------------------------------------------------------------

         The net deferred income tax liability is presented in the January 2, 1999 and December 27, 1997 consolidated balance sheets as follows (in thousands):


                                                                                         1998            1997
                                                                                       ------------------------
Current deferred tax asset                                                             $   808          $   388
Noncurrent deferred tax liability                                                       (5,323)          (3,523)
---------------------------------------------------------------------------------------------------------------
            Net deferred tax liability                                                 $(4,515)         $(3,135)
---------------------------------------------------------------------------------------------------------------

         The net change in the valuation allowance was a decrease of $64,000 and $369,000 in 1998 and 1997, respectively. The valuation allowance primarily relates to state net operating loss carryforwards of certain of the Company's subsidiaries. The Company believes the deferred tax assets, net of the valuation allowance, will more likely than not be realized.

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

         The ESOP expense recognized by the Company is equal to the principal portion of the required payments. Interest on the ESOP loan is recorded as interest expense. The Company contributed approximately $680,000 in each of 1998, 1997 and 1996 to the ESOP. These amounts include interest expense on the ESOP loan of approximately $182,000, $212,000 and $260,000 in 1998, 1997 and 1996, respectively. At January
         2, 1999, 935,087 shares had been allocated to participant accounts and 447,870 shares were held as collateral for the ESOP loan.

         Employees participating in the defined contribution component of the ESOP may elect to contribute from 1% to 10% of their qualified salary under the provisions of Internal Revenue Code Section 401(k). Beginning in 1997, the Company matched one half of the first 3% of employee deferrals under the plan. Total matching contributions were $684,000 and $549,000 for 1998 and 1997, respectively. The Company, at the discretion of its board of directors, may make additional contributions to the ESOP. The Company made no discretionary contributions under the defined contribution portion of the ESOP in 1998, 1997 or 1996.

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

12.      STOCK PLANS

         (A)      STOCK OPTION AND INCENTIVE PLAN

         The Company sponsors the 1989 Nonqualified Stock Option Plan (the "1989 Plan"). The options vest ratably per year over a four-year period from date of grant. At January 2, 1999, 414,383 options were outstanding, all of which were exercisable. No grants have been made under the 1989 Plan after July 21, 1993.

         The Company sponsors the 1993 Outside Directors Stock Option Plan (the "Directors Plan"). A total of 105,000 shares have been authorized in the Directors Plan. The Directors Plan provides for an initial option grant to each director of the Company who is not also an employee of the Company to purchase 5,250 shares and an annual option grant to purchase 2,500 shares at the then current market price. Options granted under the Directors Plan totaled 12,750 in 1998, 7,500 in 1997 and 4,500 in 1996. These options vest one year from the date of grant. At January 2, 1999, 49,500 options were outstanding, of which 36,750 were exercisable.

         The Company also sponsors the 1993 Employee Stock Incentive Plan (the "1993 Plan") that provides for the award of up to 1,125,000 shares of common stock to officers, key employees and consultants of the Company. Awards under the 1993 Plan may be in the form of stock options, stock appreciation rights, restricted stock, deferred stock, stock purchase rights or other stock-based awards. The terms of grants under the 1993 Plan are established at the date of grant. No grants of common stock or related rights were made in 1998, 1997 or 1996. Stock options granted under the 1993 Plan totaled 405,280, 122,100 and 295,771 for 1998, 1997 and 1996, respectively. Options granted vest four years from the date of the grant. At January 2, 1999, 874,164 options were outstanding, of which 79,190 were exercisable.

         The following table summarizes the transactions pursuant to the Company's stock options plans for the three-year period ended January 2, 1999:


                                                  Number of             Option Price
                                                   Shares                 Per Share
-------------------------------------------------------------------------------------
Outstanding at December 31, 1995                   804,204            $ 3.67 to 10.00
        Granted                                    300,271             14.50 to 18.33
        Exercised                                  (66,579)             3.67 to 10.00
        Canceled                                   (21,734)             6.05 to 14.50
-------------------------------------------------------------------------------------
Outstanding at December 31, 1996                 1,016,162            $ 3.67 to 18.33
        Granted                                    129,600             15.56 to 21.00
        Exercised                                  (86,972)             3.67 to 14.50
        Canceled                                    (8,151)             6.05 to 16.50
-------------------------------------------------------------------------------------
Outstanding at December 31, 1997                 1,050,639            $ 3.67 to 21.00
        Granted                                    418,030             18.50 to 20.93
        Exercised                                  (73,095)             3.67 to 14.50
        Canceled                                   (57,527)             6.05 to 21.00
-------------------------------------------------------------------------------------
Outstanding at January 2, 1999                   1,338,047            $ 3.67 to 21.00
-------------------------------------------------------------------------------------

         The following table summarizes information about stock options outstanding at January 2, 1999:


                                           Weighted
                           Options          Average        Weighted        Options       Weighted
           Range of      Outstanding       Remaining       Average       Exercisable      Average
           Exercise       at Jan. 2,   Contractual Life    Exercise      At Jan. 2,      Exercise
             Price           1999                           Price           1999           Price
       ------------------------------------------------------------------------------------------
       $  3.67 - $ 6.05     414,383           1.69           $ 4.80         414,383       $  4.80
       $  7.83 - $14.50     385,714           6.71            13.03         101,690         10.14
       $ 15.56 - $21.00     537,950           9.00            18.43          14,250         18.00
       ------------------------------------------------------------------------------------------
                          1,338,047                                         530,323
       ------------------------------------------------------------------------------------------

(B)      EMPLOYEE STOCK PURCHASE PLAN

         The Company maintains the Performance Food Group Employee Stock Purchase Plan (the "Stock Purchase Plan"), which permits eligible employees to invest by means of periodic payroll deductions in the Company's common stock at 85% of the lesser of the market price or the average market price as defined in the plan document. A total of 362,500 shares have been authorized for the Stock Purchase Plan. At January 2, 1999, subscriptions under the Stock Purchase Plan were outstanding for approximately 31,000 shares at $20.24 per share.

         The Company sponsors a number of stock-based compensation plans which are described above. As discussed in note 2 to the consolidated financial statements, the Company applies APB Opinion No. 25 in accounting for these plans. Accordingly, no compensation cost has been recognized for the Company's stock option plans and its stock purchase plan. The per share weighted-average value of stock options granted in 1998, 1997 and 1996 was $9.83, $10.58 and $11.38, respectively, on the date of grant using the Black-Scholes option pricing model with the following assumptions: 1998-expected dividend yield of 0%, risk free interest rate of 5.56%, volatility 45.8% and expected life of 6.4 years; 1997 - expected dividend yield of 0%, risk free interest rate of 6.14%, volatility 46.5% and expected life of 7.6 years; 1996 expected dividend yield of 0%, risk free interest rate of 5.46%, volatility of 47.5% and an expected life of 6.1 years. Had the Company recognized compensation cost in accordance with the provisions of SFAS No. 123, the Company's pro forma net earnings and net earnings per share for 1998, 1997 and 1996 would have been as follows (in thousands, except per share amounts):

                                                                               1998       1997      1996
                                                                             -----------------------------
             Net earnings as reported                                        $ 16,168   $ 13,247  $ 10,989
             Net earnings pro forma                                            14,484     12,377    10,383

             Basic net earnings per common share as reported                 $   1.29   $   1.11  $   0.98
             Basic net earnings per common share pro forma                       1.15       1.03      0.93

             Diluted net earnings per common share as reported               $   1.24   $   1.06  $   0.94
             Diluted net earnings per common share pro forma                     1.11       0.99      0.89

         Pro forma net earnings only reflects options granted in 1998, 1997 and 1996. Therefore, the full impact of calculating compensation cost of stock options under SFAS No. 123 is not reflected in the amounts above since compensation cost is recognized over the options' vesting periods. Compensation costs for options granted prior to 1995 have not been considered in accordance with SFAS No. 123.

13.      RELATED PARTY TRANSACTIONS

         The Company leases land and buildings from certain shareholders and members of their families. The Company made lease payments of approximately $673,000, $604,000 and $933,000 in 1998, 1997 and 1996,
         respectively. The Company believes the terms of these leases are no less favorable than those that would have been obtained from unaffiliated parties.

         In addition, the Company paid approximately $294,000 and $1,261,000 in 1997 and 1996, respectively, to a company that is owned by a shareholder of the Company and a member of his family, for transportation services. No such payments were made in 1998.

         In July 1998, the Company acquired certain net assets of VFG, a division of a privately owned foodservice distributor in which a member of the Company's management has a minor ownership interest. The Company believes the terms of this transaction were no less favorable than those that would have been obtained from unaffiliated parties.

14.      CONTINGENCIES

         The Company is engaged in various legal proceedings which have arisen in the normal course of business, but have not been fully adjudicated. In the opinion of management, the outcome of these proceedings will not have a material adverse effect on the Company's consolidated financial condition or results of operations.

15.      INDUSTRY SEGMENT INFORMATION

         During the fourth quarter of 1998, the Company adopted SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. The adoption of SFAS No. 131 requires the presentation of descriptive information about reportable segments which is consistent with that made available to the management of the Company to assess performance of various operating units.

         Under SFAS No. 131, the Company has two reportable segments: broadline foodservice distribution ("Broadline") and customized foodservice distribution ("Customized"). Broadline distributes approximately 25,000 food and food-related products to a combination of approximately 21,000 traditional and multi-unit chain customers. Broadline consists of eleven operating locations that independently design their product mix, distribution routes and delivery schedules to accommodate the varying needs of these customers. Generally, Broadline customers are located within 250 miles of the distribution center servicing that customer. Customized focuses on serving certain of the Company's multi-unit chain customers whose sales volume, growth, product mix, service requirements and geographic locations are such that these customers can be more efficiently served through centralized information systems, dedicated distribution routes and relatively large and consistent orders per delivery. Customized currently distributes product in approximately 40 states through four distribution facilities. Other consists primarily of the Company's fresh-cut produce operations.

                                                             CORPORATE &
                        BROADLINE  CUSTOMIZED      OTHER     INTERSEGMENT     CONSOLIDATED
------------------------------------------------------------------------------------------
1998

Net external sales      $886,760    $676,794      $59,316      $    --         $1,622,870
Intersegment sales         3,401          --       12,886       (16,287)               --
Operating profit          21,909       8,271        3,614        (4,349)           29,445
Total assets             258,181      80,866       15,167        12,208           366,422
Interest expense
   (income)                7,464       1,122         (537)       (4,549)            3,500
Depreciation and
   Amortization            8,038       1,455        1,219           125            10,837
Capital
   Expenditures            8,821      15,738        1,500           117            26,176

1997

Net external sales      $654,907    $535,004      $40,127      $    --         $1,230,078
Intersegment sales         2,811          --       12,907       (15,718)               --
Operating profit          18,955       5,123        2,133        (2,781)           23,430
Total assets             205,611      61,701       14,198         7,373           288,883
Interest expense                                                 (4,223)
   (income)                5,229       1,274         (289)                          1,991
Depreciation and
   amortization            5,345       1,350        1,045           103             7,843
Capital
   expenditures            6,152       1,048          997            87             8,284

1996

Net external sales      $355,033    $394,294      $34,892      $    --         $  784,219
Intersegment sales         1,906          --       12,615       (14,521)               --
Operating profit          13,289       7,718          (62)       (2,360)           18,585
Total assets              96,482      62,804       14,541         9,070           182,897
Interest expense
   (income)                2,396       1,224          774        (3,767)              627
Depreciation and
   amortization            3,374       1,008        1,021            81             5,484
Capital
   expenditures            6,000       2,412          509           153             9,074

16.      SUBSEQUENT EVENTS

         Subsequent to year end, the Company completed a merger with NorthCenter Foodservice Corporation ("NCF"), in which NCF became a wholly-owned subsidiary of the Company. NCF was a privately-owned foodservice distributor based in Augusta, Maine and had 1998 net sales of approximately $98 million. The merger will be accounted for as a pooling-of-interests and resulted in the issuance of approximately 850,000 shares of the Company's common stock in exchange for all of the outstanding stock of NCF.

         In addition, the Company entered into an agreement subsequent to year end with a number of banks to provide an $85 million credit facility which replaces the Company's existing Revolving Credit Facility.

Independent Auditors' Report on Financial Statement Schedule





The Board of  Directors
Performance Food Group Company:


Under date of February 7, 1999, we reported on the consolidated balance sheets of Performance Food Group Company and subsidiaries (the "Company") as of January 2, 1999 and December 27, 1997, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the fiscal years in the three-year period ended January 2, 1999, as contained in the 1998 annual report to shareholders. These consolidated financial statements and our report thereon are included in the 1998 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                             /s/ KPMG LLP

Richmond, Virginia
February 7, 1999

                PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)



                                                    Beginning                                                      Ending
                                                     Balance             Additions                Deductions      Balance
                                                    ---------------------------------------------------------------------

                                                                 Charged to      Charged to
                                                                   Expense     Other Accounts
                                                                 ----------    --------------

         ALLOWANCE FOR DOUBTFUL ACCOUNTS

           December 28, 1996                           $1,769       $1,150           --              $  619       $2,300

           December 27, 1997                           $2,300       $  331         $648              $  599       $2,680

           January 2, 1999                             $2,680       $1,854         $498              $1,415       $3,617

                                 Exhibit Index



Exhibit
Number                              Description
--------                            -----------
10.28    --     Performance Food Group Company Executive Deferred Compensation Plan

21       --     List of Subsidiaries.

23.1     --     Consent of Independent Auditors.

27.1     --     Financial Data Schedule (SEC purposes only).

27.2     --     Restated Financial Data Schedule for Year Ended December 27, 1997 (SEC purposes only).

27.3     --     Restated Financial Data Schedule for Year Ended December 28, 1996 (SEC purposes only).