Form 10-Q
period 1999-04-03
PERFORMANCE FOOD GROUP CO
filed 1999-05-18
CIK 908254

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934


          FOR THE QUARTERLY PERIOD ENDED APRIL 3, 1999

                  Commission File No.:  0-22192


                 PERFORMANCE FOOD GROUP COMPANY
     (Exact Name of Registrant as Specified in Its Charter)




     Tennessee                          54-0402940
   (State or Other Jurisdiction of   (I.R.S. Employer Identification Number)
    Incorporation or Organization)



     6800 Paragon Place, Suite 500
     Richmond, Virginia                      23230
   (Address of Principal Executive         (ZipCode)
    Offices)


Registrant's Telephone Number,
Including Area Code                    (804)285-7340


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


               X    Yes           ____ No


As of May 17, 1999, 13,513,340 shares of the Registrant's
Common Stock were outstanding.

Independent Accountants' Review Report



The Board of Directors and Shareholders
Performance Food Group Company:


We have reviewed the accompanying condensed consolidated balance sheet of Performance Food Group Company and subsidiaries (the Company) as of April 3, 1999, and the related condensed consolidated statements of earnings and cash flows for the three-month periods ended April 3, 1999 and March 28, 1998. These condensed consolidated financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Performance Food Group Company and subsidiaries as of January 2, 1999, and the related consolidated statements of earnings, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 7, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 2, 1999 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                                /s/KPMG LLP


Richmond, Virginia
May 2, 1999



                     PART I - FINANCIAL INFORMATION

Item 1    Financial Statements.

            PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES

                  Condensed Consolidated Balance Sheets
                           (In thousands)

                                                       April 3,        January 2,
                                                         1999             1999
                                                     (Unaudited)
   Assets

      Current assets:
         Cash                                         $     7,510      $     7,796
         Trade accounts and notes receivable, net         113,871          110,372
         Inventories                                       89,912           90,388
         Other current assets                               6,958            5,723

               Total current assets                       218,251          214,279

      Property, plant and equipment, net                   94,685           93,402
      Intangible assets, net                               82,171           78,023
      Other assets                                          2,005            2,008

               Total assets                               397,112          387,712

   Liabilities and Shareholders' Equity

      Current liabilities:
         Outstanding checks in excess of deposits          30,916           33,589
         Current installments of long-term debt               687              797
         Accounts payable                                  94,450           93,182
         Other current liabilities                         27,456           23,431

               Total current liabilities                  153,509          150,999

      Long-term debt, excluding current installments       80,572           74,305
      Deferred income taxes                                 5,323            5,323

                         Total liabilities                239,404          230,627

      Shareholders' equity                                157,708          157,085

               Total liabilities and
                 shareholders' equity                 $   397,112      $   387,712

See accompanying notes to unaudited condensed consolidated financial statements.



               PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES

          Condensed Consolidated Statements of Earnings (Unaudited)
                   (In thousands, except per share amounts)

                                                  Three Months Ended
                                                 April 3,   March 28,
                                                  1999        1998

Net sales                                     $   466,378 $   375,170
Cost of goods sold                                403,385     326,805
       Gross profit                                62,993      48,365
Operating expenses                                 56,713      43,387
       Operating profit                             6,280       4,978
Other income (expense):
    Interest expense                               (1,286)     (1,003)
    Nonrecurring merger expenses                   (3,812)          -
    Other, net                                         (6)         17
       Other expense, net                          (5,104)       (986)
       Earnings before income taxes                 1,176       3,992
Income tax expense                                    525       1,605
       Net earnings                           $       651 $     2,387


Basic net earnings per common share           $      0.05 $      0.18

Weighted average common shares outstanding         13,479      13,345

Diluted net earnings per common share         $      0.05 $      0.17

Weighted average common shares and potential
   dilutive common shares outstanding              14,187      13,874

See accompanying notes to unaudited condensed consolidated financial statements.



               PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES

         Condensed Consolidated Statements of Cash Flows (Unaudited)
                            (In thousands)

                                                               Three Months Ended
                                                            April 3,      March 28,
                                                              1999          1998
Cash flows from operating activities:
     Net earnings                                       $        651   $      2,387
     Adjustments to reconcile net earnings to net
       cash provided by operating activities:
           Depreciation and amortization                       3,253          2,515
           ESOP contributions applied to principal of
             ESOP debt                                           132            122
           (Gain) loss on disposal of property, plant an          10            (80)
           Changes in assets and liabilities                   1,035         10,738

              Net cash provided by operating activitie         5,081         15,682

Cash flows from investing activities:
     Purchases of property, plant and equipment               (3,928)        (3,824)
     Proceeds from sale of property, plant and equipment          52            455
     (Increase) decrease in intangibles and other assets      (4,815)           180

              Net cash used by investing activities           (8,691)        (3,189)

Cash flows from financing activities:
     Decrease in outstanding checks in excess of deposit      (2,673)        (1,711)
     Net borrowings (payments) on note payable to banks       14,443         (2,067)
     Repayment of promissory notes                                 -         (7,278)
     Issuance of long-term debt                                  321              -
     Principal payments on long-term debt                     (8,607)          (169)
     Distributions of pooled company                          (1,025)           (86)
     Effect of conforming fiscal year of pooled company            -             85
     Employee stock option, incentive and employee stock
       purchase and related income tax benefit                   865            535

              Net cash provided (used) by financing
                activities                                     3,324        (10,691)

Net increase (decrease) in cash                                 (286)         1,802
Cash at beginning of period                                    7,796          3,880
Cash at end of period                                   $      7,510   $      5,682

See accompanying notes to unaudited condensed consolidated financial statements.

         PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES

   Notes to Unaudited Condensed Consolidated Financial Statements
                 April 3, 1999 and March 28, 1998

1.    Basis of Presentation

     The accompanying condensed consolidated financial statements of Performance Food Group Company and subsidiaries (the "Company") are unaudited, with the exception of the January 2, 1999 condensed consolidated balance sheet, which was derived from the audited consolidated balance sheet in the Company's latest annual report on Form 10-K. The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting, and in accordance with Rule 10-01 of Regulation S-X.

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

2.   Business Combinations

     On February 28, 1999, the Company completed a merger with NorthCenter Foodservice Corporation ("NCF"), in which NCF became a wholly-owned subsidiary of the Company. NCF was a privately-owned foodservice distributor based in Augusta, Maine and had 1998 net sales of approximately $98 million. The merger was accounted for as a pooling-of-interests and resulted in the issuance of approximately 850,000 shares of the Company's common stock in exchange for all of the outstanding stock of NCF. Accordingly, the consolidated financial statements for periods prior to the combination have been restated to include the accounts and results of operations of NCF.

     The results of operations, including $3.8 million of non-recurring merger expenses, previously reported by the Company and the combined amounts presented in the accompanying consolidated financial statements are summarized below.

     (amounts in thousands)
                                             Three Months Ended
                                             April 3,    March 28,
                                               1999         1998
     Net sales:
          The Company                    $   444,883  $    353,482
          NCF                                 21,495        21,688
               Combined                  $   466,378  $    375,170

     Net earnings (loss):
          The Company                    $     3,228  $      2,565
          NCF                                 (2,577)         (178)
               Combined                  $       651  $      2,387

     Adjustments to conform NCF's accounting methods and practices to those of the Company's consist primarily of depreciation and were not material.

     NCF, prior to the merger with the Company, was treated as an S-corporation for Federal income tax purposes. The following pro forma disclosures present the combined results of operations, excluding non-recurring merger expenses of $3.8 million, as if NCF was taxed as a C-corporation for the periods presented:

                                             Three Months Ended
     (amounts in thousands)                 April 3,    March 28,
                                              1999         1998
     Net sales                           $   466,378  $    375,170
     Cost of goods sold                      403,385       326,805
          Gross profit                        62,993        48,365
     Operating expense                        56,713        43,387
          Operating profit                     6,280         4,978
     Other income (expense)
        Interest expense                      (1,286)       (1,003)
        Other, (net)                              (6)           17
           Other expense (net)                (1,292)         (986)
     Earnings before income taxes              4,988         3,992
     Income tax expense                        1,920         1,536
           Net earnings                  $     3,068  $      2,456

     Weighted average common shares
       outstanding                            13,479        13,345
           Basic net earnings per
             common share                $      0.23  $       0.18
     Weighted average common shares
       and potential dilutive common
         shares outstanding                   14,187        13,874
           Diluted net earnings per
             common share                $      0.22  $       0.18

     On June 1, 1998, the Company acquired certain net assets related to the group and chemicals business of Affiliated Paper Companies, Inc. ("APC"), a privately owned marketing organization based in Tuscaloosa, Alabama. APC provides procurement and merchandising services for a variety of paper, disposable and sanitation supplies to more than 300 independent distributors. On July 27, 1998, the Company acquired certain net assets of the Virginia Foodservice Group ("VFG") based in Richmond, Virginia, a division of a privately owned foodservice distributor in which a
member   of  the  Company's  management  has  a  minor  ownership
interest.   VFG is a foodservice distributor primarily  servicing
traditional foodservice customers in the Central Virginia market. Collectively, these companies had 1997 net sales of approximately $69 million. The aggregate purchase price of approximately $28.3 million, which includes an additional $4.4 million paid in the first quarter of 1999 to the former shareholders of VFG as a result of meeting certain performance criteria under the purchase agreement, was financed with proceeds from an existing credit
facility.   The  aggregate consideration payable  to  the  former
shareholders of APC and VFG is subject to increase in certain circumstances.

     These  acquisitions  have  been  accounted  for  using   the
purchase method and, accordingly, the acquired assets and liabilities have been recorded at their estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of tangible net assets acquired was approximately $28.3 million and is being amortized on a straight-line basis over estimated lives ranging from 5 to 40 years.

     The consolidated statements of earnings and cash flows reflect the results of these acquired companies from the date of the acquisition through April 3, 1999. The unaudited consolidated results of operations for the 1st quarter of 1998 on a pro forma basis as though these acquisitions had been consummated as of the beginning of 1998 are as follows:

                                             Three Months Ended
                                               March 28, 1998

   Net Sales                                     $   392,030
   Gross Profit                                       52,897
   Net Earnings                                        2,506
   Basic Net Earnings per Common Share                  0.19
   Diluted Net Earnings per Common Share         $      0.18

3. Supplemental Cash Flow Information
                                            Three Months Ended
      (amounts in thousands)                April 3,  March 28,
                                             1999      1998
      Cash paid during the period for:
         Interest                        $     445  $    993
         Income taxes                    $     123  $    693


4.   Industry Segment Information

     During the fourth quarter of 1998, the Company adopted SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. The adoption of SFAS No. 131 requires the presentation of descriptive information about reportable segments which is consistent with that made available to the management of the Company to assess performance of various operating units.

     Under SFAS No. 131, the Company has two reportable segments: broadline foodservice distribution ("Broadline") and customized foodservice distribution ("Customized"). Broadline distributes approximately 25,000 food and food-related products to a combination of approximately 21,000 traditional and multi-unit chain customers. Broadline consists of eleven operating locations that independently design their own product mix, distribution routes and delivery schedules to accommodate the varying needs of these customers. Customized focuses on serving certain of the Company's multi-unit chain customers whose sales volume, growth, product mix, service requirements and geographic locations are such that these customers can be more efficiently served through centralized information systems, dedicated distribution routes and relatively large and consistent orders per delivery. Customized currently distributes products in approximately 40 states through four distribution facilities. Other consists primarily of the Company's fresh-cut produce operations.

                                                       Corporate
                                                           &
                     Broadline   Customized    Other  Intersegment  Consolidated

First Quarter 1999
Net external sales   $ 269,679   $ 180,976   $ 15,723   $     -   $  466,378
Intersegment sales         760           -      3,000    (3,760)           -
Operating profit         5,137       1,997        835    (1,689)       6,280
Total assets           288,111      83,237     14,251    11,513      397,112
Interest expense
   (income)              1,572         551        (27)     (810)       1,286
Depreciation and
  amortization           2,370         400        359       124        3,253
Capital expenditures     2,950         336        329       313        3,928


First Quarter 1998

Net external sales   $ 211,903   $ 150,052   $ 13,215  $       -  $  375,170
Intersegment sales         654           -      3,222     (3,876)          -
Operating profit         4,185       1,618        539     (1,364)      4,978
Total assets           228,746      61,517     14,777      6,992     312,032
Interest expense
    (income)             1,723         297        (97)      (920)      1,003
Depreciation and
  amortization           1,867         350        270         28       2,515
Capital expenditures     1,359       1,967        482         16       3,824

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

Results of Operations

The following table sets forth, for the periods indicated, the components of the condensed consolidated statements of earnings expressed as a percentage of net sales:

                                     Three Months Ended
                                    April 3,    March 28,
                                     1999        1998

     Net sales                       100.0 %     100.0 %
     Cost of goods sold               86.5        87.1
       Gross profit                   13.5        12.9
     Operating expenses               12.2        11.6
       Operating profit                1.3         1.3
     Other expense, net                1.1         0.3
       Earnings before
          income taxes                 0.2         1.0
     Income tax expense                0.1         0.4
       Net earnings                    0.1 %       0.6 %

Comparison of Periods Ended April 3, 1999 to March 28, 1998.

      Net sales increased 24.3% to $466.4 million for the three months ended April 3, 1999 (the "1999 quarter") from $375.2 million for the three months ended March 28, 1998 (the "1998 quarter"). Net sales in the Company's existing operations increased 19% over the 1998 quarter while acquisitions contributed the remaining 5% of the Company's total sales growth. Inflation amounted to approximately 1% for the 1999 quarter.

      Gross profit increased 30.3% to $63.0 million in the 1999 quarter from $48.4 million in the 1998 quarter. Gross profit margin increased to 13.5% in the 1999 quarter compared to 12.9% in the 1998 quarter. The increase in gross profit margin was due primarily to the following factors. During the second half of 1998 and in the first quarter of 1999, the Company acquired two broadline distribution and merchandising companies that have higher gross margins than the Company's customized distribution operations. Sales also grew internally in the Company's produce processing operations by approximately 19% during the 1999 quarter which operations currently have higher margins than the Company's foodservice distribution operations.

      Operating expenses increased 30.7% to $56.7 million in the 1999 quarter compared with $43.4 million in the 1998 quarter. As a percentage of net sales, operating expenses increased to 12.2% in the 1999 quarter from 11.6% in the 1998 quarter. The increase in operating expenses as a percent of net sales is due primarily to the following factors. The Company incurred certain start up costs of two new distribution centers, which are replacing older, less efficient facilities that became operational early 1999. Operating expenses as a percentage of net sales were also impacted by the acquisition of APC which has a higher expense ratio than many of the Company's other subsidiaries.

     Operating profit increased 26.2% to $6.3 million in the 1999 quarter from $5.0 million in the 1998 quarter.  Operating  profit margin  remained  the same at 1.3% for both  the  1999  and  1998 quarters.

      Other expense increased to $5.1 million in 1999 from $1.0 million in 1998. Interest expense for the 1999 quarter amounted to $1.3 million compared with $1.0 for the 1998 quarter. In addition, the Company had non-recurring merger expenses related to the merger with NCF of $3.8 million.

     Income tax expense decreased to $525,000 in the 1999 quarter from $1.6 million in the 1998 quarter primarily as a result of lower pre-tax income compared to the year earlier period. As a percentage of earnings before income taxes, the provision for income taxes was 44.7% and 40.2% for the 1999 and 1998 quarters, respectively. The fluctuation in the effective tax rate is due primarily to the merger with NCF which was taxed as an S-Corporation for income tax purposes prior to the merger with the Company.

     Net earnings decreased 72.8% to $651,000 in the 1999 quarter compared to $2.4 million in the 1998 quarter. As a percentage of net sales, net earnings decreased to 0.1% in the 1999 quarter versus 0.6% in the 1998 quarter.

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

      Cash provided by operating activities was $5.1 million and $15.7 million for the 1999 and 1998 quarters, respectively. The decrease in cash provided by operating activities resulted primarily from lower net earnings and increased levels of trade receivables.

     Cash used by investing activities was $8.7 million and $3.2 million for the 1999 and 1998 quarters, respectively. Investing activities consist primarily of additions to and disposals of property, plant and equipment and the acquisition of businesses. The Company's total capital expenditures for the 1999 quarter
were  $3.9  million.   The  Company anticipates  that  its  total
capital expenditures, other than for acquisitions, for fiscal 1999 will be approximately $29 million. In addition the 1999 quarter included $4.4 million paid to the former shareholders of VFG related to the acheivment of certain performance criteria under the purchase agreement.

     Cash flows provided by financing activities was $3.3 million in the 1999 quarter and used by financing activities was $10.7 million for the 1998 quarter. Cash flows in the 1999 period included net borrowings on the revolving credit facility ("Credit Facility") of $14.4 million. The 1999 quarter also included repayments of long term debt in the amount of $8.6 million and distributions to shareholders of NCF in the amount of $1.0 million. Cash flows in the 1998 period included net repayments on the Credit Facility of $2.1 million net of repayment of $7.3 million of promissory notes used to finance the acquisition of AFI Foodservice Distributors, Inc.

      On March 5, 1999, the Company entered into an $85.0 million
Credit Facility with a  group of commercial  banks which replaced the Company's existing facility. Approximately
$27.0 million  was  outstanding under  the  Credit  Facility at
April 3, 1999  net  of  overnight investments. The Credit Facility also  supports  up  to  $10.0 million of letters of credit.  At
April 3, 1999, the Company  was contingently  liable for $6.0 million of outstanding  letters  of credit  which reduce amounts available under the Credit Facility. At April 3, 1999, the Company had $52.0 million available under the Credit Facility. The Credit Facility bears interest at LIBOR plus a spread over LIBOR, which varies based on the ratio of funded  debt  to  total capital.  At April 3,  1999,
the Credit Facility  bore  interest  at  5.42%.   Additionally,
the Credit Facility requires the maintenance of certain financial ratios.

      On  March 19, 1999, $9.0 million of Industrial Revenue
Bonds were issued on behalf of a subsidiary of the Company to finance the construction of a produce processing facility. Approximately $300,000 of the proceeds of these bonds have been used as of April 3, 1999. Interest varies as determined by the remarketing agent for the bonds and was approximately 3.89% at April 3, 1999. The bonds are secured by a letter of credit issued by a commercial bank.

     On September 12, 1997, the Company completed a $42.0 million master operating lease agreement to construct or purchase four distribution centers planned to become operational in 1998 and 1999. Under this agreement, the lessor owns the distribution centers, incurs the related debt to construct the facilities and thereafter leases each facility to the Company. The Company has entered into a commitment to lease each facility for a period beginning upon the completion of each facility and ending on September 12, 2002, including extensions. Upon the expiration of each lease, the Company has the option to renegotiate the lease, sell the facility to a third party or to purchase the facility at its original cost. If the Company does not exercise its purchase options, the Company has significant residual value guarantees of each property. The Company expects the fair value of the properties included in this agreement to eliminate or substantially reduce the Company's exposure under the residual value guarantees. At April 3, 1999, construction expenditures to date were approximately $23.9 million.

      The  Company  believes that cash flow from  operations  and
borrowings  under  the  Company's  credit  facilities   will   be
sufficient to finance its operations and anticipated growth for the foreseeable future.

Business Combinations

     On February 28, 1999, the Company completed a merger with NorthCenter Foodservice Corporation ("NCF"), in which NCF became a wholly-owned subsidiary of the Company. NCF was a privately-owned foodservice distributor based in Augusta, Maine and had 1998 net sales of approximately $98 million. The merger was accounted for as a pooling-of-interests and resulted in the issuance of approximately 850,000 shares of the Company's common stock in exchange for all of the outstanding stock of NCF. Accordingly, the consolidated financial statements for periods prior to the combination have been restated to include the accounts and results of operations of NCF.

     On June 1, 1998, the Company acquired certain net assets related to the group and chemicals business of Affiliated Paper Companies, Inc. ("APC"), a privately owned marketing organization based in Tuscaloosa, Alabama. APC provides procurement and merchandising services for a variety of paper, disposable and sanitation supplies to more than 300 independent distributors.
On July 27, 1998, the Company acquired certain net assets of the Virginia Foodservice Group ("VFG") based in Richmond, Virginia, a division of a privately owned foodservice distributor in which a
member   of  the  Company's  management  has  a  minor  ownership
interest.   VFG is a foodservice distributor primarily  servicing
traditional foodservice customers in the Central Virginia market. Collectively, these companies had 1997 net sales of approximately
$69 million. The aggregate purchase price of approximately $28.3, million, which includes an additional $4.4 million paid in the first quarter of 1999 to the former shareholders of VFG as a result of meeting certain performance criteria under the purchase agreement, was financed with proceeds from an existing credit
facility.   The  aggregate consideration payable  to  the  former
shareholders of APC and VFG is subject to increase in certain circumstances.

     The acquisition of APC and VFG have been accounted for using the purchase method and, accordingly, the acquired assets and liabilities have been recorded at their estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of tangible net assets acquired was approximately $28.3 million and is being amortized on a straight-line basis over estimated lives ranging from 5 to 40 years.

Year 2000 Issue

State of Readiness

      In mid 1997, the Company initiated a project to address any potential business disruptions related to data processing problems as a result of the year 2000 issue. Initially, the project focused primarily on the Company's information technology ("IT") systems. However, the project was subsequently expanded to include non-IT systems including transportation and warehouse refrigeration systems, telecommunications, utilities, etc. The project consists of a number of phases: awareness, assessment, programming/testing and implementation. With respect to IT systems, the Company has completed the first three phases and is approximately 66% complete with the implementation phase. The Company expects to complete the implementation phase for IT systems during the third quarter of 1999. With respect to non-IT systems, the Company is in the assessment phase to identify all critical systems requiring remediation and is developing a timetable for remediation based upon that assessment. As part of the year 2000 project, the Company has initiated communications with its significant merchandise suppliers and major customers to assess their state of readiness for the year 2000. A significant percentage of suppliers and customers have provided the Company with written responses regarding their state of year 2000 readiness. The Company is continuing to evaluate key business processes to identify any additional non-IT systems requiring remediation and to work with key suppliers and customers in preparing for the year 2000. Despite this continuing effort, the Company can provide no assurance that the IT and non-IT systems of third party business partners with whom the Company relies upon will be year 2000 compliant.

Costs

      In addition to the year 2000 project, the Company has underway a project to standardize the computer systems at nine of its broadline distribution subsidiaries, which operate in a distributed computing environment. The decision to standardize the computer system used in these subsidiaries was based on the Company's continued growth and need to capture information to improve operating efficiencies and capitalize on the Company's combined purchasing power. The plan to standardize these systems was not accelerated by the year 2000 issue. Additionally, one of the Company's distribution subsidiaries, which operates four distribution facilities, processes information in a centralized
computing   environment.  Therefore,  the  Company's  year   2000
remediation efforts have been minimized by focusing its year 2000
programming  on  two  primary  operating  systems.  The   Company
anticipates   incurring   approximately   $600,000   related   to
remediating its IT systems for year 2000 compliance, of which the Company has incurred approximately $400,000 to date. The Company has not completed quantifying the remediation costs regarding non-IT systems. Year 2000 remediation costs are being expensed as incurred over the life of the project and are not expected to have a material effect on the Company's results of operations.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risks.

         The Company does not currently use financial instruments for trading purposes nor hold derivative financial instruments that could expose the Company to significant market risk. The Company has no material foreign currency exposure. The Company's primary exposure to market risk is from changing interest rates related to the Company's long-term debt. The Company currently manages this risk through a combination of fixed and floating rates on these obligations. As of April 3, 1999, the Company's total debt consisted of fixed and floating rate debt of $50.0 million and $31.3 million, respectively. Substantially all of the Company's floating rate debt is based on LIBOR.

                   PART II - OTHER INFORMATION



Item 4.   Submission of Matters to a Vote of Security Holders.

          No matters were submitted to a vote of security holders during the quarter ended April 3, 1999.


Item 6.   Exhibits and Reports on Form 8-K.

          (a.)      Exhibits:

               10.28    Revolving Credit agreement dated as of
                        March 5, 1999

               10.29 Letter of Credit and Reimbursement Agreement by and among KMB Produce, Inc. and First Union National Bank dated as of March 1, 1999.

               10.30 Guaranty Agreement by and among Performance Food Group Company and First Union National Bank dated as of March 1, 1999.

               15       Letter regarding unaudited financial
                        information from KPMG LLP.

               27.1 Financial Data Schedule (SEC only)

               27.2 Restated Financial Data Schedule (SEC only)

          (b.) No reports on Form 8-K were filed during the quarter ended April 3, 1999.



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


Date:  May 17, 1999.