Form 10-Q
period 1999-07-03
PERFORMANCE FOOD GROUP CO
filed 1999-08-16
CIK 908254

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934


           FOR THE QUARTERLY PERIOD ENDED JULY 3, 1999

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


          X    Yes                           No


As of August 13, 1999, 13,786,781 shares of the Registrant's Common Stock were outstanding.




             Independent Accountants' Review Report

The Board of Directors and Shareholders
Performance Food Group Company:


We have reviewed the accompanying condensed consolidated balance sheet of Performance Food Group Company and subsidiaries (the Company) as of July 3, 1999, and the related condensed consolidated statements of earnings for the three-month and six-month periods ended July 3, 1999 and June 27, 1998, and the condensed consolidated statements of cash flows for the six-month periods ended July 3, 1999 and June 27, 1998. These condensed consolidated financial statements are the responsibility of the Company's management.

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


Richmond, Virginia
August 3, 1999

                                 PART I - FINANCIAL INFORMATION

Item 1         Financial Statements.

      PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES

           Condensed Consolidated Balance Sheets
                     (In thousands)
[CAPTION]

                                                        July 3,        January 2,
                                                         1999             1999
                                                      (Unaudited)
   Assets

      Current assets:
         Cash                                               5,614            7,796
         Trade accounts and notes receivable, net         108,115          110,372
         Inventories                                       92,035           90,388
         Other current assets                               6,505            5,723

               Total current assets                       212,269          214,279

      Property, plant and equipment, net                   97,485           93,402
      Intangible assets, net                               83,042           78,023
      Other assets                                          1,918            2,008

               Total assets                               394,714          387,712

   Liabilities and Shareholders' Equity

      Current liabilities:
         Outstanding checks in excess of deposits          21,667           33,589
         Current installments of long-term debt               696              797
         Accounts payable                                  95,125           93,182
         Other current liabilities                         32,712           23,431

               Total current liabilities                  150,200          150,999

      Long-term debt, excluding current installments       74,714           74,305
      Deferred income taxes                                 5,323            5,323

                         Total liabilities                230,237          230,627

      Shareholders' equity                                164,477          157,085

                         Total liabilities and sh         394,714          387,712

     See accompanying notes to unaudited condensed consolidated financial statements.


                    PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES

                Condensed Consolidated Statements of Earnings (Unaudited)
                         (In thousands, except per share amounts)
[CAPTION]

                                             Three Months Ended          Six Months Ended
                                            July 3,     June 27,       July 3,     June 27,
                                             1999        1998           1999        1998
Net sales                                $   501,960 $   412,994    $   968,338 $   788,164
Cost of goods sold                           434,105     359,306        837,490     686,111
       Gross profit                           67,855      53,688        130,848     102,053
Operating expenses                            57,779      45,494        114,492      88,881
       Operating profit                       10,076       8,194         16,356      13,172
Other income (expense):
    Interest expense                          (1,357)     (1,064)        (2,643)     (2,067)
    Nonrecurring merger expenses                   -           -         (3,812)          -
       Other, net                                110          44            104          61
       Other expense, net                     (1,247)     (1,020)        (6,351)     (2,006)
       Earnings before income taxes            8,829       7,174         10,005      11,166
Income tax expense                             3,399       2,628          3,924       4,233
       Net earnings                      $     5,430 $     4,546    $     6,081 $     6,933


Basic net earnings per common share      $      0.40 $      0.34    $      0.45 $      0.52

Weighted average common shares outstanding    13,586      13,387         13,532      13,366

Diluted net earnings per common share    $      0.39 $      0.33    $      0.43 $      0.50

Weighted average common shares and potential
   dilutive common shares outstanding         14,043      13,901         14,010      13,875

See accompanying notes to unaudited condensed consolidated financial statements.

                  PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES

              Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)
[CAPTION]

                                                                Six Months Ended
                                                            July 3,         June 27,
                                                             1999             1998
Cash flows from operating activities:
     Net earnings                                           $  6,081        $   6,933
     Adjustments to reconcile net earnings to net
         cash provided by operating activities:
           Depreciation and amortization                       6,589            5,189
           ESOP contributions applied to principal of
             ESOP debt                                           266              245
           Loss (gain) on disposal of property, plant
             and equipment                                        51              (76)
           Changes in operating assets and liabilities,net    11,052            7,154

                Net cash provided by operating activities     24,039           19,445

Cash flows from investing activities:
     Purchases of property, plant and equipment               (9,419)         (13,303)
     Proceeds from sale of property, plant and equipment          86              515
     Net cash paid for acquisitions                           (5,518)         (19,948)
     Increase in intangibles and other assets                   (801)             (93)

                Net cash used by investing activities        (15,652)         (32,829)

Cash flows from financing activities:
     Increase (decrease) in outstanding checks in excess
       of deposits                                           (11,922)           1,258
     Net borrowings (payments) on note payable to banks        8,238          (30,280)
     Repayment of promissory notes                                 -           (7,278)
     Issuance of long-term debt                                  851           50,625
     Principal payments on long-term debt                     (8,781)            (472)
     Distributions of pooled company                          (1,025)            (191)
     Effect of conforming fiscal year of pooled company            -               84
     Employee stock option, incentive and employee stock
       purchase plans and related income tax benefit           2,070              714

                Net cash provided by (used for) financing
                  activities                                 (10,569)          14,460

Net increase (decrease) in cash                               (2,182)           1,076
Cash at beginning of period                                    7,796            3,880
Cash at end of period                                       $  5,614        $   4,956

See accompanying notes to unaudited condensed consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES

 Notes to Unaudited Condensed Consolidated Financial Statements
                 July 3, 1999 and June 27, 1998

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

2.   Business Combinations

     On February 28, 1999, the Company completed a merger with NorthCenter Foodservice Corporation ("NCF"), in which NCF became a wholly-owned subsidiary of the Company. NCF was a privately-owned foodservice distributor based in Augusta, Maine and had 1998 net sales of approximately $98 million. The merger was accounted for as a pooling-of-interests and resulted in the issuance of approximately 850,000 shares of the Company's common stock in exchange for all of the outstanding stock of NCF. Accordingly, the consolidated financial statements for periods prior to the combination have been restated to include the accounts and results of operations of NCF.
     The results of operations, including $3.8 million of nonrecurring merger expenses previously reported by the Company and the combined amounts presented in the accompanying consolidated financial statements are summarized below:

(Amounts  in  thousands)
                  Three  Months  Ended       Six Months Ended
                   July 3,    June 27,      July 3,    June 27,
                     1999       1998         1999        1998
  Net sales:
    The Company  $  474,361 $  388,670    $  919,244 $  742,152
    NCF              27,599     24,324        49,094     46,012
       Combined  $  501,960 $  412,994    $  968,338 $  788,164


  Net  earnings (loss):

    The Company  $    5,010 $    4,196    $    8,238 $    6,761
    NCF                 420        350        (2,157)       172
       Combined  $    5,430 $    4,546    $    6,081 $    6,933


     Adjustments   to  conform  NCF's  accounting   methods   and
practices   to   those  of  the  Company  consist  primarily   of
depreciation and were not material.

     NCF, prior to the merger with the Company, was treated as an S-corporation for Federal income tax purposes. The following pro forma disclosures present the combined results of operations, excluding non-recurring merger expenses of $3.8 million, as if NCF was taxed as a C-corporation for the periods presented:

[CAPTION]

                               Three Months Ended       Six Months Ended
                               July 3,     June 27,    July 3,   June 27,
(Amounts in thousands)          1999        1998        1999      1998
Net sales                    $ 501,960  $ 412,994  $ 968,338  $ 788,164
Cost of goods sold             434,105    359,306    837,490    686,111
  Gross profit                  67,855     53,688    130,848    102,053
Operating expenses              57,779     45,494    114,492     88,881
  Operating profit              10,076      8,194     16,356     13,172
Other income (expense):
 Interest expense               (1,357)    (1,064)    (2,643)    (2,067)
 Other, net                        110         44        104         61
  Other expense, net            (1,247)    (1,020)    (2,539)    (2,006)
  Earnings before income taxes   8,829      7,174     13,817     11,166
Income tax expense               3,399      2,762      5,319      4,298
  Net earnings                $  5,430  $   4,412   $  8,498   $  6,868

Weighted average common
 shares outstanding             13,586     13,387     13,532     13,366
Basic net earnings per
 common share                $    0.40  $    0.33   $   0.63   $   0.51
Weighted average common
 shares and potential
  dilutive common shares
   outstanding                  14,043     13,901     14,010     13,875
Diluted  net earnings  per
 common share                $    0.39  $    0.32   $   0.61   $   0.49



     On  June  1,  1998, the Company acquired certain net  assets related  to the group and chemicals business of Affiliated  Paper
Companies, Inc. ("APC"), a privately owned marketing organization based  in  Tuscaloosa,  Alabama.  APC  provides  procurement  and merchandising  services for a variety of  paper,  disposable  and sanitation  supplies  to more than 300 independent  distributors.
On  July 27, 1998, the Company acquired certain net assets of the
Virginia Foodservice Group ("VFG") based in Richmond, Virginia, a division of a privately owned foodservice distributor in which  a
member   of  the  Company's  management  has  a  minor  ownership
interest.   VFG is a foodservice distributor primarily  servicing
traditional foodservice customers in the Central Virginia market.
Collectively, these companies had 1997 net sales of approximately
$69 million.  The aggregate purchase price for the assets APC and
VFG  of approximately $29.4 million, which includes an additional
$4.4  million  paid in the first quarter of 1999  to  the  former shareholders of VFG and an additional $1.1 million paid  in  the second  quarter to the former shareholders of APC as a result  of
meeting   certain   performance  criteria  under   the   purchase
agreements,  was  financed with proceeds from an  existing  credit
facility.   The  aggregate consideration payable  to  the  former
shareholders  of  APC and VFG is subject to increase  in  certain circumstances.

     The  acquisitions  of APC and VFG have  been  accounted  for using  the purchase method and, accordingly, the acquired  assets and liabilities have been recorded at their estimated fair values at  the  date  of acquisition.  The excess of the purchase  price
over  the  fair  value  of  tangible  net  assets  acquired   was
approximately $29.4 million and is being amortized on a straight-
line basis over estimated lives ranging from 5 to 40 years.

     The consolidated statements of earnings and cash flows reflect the results of these acquired companies from the date of the acquisition through July 3, 1999. The unaudited consolidated results of operations for the first six months of 1998 on a pro forma basis as though these acquisitions had been consummated as of the beginning of 1998 are as follows:


                                              Six Months Ended
                                               June 27, 1998

   Net sales                                    $  822,731
   Gross profit                                    111,749
   Net earnings                                      7,095
   Basic net earnings per common share                0.53
   Diluted net earnings per common share        $     0.51

3.   Supplemental Cash Flow Information
                                             Six  Months Ended
                                             July 3,  June 27,
      (Amounts in thousands)                  1999      1998
      Cash paid during the period for:
         Interest                        $   2,555  $  1,730
         Income taxes                    $     291  $  5,126

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

     Under  SFAS  No.  131,  the  Company  has  three  reportable
segments:   broadline foodservice distribution ("Broadline"),
customized foodservice distribution ("Customized") and fresh  cut
produce   processing   ("Fresh  Cut").    Broadline   distributes
approximately  25,000  food  and  food-related  products   to   a
combination  of  approximately 21,000 traditional and  multi-unit
chain   customers.    Broadline  consists  of  eleven   operating
locations  that  independently  design  their  own  product  mix, distribution  routes and delivery schedules  to  accommodate  the varying  needs of these customers.  Customized focuses on serving certain  of the Company's multi-unit chain customers whose  sales volume,  growth, product mix, service requirements and geographic locations  are such that these customers can be more  efficiently
served   through   centralized  information  systems,   dedicated
distribution  routes and relatively large and  consistent  orders
per  delivery.   Customized  currently  distributes  products  in
approximately  40  states  through four distribution  facilities.
Fresh Cut processes and distributes a variety of fresh produce and  vegetables primarily to multi-unit chain customers primarily in the Southeastern and Southwestern United States.

                                                Fresh   Corporate &                                           h     e &
(Amounts in thousands) Broadline   Customized    Cut    Intersegment   Consolidated
Second Quarter 1999

 Net external sales   $ 282,448  $ 204,013   $ 15,499    $       -    $  501,960
 Intersegment sales         800          -      3,410       (4,210)            -
 Operating profit         7,512      2,895      1,250       (1,581)       10,076
 Total assets           285,850     81,908     14,606       12,350       394,714
 Interest expense
    (income)              1,660        597        (29)        (871)        1,357
 Depreciation and
    amortization          2,429        401        359          147         3,336
 Capital expenditures     3,145        426      1,759          161         5,491

Second Quarter 1998

 Net external sales   $ 232,336  $ 166,223   $ 14,435    $       -    $  412,994
 Intersegment sales         717          -      3,590       (4,307)            -
 Operating profit         5,869      2,232      1,033         (940)        8,194
 Total assets           253,013     67,066     13,764        8,054       341,897
 Interest expense
    (income)              1,877        380       (124)      (1,069)        1,064
 Depreciation and
    amortization          2,075        354        288           30         2,747
 Capital expenditures     1,869      7,242        350           26         9,487

                                               Fresh   Corporate &                                           h     e &
                      Broadline   Customized    Cut    Intersegment   Consolidated

Year-to-Date 1999

 Net external sales   $ 552,127  $ 384,989   $ 31,222    $       -    $  968,338
 Intersegment sales       1,560          -      6,410       (7,970)            -
 Operating profit        12,649      4,892      2,085       (3,270)       16,356
 Total assets           285,850     81,908     14,606       12,350       394,714
 Interest expense
    (income)              3,232      1,148       (31)      (1,706)        2,643
 Depreciation and
    amortization          4,799        801        718          271         6,589
 Capital expenditures     6,095        762      2,088          474         9,419

Year-to-Date 1998

 Net external sales   $ 444,239  $ 316,275   $ 27,650    $       -    $  788,164
 Intersegment sales       1,371          -      6,812       (8,183)            -
 Operating profit        10,054      3,850      1,572       (2,304)       13,172
 Total assets           253,013     67,066     13,764        8,054       341,897
 Interest expense
    (income)              3,600        677       (221)      (1,989)        2,067
 Depreciation and
    amortization          3,869        704        558           58         5,189
 Capital expenditures     3,220      9,209        832           42        13,303

5.   Subsequent Events

     Subsequent to quarter end, the Company executed a definitive
agreement   to  acquire  the  common  stock  of  Dixon  Tom-A-Toe
Companies, Inc. ("Dixon"), an Atlanta-based privately-owned processor of fresh-cut produce. Dixon has operations in the Southeastern and Midwestern generating annual sales of approximately $60 million.

      In addition, the Company signed a definitive agreement to acquire certain assets of State Hotel Supply Company, Inc. ("State Hotel"), a privately-owned meat processor based in Newark, New Jersey. State Hotel serves many of the leading restaurants and food retailers in New York City and surrounding region. This acquisition is expected to add approximately $25 million in annualized net sales.

      These acquisitions are expected to close during the third quarter and will be accounted for under the purchase method of accounting.

Item 2.   Management's  Discussion  and  Analysis  of   Financial
          Condition and Results of Operations

General

      The Company derives its revenue primarily from the sale of food and food-related products to the foodservice, or "away-from-home" eating," industry. The foodservice industry consists of two major customer types: "traditional" foodservice customers, consisting of independent restaurants, hotels, cafeterias, schools, healthcare facilities and other institutional customers, and "multi-unit chain" customers, consisting of regional and national quick-service restaurants and casual dining restaurants. Products and services provided to the Company's traditional and multi-unit chain customers are supported by identical physical facilities, vehicles, equipment, systems and personnel. The principal components of the Company's expenses include cost of goods sold, which represents the amount paid to manufacturers and growers for products sold, and operating expenses, which includes primarily labor-related expenses, delivery costs and occupancy expenses.

Results of Operations

The following table sets forth, for the periods indicated, the components of the condensed consolidated statements of earnings expressed as a percentage of net sales:

[CAPTION]

                   Three Months Ended     Six Months Ended
                      July 3,   June 27,   July 3,   June 27,
                       1999      1998       1999      1998
Net sales             100.0 %     100.0 %    100.0  %  100.0  %
Cost of goods sold     86.5        87.0       86.5      87.0
     Gross profit      13.5        13.0       13.5      13.0
Operating expenses     11.5        11.0       11.8      11.3
     Operating profit   2.0         2.0        1.7       1.7
Other expense, net      0.2         0.3        0.7       0.3
     Earnings before
       income taxes     1.8         1.7        1.0       1.4
Income tax expense      0.7         0.6        0.4       0.5
     Net earnings       1.1 %       1.1 %      0.6  %    0.9  %

Comparison of Periods Ended July 3, 1999 to June 27, 1998.

      Net  sales increased 21.5% to $502.0 million for the  three months  ended  July  3,  1999 (the "1999  quarter")  from  $413.0 million  for  the  three months ended June 27,  1998  (the  "1998 quarter").  Net sales increased 22.9% to $968.3 million  for  the six  months  ended July 3, 1999 (the "1999 period")  from  $788.2 million  for  the  six  months ended June  27,  1998  (the  "1998
period").    Net  sales  in  the  Company's  existing  operations
increased 17% over the 1998 quarter and 18% over the 1998  period while  acquisitions contributed the remaining 5% of the Company's
total  sales  growth for both the quarter and period.   Inflation
amounted  to  approximately  1% for both  the  1999  quarter  and period.

      Gross  profit increased 26.4% to $67.9 million in the  1999
quarter  from  $53.7 million in the 1998 quarter.   Gross  profit
increased 28.2% to $130.8 million in the 1999 period from  $102.1 in  the 1998 period.  Gross profit margin increased to 13.5%  for both  the 1999 quarter and period compared to 13.0% for both  the
1998 quarter and period.  The increase in gross profit margin was due  primarily to the following factors.  During the second  half of  1998  and in the first quarter of 1999, the Company  acquired three broadline distribution and merchandising companies that have higher  gross  margins than the Company's customized distribution operations.  Sales also grew internally in the Company's  produce processing  operations  by approximately  6.9%  during  the  1999 quarter  and 12.2% for the 1999 period which operations currently have  higher  margins than the Company's foodservice distribution operations.

      Operating expenses increased 27.0% to $57.8 million in  the
1999  quarter  compared with $45.5 million in the  1998  quarter.
Operating expenses increased 28.8% to $114.5 million in the  1999 period from $88.9 million in the 1998 period.  As a percentage of net  sales,  operating expenses increased to 11.5%  in  the  1999 quarter  from 11.0% in the 1998 quarter and to 11.8% in the  1999 period  from 11.3% in the 1998 period.  The increase in operating expenses  as  a  percent of net sales is  due  primarily  to  the following  factors.  The Company incurred additional expense  due to an increase in labor costs to maintain a high level of service
to  its  customers.   Operating expenses as a percentage  of  net
sales  were also impacted by the acquisition of APC which  has  a
higher   expense   ratio  than  many  of  the   Company's   other
subsidiaries.

      Operating  profit increased 23.0% to $10.1 million  in  the
1999   quarter   from   $8.2  million  in   the   1998   quarter.
Additionally,  operating profit increased 24.2% to $16.4  million in  the  1999  period  from $13.2 million  in  the  1998  period.
Operating  profit margin remained the same at 2.0% for  both  the
1999  and  1998  quarters and 1.7% for both  the  1999  and  1998 period.

      Other  expense increased to $1.2 million in 1999 from  $1.0 million  in  the 1998 quarter.  Other expense also  increased  to
$6.4  million in the 1999 period from $2.0 million  in  the  1998
period.   Other  expense  for the 1999  period  included  a  $3.8
million  nonrecurring  expense related to the  merger  with  NCF.
Interest  expense for the 1999 quarter amounted to  $1.4  million compared to $1.1 million for the 1998 quarter.  Interest  expense amounted  to $2.6 million for the 1999 period compared with  $2.1 million for the 1998 period.

      Income  tax expense increased to $3.4 million in  the  1999 quarter  from  $2.6 million in the 1998 quarter  primarily  as  a result  of  higher  pre-tax income compared to the  prior  year's period.  Income tax expense decreased to $3.9 million in the 1999 period from $4.2 million in the 1998 period as a result of  lower pretax earnings due to the merger expenses discussed above.  As a percentage  of  earnings before income taxes, the  provision  for income  taxes was 38.5% and 36.6% for the 1999 and 1998 quarters, and  39.2% and 37.9% for the 1999 and 1998 periods, respectively.
The fluctuation in the effective tax rate is due primarily to the merger  with NCF, which was taxed as an S-Corporation for  income tax purposes prior to the merger with the Company.

      Net  earnings increased 19.5% to $5.4 million in  the  1999
quarter  compared  to  $4.5 million in  the  1998  quarter.   Net
earnings decreased 12.3% to $6.1 million in the 1999 period  from
$6.9  million in the 1998 period.  As a percentage of net  sales, net  earnings  remained  at  1.1% for  both  the  1999  and  1998 quarters, and decreased to 0.6% from 0.9% for the 1999  and  1998 periods, respectively.

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

      Cash provided by operating activities was $24.0 million and
$19.4  million for the 1999 and 1998 periods, respectively.   The
increase  in  cash  provided  by  operating  activities  resulted
primarily   from  decreased  levels  of  trade  receivables   and
increased levels of trade payables and accrued expenses.

     Cash  used  by  investing activities was $15.7  million  and
$32.8  million  for  the  1999  and 1998  periods,  respectively.
Investing  activities  consist  primarily  of  additions  to  and disposals of property, plant and equipment and the acquisition of
businesses.   The  Company's total capital expenditures  for  the
1999 quarter were $9.4 million.  The Company anticipates that its total  capital  expenditures, other than  for  acquisitions,  for fiscal 1999 will be approximately $29 million.  In addition,  the
1999  period included $5.5 million paid  to  the former shareholders of VFG and APC related to the achievement of certain performance criteria under those  purchase agreements.

      Cash used by financing activities was $10.6 million in  the
1999  period and cash provided by financing activities was  $14.5 million  for  the  1998 period.  Cash flows in  the  1999  period included net borrowings on the revolving credit facility ("Credit
Facility")  of  $8.2  million.  The  1999  period  also  included repayments  of long term debt in the amount of $8.8  million,  as well as a decrease in outstanding checks in excess of deposits of
$11.9  million.   Additionally, the  1999  period  includes  $2.1
million  from  the  exercise of stock options  and  $1.0  million distributed to the former shareholders of NCF in connection  with
that  acquisition.   Cash flows in the 1998 period  included  net
repayments  on  the  Credit Facility  of  $30.3  million  net  of repayment of $7.3 million of promissory notes used to finance the
acquisition  of  AFI  Foodservice Distributors,  Inc.   The  1998
period  also  included proceeds from the issuance of medium  term notes of $50.0 million.

      On March 5, 1999, the Company entered into an $85.0 million
Credit  Facility with a group of commercial banks which  replaced the Company's existing facility.  Approximately $24.0 million was
outstanding  under  the Credit Facility at  July  3,  1999.   The
Credit  Facility also supports up to $10.0 million of letters  of credit.  At July 3, 1999, the Company was contingently liable for
$6.0  million  of  outstanding letters  of  credit  which  reduce amounts  available under the Credit Facility.  At July  3,  1999,
the   Company  had  $55.0  million  available  under  the  Credit
Facility.   The Credit Facility bears interest at  LIBOR  plus  a
spread over LIBOR, which varies based on the ratio of funded debt
to  total  capital.   At July 3, 1999, the Credit  Facility  bore
interest  at  5.55%.  Additionally, the Credit Facility  requires the  maintenance of certain financial ratios as  defined  in  the credit agreement.

      On March 19, 1999, $9.0 million of Industrial Revenue Bonds were issued on behalf of a subsidiary of the Company to finance the construction of a produce processing facility. Approximately
$851,000 of the proceeds from these bonds have been used as of July 3, 1999. Interest varies as determined by the remarketing agent for the bonds and was approximately 4.27% at July 3, 1999.
The bonds are secured by a letter of credit issued by a commercial bank.

      In  1997,  the  Company completed a  $42.0  million  master
operating   lease  agreement  to  construct  or   purchase   four
distribution centers planned to become operational by the end  of
1999.   Under  this  agreement, the lessor owns the  distribution
centers, incurs the related debt to construct the facilities  and thereafter leases each facility to the Company.  The Company  has entered  into  a commitment to lease each facility for  a  period beginning  upon  the completion of each facility  and  ending  on
September 12, 2002, including extensions.  Upon the expiration of each  lease, the Company has the option to renegotiate the lease, sell the facility to a third party or to purchase the facility at its original cost.  If the Company does not exercise its purchase options, the Company has significant residual value guarantees of
each  property.   The  Company expects  the  fair  value  of  the
properties   included   in  this  agreement   to   eliminate   or
substantially  reduce the Company's exposure under  the  residual value guarantees.  At July 3, 1999, construction expenditures  to date were approximately $26.2 million.

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

     On  June  1,  1998, the Company acquired certain net  assets related  to the group and chemicals business of Affiliated  Paper
Companies, Inc. ("APC"), a privately owned marketing organization based  in  Tuscaloosa,  Alabama.  APC  provides  procurement  and merchandising  services for a variety of  paper,  disposable  and sanitation  supplies  to more than 300 independent  distributors.
On  July 27, 1998, the Company acquired certain net assets of the
Virginia Foodservice Group ("VFG") based in Richmond, Virginia, a division of a privately owned foodservice distributor in which  a
member   of  the  Company's  management  has  a  minor  ownership
interest.   VFG is a foodservice distributor primarily  servicing
traditional foodservice customers in the Central Virginia market.
Collectively, these companies had 1997 net sales of approximately
$69  million.  The aggregate purchase price for the assets of APC and  VFG  of  approximately  $29.4  million,  which  includes  an additional $4.4 million paid in the first quarter of 1999 to  the former  shareholders of VFG and an additional $1.1 million  paid in  the second quarter of 1999 to the former shareholders of  APC as  a  result of meeting certain performance criteria  under  the purchase agreements, was financed with proceeds from an  existing
credit  facility.   The aggregate consideration  payable  to  the
former  shareholders  of APC and VFG is subject  to  increase  in certain circumstances.

     The  acquisitions  of APC and VFG have  been  accounted  for using  the purchase method and, accordingly, the acquired  assets and liabilities have been recorded at their estimated fair values at  the  date  of acquisition.  The excess of the purchase  price
over  the  fair  value  of  tangible  net  assets  acquired   was
approximately $29.4 million and is being amortized on a straight-
line basis over estimated lives ranging from 5 to 40 years.

Year 2000 Issue

State of Readiness

      In  mid  1997, the Company initiated a project  to  address
potential   business  disruptions  related  to  data   processing
problems  as  a  result  of the year 2000 issue.  Initially,  the project focused primarily on the Company's information technology
("IT") systems. However, the project was subsequently expanded to
include   non-IT   systems   including,   among   other   things,
transportation     and    warehouse    refrigeration     systems,
telecommunications  and, utilities. The  project  consists  of  a number of phases: awareness, assessment, programming/testing  and implementation.  With  respect to IT  systems,  the  Company  has completed  the first three phases and approximately  80%  of  the
implementation  phase.  The  Company  expects  to  complete   the
implementation phase for IT systems during the third  quarter  of
1999.  With  respect to non-IT systems, the  Company  is  in  the assessment  phase  to  identify all  critical  systems  requiring remediation  and is developing a timetable for remediation  based upon  that  assessment.  As part of the year  2000  project,  the
Company   has   initiated  communications  with  its  significant
merchandise  suppliers and major customers to assess their  state of  readiness  for  the  year 2000. A significant  percentage  of suppliers  and customers have provided the Company  with  written responses  regarding  their state of  year  2000  readiness.  The
Company  is  continuing  to evaluate key  business  processes  to identify any additional non-IT systems requiring remediation  and to  work  with key suppliers and customers in preparing  for  the year  2000.  Despite  this  continuing effort,  the  Company  can provide  no  assurance that the IT and non-IT  systems  of  third party business partners with whom the Company relies upon will be year 2000 compliant.

Costs

      In  addition  to  the year 2000 project,  the  Company  has underway a project to standardize the computer systems at nine of its  broadline  distribution subsidiaries,  which  operate  in  a distributed  computing environment. The decision  to  standardize the  computer system used in these subsidiaries was based on  the
Company's  continued  growth and need to capture  information  to improve  operating efficiencies and capitalize on  the  Company's combined purchasing power. The plan to standardize these  systems was not accelerated by the year 2000 issue. Additionally, one  of the  Company's  distribution subsidiaries,  which  operates  four distribution  facilities, processes information in a  centralized
computing   environment.  Therefore,  the  Company's  year   2000
remediation efforts have been minimized by focusing its year 2000
programming  on  two  primary  operating  systems.  The   Company
anticipates   incurring   approximately   $750,000   related   to
remediating its IT systems for year 2000 compliance, of which the
Company  has incurred approximately $500,000 to date. The Company has not completed quantifying the remediation costs regarding non-
IT  systems.  Year 2000 remediation costs are being  expensed  as incurred  over  the life of the project and are not  expected  to have a material effect on the Company's results of operations.

Risks and Contingency Plans

      The Company is currently assessing the consequences of  its
IT  and non-IT remediation efforts not being completed timely  or its  efforts  not  being successful. As part of  this  assessment process,  the  Company is developing contingency plans  including
plans   to  address  interruption  of  merchandise  and  services
supplied  to  customers  and supplied  by  third  party  business partners.  The Company believes the most reasonably likely  worst case scenario related to the readiness of its IT systems would be that  the implementation of a year 2000 compliant system  in  all nine subsidiaries would not be completed in a timely fashion. The
Company's contingency plans in this case include backup plans  to process  transactions for non-compliant subsidiaries through  one of  the  Company's year 2000 compliant systems.  The  Company  is still  formulating these contingency plans. With respect to risks associated  with third party merchandise suppliers,  the  Company believes the most reasonably likely worst case scenario  is  that some  of  the Company's merchandise suppliers may have difficulty filling  orders and shipping products. The Company  believes  the risk  associated with merchandise suppliers' year 2000  readiness is  mitigated  by the significant number of Company relationships with  alternative  suppliers within various  product  categories, which  could  be substituted in the event of non-compliance.  The
Company  also  believes  the number of non-compliant  merchandise suppliers  will be minimized through its program of communicating with  key  suppliers  and  assessing their  state  of  year  2000 readiness.  The  Company has not yet completed its assessment of  all  non-IT systems  requiring  remediation,
including  various service providers. As the Company's year  2000
project   continues,  the  Company  will  continue   to   develop
contingency plans and identify alternative business processes and sources of supply for goods and services.

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

Item 3.   Quantitative  and Qualitative Disclosures About  Market
          Risks

      The Company's primary exposure to market risk is from changing interest rates related to the Company's long-term debt.
The Company currently manages this risk through a combination of fixed and floating rates on these obligations. As of July 3, 1999, the Company's total debt consisted of fixed and floating rate debt of $50.0 million and $25.4 million, respectively.
Substantially all of the Company's floating rate debt is based on LIBOR.

     During the second quarter of 1999, the Company entered into a forward swap contract for diesel fuel, which is used in the normal course of its distribution business. This contract fixes a certain portion of the Company's forecasted fuel costs through March, 2000. The following table represents the Company's outstanding fuel hedge contract as of July 3, 1999:


                                                            Average
                                               Notional     Contract    Estimated
                                                Amount        Price       Fair
                                               (gallons)                 Value
(In thousands except average contract price)
Forward swap contract                            5,367        $.4185       $391


                   PART II - OTHER INFORMATION



Item 4.   Submission of Matters to a Vote of Security Holders.

          (a.) The Annual Meeting of Shareholders was held on May 5, 1999.

          (b.) The following Director nominees were elected by the shareholders of record as of March 15, 1999

                                               Votes in    Votes
               Class III (term expires 2002):   Favor     Against    Abstentions

               C. Michael Gray                11,581,037       -       131,587
               John E. Stokely                11,580,625       -       131,999

          (c.) The following other matters were voted on by shareholders of record as of March 15, 1999.

                                               Votes in    Votes
                                                Favor     Against    Abstentions
               Amendment to the
               Company's 1993
               Employee Stock Incentive
               Plan to increase the
               number of shares available
               for issuance thereunder.        9,498,017   2,189,651     24,956




Item 6.   Exhibits and Reports on Form 8-K.

          (a.) Exhibits:

               15   Letter regarding unaudited financial
                    information from KPMG LLP.

               27.1 Financial Data Schedule (SEC only)

               27.2 Restated Financial Data Schedule (SEC only)

          (b.) No reports on Form 8-K were filed during the quarter ended July 3, 1999.

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


Date:  August 16, 1999