Form 10-Q
period 1999-10-02
PERFORMANCE FOOD GROUP CO
filed 1999-11-16
CIK 908254

UNITED STATES
       SECURITIES AND EXCHANGE COMMISSION
             WASHINGTON, D.C. 20549

                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE
         SECURITIES EXCHANGE ACT OF 1934


 FOR THE QUARTERLY PERIOD ENDED OCTOBER 2, 1999

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


               X    Yes                      No

As of November 12, 1999, 14,111,834 shares of the Registrant's common stock were outstanding.


              Independent Accountants' Review Report


The Board of Directors and Shareholders
Performance Food Group Company:


We have reviewed the accompanying condensed consolidated balance sheet of Performance Food Group Company and subsidiaries (the
Company) as of October 2, 1999, and the related condensed consolidated statements of earnings for the three-month and nine-month periods ended October 2, 1999 and September 26, 1998, and the condensed consolidated statements of cash flows for the nine-month periods ended October 2, 1999 and September 26, 1998. These condensed consolidated financial statements are the responsibility of the Company's management.

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


                               /s/ KPMG LLP

Richmond, Virginia
November 2, 1999



PART I - FINANCIAL INFORMATION

Item          Financial Statements.

            PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES

                 Condensed Consolidated Balance Sheets
                           (In thousands)

                                                        October 2,    January 2,
                                                           1999          1999
                                                        (Unaudited)
   Assets
     Current assets:
        Cash                                            $    7,068   $     7,796
        Trade accounts and notes receivable,net            124,867       110,372
        Inventories                                         99,579        90,388
        Other current assets                                 7,077         5,723

           Total current assets                            238,591       214,279

     Property, plant and equipment, net                    105,620        93,402
     Intangible assets, net                                101,978        78,023
     Other assets                                            1,471         2,008

           Total assets                                 $  447,660   $   387,712

   Liabilities and Shareholders' Equity

     Current liabilities:
        Outstanding checks in excess of deposits        $   16,456   $    33,589
        Current installments of long-term debt                 695           797
        Accounts payable                                   111,084        93,182
        Other current liabilities                           36,152        23,431

           Total current liabilities                       164,387       150,999

     Long-term debt, excluding current installments         94,678        74,305
     Deferred income taxes                                   5,323         5,323

           Total liabilities                               264,388       230,627

     Shareholders' equity                                  183,272       157,085

           Total liabilities and shareholders' equity   $  447,660   $   387,712

See accompanying notes to unaudited condensed consolidated financial statements.

                  PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES

              Condensed Consolidated Statements of Earnings (Unaudited)
                     (In thousands, except per share amounts)

                                          Three Months Ended          Nine Months Ended
                                        October 2, September 26,   October 2,   September 26,
                                          1999        1998            1999         1998
Net sales                              $ 534,583 $    445,018   $  1,502,921 $  1,233,182
Cost of goods sold                       460,208      384,441      1,297,698    1,070,552
       Gross profit                       74,375       60,577        205,223      162,630
Operating expenses                        62,266       51,228        176,758      140,109
       Operating profit                   12,109        9,349         28,465       22,521
Other income (expense):
    Interest expense                      (1,299)      (1,065)        (3,942)      (3,132)
    Nonrecurring merger expenses               -            -         (3,812)           -
    Other, net                               862          138            966          199
       Other expense, net                   (437)        (927)        (6,788)      (2,933)
       Earnings before income taxes       11,672        8,422         21,677       19,588
Income tax expense                         4,436        2,836          8,360        7,069
       Net earnings                    $   7,236 $      5,586   $     13,317 $     12,519


Basic net earnings per common share    $    0.52 $       0.42   $       0.97 $       0.94

Weighted average common shares
 outstanding                              13,911       13,413         13,659       13,382

Diluted net earnings per common share  $    0.50 $       0.40   $       0.94 $       0.90

Weighted average common shares and
  potential dilutive common shares
  outstanding                             14,368       13,949         14,125       13,898

See accompanying notes to unaudited condensed consolidated financial statements.

                 PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES

            Condensed Consolidated Statements of Cash Flows (Unaudited)
                                  (In thousands)

                                                              Nine Months Ended
                                                        October 2,    September 26,
                                                           1999            1998
Cash flows from operating activities:
     Net earnings                                    $      13,317   $    12,519
     Adjustments to reconcile net earnings
       to net cash provided by operating activities:
        Depreciation and amortization                       10,253         8,210
        ESOP contributions applied to principal
          of ESOP debt                                         400           369
        (Gain) on sale of investment                          (768)            -
        Loss (gain) on disposal of property,
          plant and equipment                                   56           (83)
        Change in operating assets and liabilities,net       6,232          (480)

          Net cash provided by operating activities         29,490        20,535

Cash flows from investing activities:
     Purchases of property, plant and equipment            (14,357)      (20,245)
     Proceeds from sale of investment                        1,563             -
     Proceeds from sale of property, plant and equipment        97           591
     Net cash paid for acquisitions                        (15,818)      (23,730)
     Increase in intangibles and other assets                 (251)         (254)

          Net cash used by investing activities            (28,766)      (43,638)

Cash flows from financing activities:
     Increase (decrease) in outstanding checks in
       excess of deposits                                  (17,750)          255
     Net borrowings (payments) on notes payable to banks    18,890       (19,786)
     Repayment of promissory notes                               -        (7,278)
     Issuance of long-term debt                              2,394        50,041
     Principal payments on long-term debt                   (8,946)         (846)
     Distributions of pooled company                        (1,025)         (241)
     Effect of conforming fiscal year of pooled company          -            84
     Employee stock option, incentive and employee stock
       purchase plans and related income tax benefit         4,985         1,174

          Net cash provided by (used for) financing
            activities                                      (1,452)       23,403

Net increase (decrease) in cash                               (728)          300
Cash at beginning of period                                  7,796         3,880
Cash at end of period                                $       7,068   $     4,180

See accompanying notes to unaudited condensed consolidated financial statements.

             PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES

      Notes to Unaudited Condensed Consolidated Financial Statements
                 October 2, 1999 and September 26, 1998

1.    Basis of Presentation

       The  accompanying  condensed  consolidated
financial  statements of Performance  Food  Group
Company  and  subsidiaries  (the  "Company")  are
unaudited,  with the exception of the January  2,
1999  condensed consolidated balance sheet, which
was derived from the audited consolidated balance
sheet  in  the Company's latest Annual Report  on
Form   10-K,  as  restated  for  the  pooling-of-
interests  described in Note  2.   The  unaudited
condensed consolidated financial statements  have
been   prepared  in  accordance  with   generally
accepted   accounting  principles   for   interim
financial reporting, and in accordance with  Rule
10-01 of Regulation S-X.

      In the opinion of management, the unaudited
condensed   consolidated   financial   statements
contained in this report reflect all adjustments, consisting of only normal recurring accruals, which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented.
The results of operations for any interim period are not necessarily indicative of results for the full year.

       These   unaudited  condensed  consolidated
financial statements, note disclosures and other information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest Annual
Report on Form 10-K.

2.   Business Combinations

     On August 28, 1999, the Company acquired the
common  stock of Dixon Tom-A-Toe Companies,  Inc.
("Dixon"),   an  Atlanta-based  privately   owned
processor  of fresh-cut produce.  Dixon  operates
as  a wholly owned subsidiary of the Company  and
has operations in the Southeastern and Midwestern
states.  On August 31, 1999, the Company acquired
certain net assets of State Hotel Supply Company,
Inc.  ("State  Hotel"), a  privately  owned  meat
processor  based  in Newark, New  Jersey.   State
Hotel serves many of the leading restaurants  and
food   retailers  in  New  York  City   and   the
surrounding  region.   The  operations  of  State
Hotel will be combined with the operations of AFI
Foodservice    Distributors,    Inc.     ("AFI").
Together, Dixon and State Hotel  had 1998  sales,
which will contribute to the Company's    ongoing
operations, of approximately  $80   million.  The
aggregate purchase price for the stock  of  Dixon
and the assets of State Hotel was $18.2  million.
To fund  these  acquisitions, the  Company issued
approximately 304,000 shares of its common  stock
and financed  $9.7   million  with  proceeds from
an existing   credit   facility.    The aggregate
consideration payable to the former shareholders of State Hotel is subject to increase in certain circumstances.

     The  acquisitions of Dixon and  State  Hotel
have   been  accounted  for  using  the  purchase
method;   therefore,  the  acquired  assets   and
liabilities have been recorded at their estimated
fair  values  at  the date of  acquisition.   The
excess of the purchase price over the fair  value
of   tangible  net  assets  acquired  for   these
acquisitions was approximately $19.8 million and is being amortized on a straight-line basis over estimated lives ranging from 5 to 40 years.

     The  consolidated statements of earnings and
cash  flows reflect the results of these acquired
companies  from  the date of acquisition  through
October  2,  1999.   The  unaudited  consolidated
results of operations for the first nine months of 1999, excluding non-recurring merger expenses discussed below of $3.8 million, and 1998 on a pro forma basis as though these acquisitions had been completed as of the beginning of 1998 are as follows:


                                                   Nine Months Ended
                                             Oct. 2, 1999  Sept. 26, 1998
   (in thousands, except per share amounts)
   Net sales                                 $  1,555,633  $    1,295,026
   Gross profit                                   216,455         176,600
   Net earnings                                    13,367          10,313
   Basic net earnings per common share                .96             .75
   Diluted net earnings per common share              .93             .73



     On  February 28, 1999, the Company completed
a merger with NorthCenter Foodservice Corporation
("NCF"),  in  which  NCF became  a  wholly  owned
subsidiary  of the Company.  NCF was a  privately
owned  foodservice distributor based in  Augusta,
Maine and had 1998 net sales of approximately $98
million.   The  merger was  accounted  for  as  a
pooling-of-interests and resulted in the issuance
of  approximately 850,000 shares of the Company's
common   stock  in  exchange  for  all   of   the
outstanding  stock  of  NCF.   Accordingly,   the
consolidated financial statements for periods prior to the combination have been restated to include the accounts and results of operations of NCF.

     The results of operations of the Company and
NCF,  including  $3.8  million  of  non-recurring
merger   expenses  previously  reported  by   the
Company,  and  the combined amounts presented  in
the     accompanying    consolidated    financial
statements are summarized below:

                    Three Months Ended       Nine Months Ended
                   Oct. 2,     Sept. 26,   Oct. 2,     Sept. 26,
                    1999         1998        1999        1998
  (in thousands)
  Net sales:
    The Company  $  499,519 $  415,289   $ 1,418,762  $ 1,157,441
    NCF              35,064     29,729        84,159       75,741
     Combined    $  534,583 $  445,018   $ 1,502,921  $ 1,233,182


  Net earnings (loss):

    The Company  $    6,164 $    4,687   $    14,402  $    11,448
    NCF               1,072        899        (1,085)       1,071
     Combined    $    7,236 $    5,586   $    13,317  $    12,519


     Adjustments  to  conform  NCF's   accounting
methods and practices to those of the Company consisted primarily of depreciation and were not material.

     NCF,  prior to the merger with the  Company,
was  treated  as  an  S-corporation  for  Federal
income  tax  purposes.  The following  pro  forma
disclosures  present  the  combined  results   of
operations,   excluding   non-recurring    merger
expenses of $3.8 million, as if NCF was taxed as a C-corporation for the periods presented:

                                          Three Months Ended        Nine Months Ended
                                          Oct. 2,  Sept. 26,       Oct. 2,    Sept. 26,
(in thousands, except per share amounts)    1999      1998          1999        1998
Net sales                               $ 534,583  $ 445,018   $ 1,502,921  $ 1,233,182
Cost of goods sold                        460,208    384,441     1,297,698    1,070,552
  Gross profit                             74,375     60,577       205,223      162,630
Operating expenses                         62,266     51,228       176,758      140,109
  Operating profit                         12,109      9,349        28,465       22,521
Other income (expense):
 Interest expense                          (1,299)    (1,065)       (3,942)      (3,132)
 Other, net                                   862        138           966          199
  Other expense, net                         (437)      (927)       (2,976)      (2,933)
  Earnings before income taxes             11,672      8,422        25,489       19,588
Income tax expense                          4,436      3,200         9,737        7,483
  Net earnings                           $  7,236  $   5,222   $    15,752  $    12,105

Basic net earnings per common share      $   0.52  $    0.39   $      1.15  $      0.90
Weighted average common shares
  outstanding                              13,911     13,413        13,659       13,382
Diluted net earnings per common share    $   0.50  $    0.37   $      1.11  $      0.87
Weighted average common shares and
  potential dilutive common shares
  outstanding                              14,368     13,949        14,125       13,898

     On   June  1,  1998,  the  Company  acquired
certain  net  assets related  to  the  group  and
chemicals business of Affiliated Paper Companies,
Inc.   ("APC"),   a  privately  owned   marketing
organization  based in Tuscaloosa, Alabama.   APC
provides  procurement and merchandising  services
for a variety of paper, disposable and sanitation
supplies    to    more   than   300   independent
distributors.   On  July 27,  1998,  the  Company
acquired  certain  net  assets  of  the  Virginia
Foodservice  Group  ("VFG")  based  in  Richmond,
Virginia,   a  division  of  a  privately   owned
foodservice distributor in which a member of  the
Company's   management  has  a  minor   ownership
interest.    VFG  is  a  foodservice  distributor
primarily   servicing   traditional   foodservice
customers   in   the  Central  Virginia   market.
Collectively, these companies had 1997 net  sales
of  approximately  $69  million.   The  aggregate
purchase price for the assets of APC and  VFG  of
approximately  $29.4 million, which  includes  an
additional $4.4 million paid in the first quarter
of 1999 to the former shareholders of VFG, and an
additional  $1.1  million  paid  in  the   second
quarter of 1999 to the former shareholders of APC
as   a  result  of  meeting  certain  performance
criteria   under  the  purchase  agreement,   was
financed with proceeds from an existing credit facility. The aggregate consideration payable to the former shareholders of APC and VFG is subject to further increase in certain circumstances.

     The  acquisitions of APC and VFG  have  been
accounted  for  using  the purchase  method  and,
accordingly, the acquired assets and  liabilities
have been recorded at their estimated fair values
at  the  date of acquisition.  The excess of  the
purchase  price over the fair value  of  tangible
net  assets  acquired for these acquisitions  was
approximately   $29.4  million   and   is   being
amortized on a straight-line basis over estimated lives ranging from 5 to 40 years.

     The  consolidated statements of earnings and
cash  flows reflect the results of these acquired
companies   from  the  date  of  the  acquisition
through   October   2,   1999.    The   unaudited
consolidated results of operations for the first nine months of 1998 on a pro forma basis as though these acquisitions had been consummated as of the beginning of 1998 are as follows:


                                             Nine Months Ended
                                               Sept. 26, 1998
   (in thousands, except per share amounts)
   Net sales                                   $     1,270,807
   Gross profit                                        172,737
   Net earnings                                         12,430
   Basic net earnings per common share                    0.93
   Diluted net earnings per common share                  0.89

3.   Supplemental Cash Flows Information
                                             Nine Months Ended
                                            Oct. 2,  Sept. 26,
      (in thousands)                         1999      1998
      Cash paid during the period for:
         Interest                         $   3,116   $  1,903
         Income taxes                     $   3,976   $  7,181



4.   Industry Segment Information

     During  the  fourth  quarter  of  1998,  the
Company  adopted  SFAS No. 131, Disclosure  about
Segments    of   an   Enterprise   and    Related
Information.   The  adoption  of  SFAS  No.   131
requires    the   presentation   of   descriptive
information  about reportable segments  which  is
consistent  with  that  made  available  to   the
management  of the Company to assess  performance
of various operating units.  Certain 1998 amounts
have   been  restated  to  conform  to  the  1999
presentation,    consistent   with   management's
reporting structure.

     Under  SFAS No. 131, the Company  has  three
reportable   segments:    broadline   foodservice
distribution      ("Broadline"),       customized
foodservice   distribution  ("Customized"),   and
fresh   cut  produce  processing  ("Fresh  Cut").
Broadline  distributes approximately 25,000  food
and  food-related  products to a  combination  of
approximately  21,000 traditional and  multi-unit
chain  customers.  Broadline consists  of  eleven
operating  locations  that  independently  design
their  own  product mix, distribution routes  and
delivery  schedules  to accommodate  the  varying
needs of these customers.  Customized focuses  on
serving certain of the Company's multi-unit chain
customers  whose  sales volume,  growth,  product
mix,    service   requirements   and   geographic
locations  are such that these customers  can  be
more   efficiently  served  through   centralized
information   systems,   dedicated   distribution
routes and relatively large and consistent orders
per  delivery.  Customized currently  distributes
products in approximately 48 states through  five
distribution facilities.  Fresh Cut processes and
distributes  a  variety  of  fresh  produce   and
vegetables   primarily   to   multi-unit    chain
customers   mainly   in  the   Southeastern   and
Southwestern United States.

                                                     Fresh   Corporate &
(in thousands)               Broadline  Customized    Cut    Intersegment  Consolidated
Third Quarter 1999

Net external sales         $  297,732  $  213,776 $  23,075  $       -     $   534,583
Intersegment sales              1,026           -     3,688     (4,714)             -
Operating profit                9,503       2,738     1,171     (1,303)         12,109
Total assets                  304,523      88,226    46,925      7,986         447,660
Interest expense (income)       1,759         598        66     (1,124)          1,299
Depreciation and amortization   2,461         407       639        157           3,644
Capital expenditures            2,321         323     1,940        354           4,938

Third Quarter 1998

Net external sales         $  255,724  $  174,816 $  14,478  $       -     $   445,018
Intersegment sales                747           -     3,154     (3,901)              -
Operating profit                7,052       2,207       722       (632)          9,349
Total assets                  277,081      72,787    13,524     11,152         374,544
Interest expense (income)       2,224         213      (151)    (1,221)          1,065
Depreciation and amortization   2,310         355       321         34           3,020
Capital expenditures            3,022       3,819       151         31           7,023


                                                     Fresh   Corporate &
(in thousands)               Broadline  Customized    Cut    Intersegment  Consolidated

Year-to-Date 1999

Net external sales         $  849,859  $  598,765 $  54,297  $       -     $ 1,502,921
Intersegment sales              2,586           -    10,098    (12,684)              -
Operating profit               21,447       7,630     3,256     (3,868)         28,465
Total assets                  304,523      88,226    46,925      7,986         447,660
Interest expense (income)       4,991       1,746        35     (2,830)          3,942
Depreciation and amortization   7,260       1,208     1,357        428          10,253
Capital expenditures            8,416       1,085     4,028        828          14,357

Year-to-Date 1998

Net external sales         $  699,963  $  491,091 $  42,128  $        -    $ 1,233,182
Intersegment sales              2,118           -     9,966     (12,084)             -
Operating profit               16,488       6,057     2,294      (2,318)        22,521
Total assets                  277,081      72,787    13,524      11,152        374,544
Interest expense (income)       5,824         890      (372)     (3,210)         3,132
Depreciation and amortization   6,180       1,059       879          92          8,210
Capital expenditures            6,161      13,028       983          73         20,245

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations

General

      The Company  derives its revenue  primarily
from the sale of  food and food-related  products
to  the  foodservice, or "away-from-home eating,"
industry.   The foodservice industry consists  of
two    major   customer   types:    "traditional"
foodservice  customers, consisting of independent
restaurants,    hotels,   cafeterias,    schools,
healthcare  facilities  and  other  institutional
customers,   and   multi-unit  chain   customers,
consisting of regional and national quick-service
restaurants   and   casual  dining   restaurants.
Products  and services provided to the  Company's
traditional  and multi-unit chain  customers  are
supported   by  identical  physical   facilities,
vehicles, equipment, systems and personnel.   The
principal  components of the  Company's  expenses
include cost of goods sold, which represents  the
amount  paid  to  manufacturers and  growers  for
products  sold,  and  operating  expenses,  which
includes    primarily   labor-related   expenses,
delivery costs and occupancy expenses.

Results of Operations

The  following table sets forth, for the  periods
indicated,   the  components  of  the   condensed
consolidated statements of earnings expressed as a percentage of net sales:

                               Three Months Ended    Nine Months Ended
                              Oct. 2,    Sept. 26,  Oct. 2,   Sept. 26,
                               1999        1998       1999      1998

Net sales                     100.0 %     100.0 %    100.0  %  100.0  %
Cost of goods sold             86.1        86.4       86.3      86.8
  Gross profit                 13.9        13.6       13.7      13.2
Operating expenses             11.6        11.5       11.8      11.4
  Operating profit              2.3         2.1        1.9       1.8
Other expense, net              0.1         0.2        0.5       0.2
  Earnings before income taxes  2.2         1.9        1.4       1.6
Income tax expense              0.8         0.6        0.5       0.6
  Net earnings                  1.4 %       1.3 %      0.9  %    1.0  %

Comparison of Periods Ended October 2,  1999  and
September 26, 1998

      Net sales increased 20.1% to $534.6 million
for  the three months ended October 2, 1999  (the
"1999 quarter") from $445.0 million for the three
months  ended  September  26,  1998  (the   "1998
quarter").   Net sales increased 21.9%  to  $1.50
billion for the nine months ended October 2, 1999
(the  "1999 period") from $1.23 billion  for  the
nine  months ended September 26, 1998 (the  "1998
period").   Net  sales in the Company's  existing
operations  increased 17% over the  1998  quarter
and period, while acquisitions contributed 3% and
5%  of  the Company's total sales growth for  the
1999  quarter and period, respectively.   In  the
1999 quarter, sales grew internally in Broadline,
Customized  and Fresh Cut by 13%, 22%,  and  12%,
respectively,  over the 1998 quarter.   Sales  in
the   1999   period  also  grew   internally   in
Broadline, Customized and Fresh Cut by 15%,  22%,
and  13%,  respectively, over  the  1998  period.
Inflation was not significant in either the  1999
quarter or period.

       Gross  profit  increased  22.8%  to  $74.4
million in the 1999 quarter from $60.6 million in
the  1998 quarter.  Gross profit increased  26.2%
to  $205.2 million in the 1999 period from $162.6
million in the 1998 period.  Gross profit  margin
increased to 13.9% and 13.7% for the 1999 quarter
and  period, respectively, compared to 13.6%  and
13.2%   for   the   1998  quarter   and   period,
respectively. Gross margins improved slightly  in
each   of   the  Company's  reportable  segments.
Margins also increased partly as the   result  of
the     acquisition  of  two     broadline    and
merchandising  companies in the  second  half  of
1998  and  the  first   quarter  of  1999.  These
companies  have higher   gross   margins than the
Company's customized distribution operations.

      Operating expenses increased 21.5% to $62.3
million  in the 1999 quarter compared with  $51.2
million  in the 1998 quarter.  Operating expenses
increased  26.2% to $176.8 million  in  the  1999
period  from  $140.1 million in the 1998  period.
As  a percentage of net sales, operating expenses
increased to 11.6% in the 1999 quarter from 11.5%
in  the  1998 quarter, and to 11.8% in  the  1999
period  from  11.4%  in  the  1998  period.   The
increase in operating expenses as a percentage of
net  sales  is  due  primarily to  the  following
factors.  The Company incurred additional expense
due  to an increase in labor costs to maintain  a
high   level   of   service  to  its   customers.
Operating expenses as a percentage of net sales were also impacted by the June 1998 acquisition of APC which has a higher expense ratio than many of the Company's other subsidiaries.

      Operating profit increased 29.5%  to  $12.1
million in the 1999 quarter from $9.3 million  in
the 1998 quarter.  Additionally, operating profit
increased  26.4%  to $28.5 million  in  the  1999
period  from  $22.5 million in the  1998  period.
Operating  profit margin increased  to  2.3%  and
1.9%   for   the   1999   quarter   and   period,
respectively, compared to 2.1% and 1.8% for the 1998 quarter and period, respectively.

      Other expense decreased to $437,000 in  the
1999  quarter from $927,000 in the 1998  quarter.
Included in other expense in the 1999 quarter was
a  gain of $768,000 on the sale of an investment.
Other  expense increased to $6.8 million  in  the
1999 period from $2.9 million in the 1998 period.
Other expense for the 1999 period included a $3.8
million  non-recurring  expense  related  to  the
merger  with NCF.  Interest expense for the  1999
quarter amounted to $1.3 million compared to $1.1 million for the 1998 quarter. Interest expense amounted to $3.9 million for the 1999 period compared with $3.1 million for the 1998 period.

     Income tax expense increased to $4.4 million
in the 1999 quarter from $2.8 million in the 1998
quarter  primarily as a result of higher  pre-tax
income  compared  to  the prior  year's  quarter.
Income  tax expense increased to $8.4 million  in
the  1999  period from $7.1 million in  the  1998
period, also primarily as a result of higher pre-
tax  income compared to the prior year's  period.
As  a percentage of earnings before income taxes,
the  provision  for income taxes  was  38.0%  and
33.7%   for   the   1999   and   1998   quarters,
respectively, and 38.6% and 36.1%  for  the  1999
and 1998 periods, respectively. The fluctuation in the effective tax rate is due primarily to the merger with NCF, which was taxed as an S-
Corporation for income tax purposes prior to the merger with the Company.

     Net earnings increased 29.6% to $7.2 million
in  the 1999 quarter compared to $5.6 million  in
the 1998 quarter.  Net earnings increased 6.4% to
$13.3  million  in  the 1999  period  from  $12.5
million in the 1998 period. As a percentage of net sales, net earnings increased to 1.4% from 1.3% in the 1999 and 1998 quarters, respectively, and decreased to 0.9% from 1.0% for the 1999 and 1998 periods, respectively. Net earnings for the 1999 period were impacted by non-recurring merger expenses related to the acquisition of NCF.

Liquidity and Capital Resources

      The Company has historically financed its operations and growth primarily with cash flows from operations, borrowings under its credit facility, operating leases, normal trade credit terms and the sale of the Company's common stock.
Despite the Company's large sales volume, working capital needs are minimized because the Company's investment in inventory is financed principally with accounts payable.

      Cash  provided by operating activities  was
$29.5 million and $20.5 million for the 1999  and
1998 periods, respectively.  The increase in cash
provided   by   operating   activities   resulted
primarily from increased net earnings, adjusted for depreciation and amortization, and improved levels of trade receivables.

     Cash  used by investing activities was $28.8
million  and $43.6 million for the 1999 and  1998
periods,   respectively.   Investing   activities
consist  primarily of additions to and  disposals
of   property,  plant  and  equipment   and   the
acquisition  of businesses.  The Company's  total
capital  expenditures for the  1999  period  were
$14.4 million, compared to $20.2 million for  the
1998  period.  The Company anticipates  that  its
total   capital  expenditures,  other  than   for
acquisitions,   for   fiscal   1999    will    be
approximately $22   million.  In the 1999 period,
net  cash  paid  for acquisitions  included  $9.7
million paid for the acquisitions of Dixon and State Hotel, and $5.5 million paid to the former shareholders of VFG and APC related to the achievement of certain performance criteria under the purchase agreements. In the 1998 period, net cash paid for acquisitions of $23.7 million was for the purchase of VFG and APC.

      Cash used for financing activities was $1.5
million in the 1999 period, and cash provided  by
financing  activities was $23.4 million  for  the
1998  period.   Cash  flows in  the  1999  period
included  net borrowings on the revolving  credit
facility  ("Credit Facility") of  $18.9  million.
The 1999 period also included repayments of long-
term  debt in the amount of $8.9 million, as well
as  a decrease in outstanding checks in excess of
deposits  of  $17.8  million.  Additionally,  the
1999  period  includes  $5.0  million  from   the
exercise  of  stock  options  and  $1.0   million
distributed  to the former shareholders  of  NCF.
Cash  flows  in  the  1998  period  included  net
repayments  on  the  Credit  Facility  of   $19.8
million  and  net repayments of $7.3  million  of
promissory  notes used to finance the acquisition
of  AFI.   The 1998 period also included proceeds
of   issuance  of  medium-term  notes  of   $50.0
million.

      On  March 5, 1999, the Company entered into
an  $85.0 million Credit Facility with a group of
commercial  banks  which replaced  the  Company's
existing  facility.  Approximately $34.0  million
was  outstanding  under the  Credit  Facility  at
October  2,  1999.   The  Credit  Facility   also
supports  up  to  $10.0  million  of  letters  of
credit.   At  October 2, 1999,  the  Company  was
contingently   liable   for   $6.3   million   of
outstanding   letters  of  credit  which   reduce
amounts available under the Credit Facility.   At
October  2,  1999, the Company had $44.7  million
available under the Credit Facility.  The  Credit
Facility  bears interest at LIBOR plus  a  spread
over  LIBOR, which varies based on the  ratio  of
funded  debt  to total capital.   At  October  2,
1999, the Credit Facility bore interest at 5.96%.
Additionally,  the Credit Facility  requires  the
maintenance  of  certain  financial   ratios   as
defined in the credit agreement.

       On   March  19,  1999,  $9.0  million   of
Industrial Revenue Bonds were issued on behalf of
a  subsidiary  of  the  Company  to  finance  the
construction  of  a produce processing  facility.
Approximately $2.4 million of the  proceeds  from
these bonds have  been used and are  reflected on
the Company's   balance   sheet as of  October 2,
1999.  Interest  varies  as   determined  by  the
remarketing agent for the bonds and was 4.00% at October 2, 1999. The bonds are secured by a letter of credit issued by a commercial bank.

      During  the  third  quarter  of  1999,  the
Company  increased  its  master  operating  lease
agreement from $42 million to $47 million used to
construct  or purchase four distribution  centers
planned to become operational during 2000.  Under
this  agreement, the lessor owns the distribution
centers, incurs the related debt to construct the
facilities and thereafter leases each facility to
the  Company.   The Company has  entered  into  a
commitment  to lease each facility for  a  period
beginning  upon the completion of  each  facility
and  ending  on  September  12,  2002,  including
extensions.   Upon the expiration of each  lease,
the  Company  has  the option to renegotiate  the
lease, sell the facility to a third party  or  to
purchase  the facility at its original cost.   If
the   Company  does  not  exercise  its  purchase
options,  the  Company  has significant  residual
value  guarantees of each property.  The  Company
expects the fair value of the properties included
in  this  agreement to eliminate or substantially
reduce  the Company's exposure under the residual
value   guarantees.   Through  October  2,  1999,
construction expenditures by the lessor were approximately $27.2 million.

      The Company believes that cash flows from operations and borrowings under the Company's credit facilities will be sufficient to finance its operations and anticipated growth for the foreseeable future.

Business Combinations

     On August 28, 1999, the Company acquired the
common stock of Dixon, an Atlanta-based privately
owned  processor  of  fresh-cut  produce.   Dixon
operates  as  a  wholly owned subsidiary  of  the
Company  and  has operations in the  Southeastern
and  Midwestern states.  On August 31, 1999,  the
Company  acquired  certain net  assets  of  State
Hotel, a privately owned meat processor based  in
Newark,  New Jersey.  State Hotel serves many  of
the leading restaurants and food retailers in New
York  City  and  the  surrounding  region.    The
operations  of State Hotel will be combined  with
the operations of AFI.  Together, Dixon and State
Hotel  had  1998  sales, which will contribute to
the     Company's      ongoing   operations,   of
approximately $80 million. The aggregate purchase
price for the stock of Dixon and the assets State
Hotel   was   $18.2   million.     To  fund these
acquisitions, the  Company  issued  approximately
304,000 shares of its common  stock and  financed
$9.7  million with   proceeds  from  the   Credit
Facility. The aggregate consideration payable to the former shareholders of State Hotel is subject to increase in certain circumstances.

     The  acquisitions of Dixon and  State  Hotel
have   been  accounted  for  using  the  purchase
method;   therefore,  the  acquired  assets   and
liabilities have been recorded at their estimated
fair  values  at  the date of  acquisition.   The
excess of the purchase price over the fair  value
of   tangible  net  assets  acquired  for   these
acquisitions was approximately $19.8 million and is being amortized on a straight-line basis over estimated lives ranging from 5 to 40 years.

     On  February 28, 1999, the Company completed
a merger with NCF,in which  NCF became  a  wholly
owned   subsidiary  of  the  Company.  NCF  was a
privately owned  foodservice distributor based in
Augusta,   Maine  and  had   1998  net  sales  of
approximately  $98   million.   The   merger  was
accounted  for  as  a   pooling-of-interests  and
resulted in the issuance of approximately 850,000
shares of the Company's common stock in  exchange
for  all   of   the  outstanding  stock  of  NCF.
Accordingly,   the    consolidated      financial
statements for periods prior to the combination have been restated to include the accounts and results of operations of NCF.

     On   June  1,  1998,  the  Company  acquired
certain  net  assets related  to  the  group  and
chemicals business of APC,    a  privately  owned
marketing   organization  based  in   Tuscaloosa,
Alabama.    APC    provides     procurement   and
merchandising  services for a  variety of  paper,
disposable and sanitation supplies to more   than
300 independent distributors.  On July 27,  1998,
the  Company acquired  certain  net assets of VFG
based  in  Richmond, Virginia, a  division  of  a
privately  owned foodservice distributor in which
a member of  the  Company's   management   has  a
minor   ownership interest.  VFG is a foodservice
distributor   primarily   servicing   traditional
foodservice customers in   the  Central  Virginia
market.  Collectively, these  companies had  1997
net  sales of  approximately  $69  million.   The
aggregate  purchase  price  for the assets of APC
and  VFG  of approximately  $29.4 million,  which
includes  an  additional $4.4 million paid in the
first quarter of 1999 to the former  shareholders
of VFG, and an additional $1.1  million  paid  in
the   second   quarter  of  1999  to  the  former
shareholders  of  APC  as  a  result  of  meeting
certain  performance criteria under the  purchase
agreement,   was financed  with proceeds from the
Credit Facility.   The  aggregate   consideration
payable to the former shareholders  of  APC   and
VFG   is   subject   to    increase  in   certain
circumstances.

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

Year 2000 Issue

State of Readiness

     In mid-1997, the Company initiated a project
to  address  any  potential business  disruptions
related  to data processing problems as a  result
of  the  year 2000 issue. Initially, the  project
focused  primarily  on the Company's  information
technology  ("IT") systems. However, the  project
was   subsequently  expanded  to  include  non-IT
systems    including,   among    other    things,
transportation   and   warehouse    refrigeration
systems,  telecommunications, and utilities.  The
project   consists   of  a  number   of   phases:
awareness,  assessment, programming/testing,  and
implementation. With respect to IT  systems,  the
Company  has completed implementation of  a  year
2000 compliant system in Broadline and Customized
and  will complete its implementation of  a  year
2000  compliant system in Fresh Cut  in  November
1999.  The Company will continue testing of  year
2000  compliant software and hardware during  the
remainder  of  1999.   With  respect  to   non-IT
systems, the Company has completed its assessment
of all critical systems requiring remediation and
substantially all remediation has been  completed
based  upon  that  assessment. In  addition,  the
Company has utilized a consultant to evaluate the
Company's  assessment  and documentation  of  its
state of readiness for the year 2000.  As part of
the  year 2000 project, the Company has initiated
communications  with its significant  merchandise
suppliers  and  major customers to  assess  their
state of readiness for the year 2000.  Over 2,000
suppliers and customers have provided the Company
with  written responses regarding their state  of
year 2000 readiness. The Company is continuing to
evaluate  key business processes to identify  any
additional  non-IT systems requiring  remediation
and  to work with key suppliers and customers  in
preparing   for  the  year  2000.  Despite   this
continuing effort, the Company can provide no assurance that the IT and non-IT systems of third party business partners on whom the Company relies will be year 2000 compliant.

Costs

      In  addition to the year 2000 project,  the
Company has underway a project to standardize the
computer   systems  at  nine  of  its   broadline
distribution  subsidiaries, which  operate  in  a
distributed  computing environment. The  decision
to  standardize the computer system used in these
subsidiaries was based on the Company's continued
growth and need to capture information to improve
operating  efficiencies  and  capitalize  on  the
Company's combined purchasing power. The plan  to
standardize these systems was not accelerated  by
the  year  2000 issue. Additionally, one  of  the
Company's   distribution   subsidiaries,    which
operates  four distribution facilities, processes
information    in    a   centralized    computing
environment. Therefore, the Company's  year  2000
remediation   efforts  have  been  minimized   by
focusing its year 2000 programming on two primary
operating   systems.   The  Company   anticipates
incurring   approximately  $800,000  related   to
remediating   its  IT  systems  for   year   2000
compliance, of which the Company has incurred approximately $600,000 to date. The Company has not completed quantifying the remediation costs of non-IT systems. Year 2000 remediation costs are being expensed as incurred over the life of the project and are not expected to have a material effect on the Company's results of operations.

Risks and Contingency Plans

      The  Company  is  currently  assessing  the
consequences  of  its IT and  non-IT  remediation
efforts not being completed timely or its efforts
not  being successful. As part of this assessment
process,  the  Company is finalizing  contingency
plans including plans to address interruption  of
merchandise  and services supplied  to  customers
and  supplied  by third party business  partners.
The  Company believes the most reasonably  likely
worst-case  scenario related to the readiness  of
its   IT  systems  would  be  that  a  year  2000
compliant  system  is not implemented  timely  in
certain  subsidiaries; or the Company's  mission-
critical  year 2000 compliant systems  fail.  The
Company  also  believes that a reasonably  likely
worst-case scenario could involve a loss of power
supply  at one or more of its subsidiaries.   The
Company   is  developing  contingency  plans   to
minimize   or  mitigate  the  impact   of   these
potential  scenarios.   With  respect  to   risks
associated     with    third-party    merchandise
suppliers,   the   Company  believes   the   most
reasonably  likely worst-case  scenario  is  that
some  of the Company's merchandise suppliers  may
have   difficulty  filling  orders  and  shipping
products.   The   Company   believes   the   risk
associated with merchandise suppliers' year  2000
readiness is mitigated by the significant  number
of   Company   relationships   with   alternative
suppliers   within  various  product  categories,
which  could be substituted in the event of  non-
compliance. The Company also believes the  number
of  non-compliant merchandise suppliers  will  be
minimized  through its program  of  communicating
with  key suppliers and assessing their state  of
year  2000 readiness.   The Company continues  to
finalize    contingency   plans   and    identify
alternative business processes and sources of supply for goods and services.

     The Company's project and related assessment of costs and risks are based on current estimates and assumptions, including the outcome of future events regarding the continued availability of certain resources, the timing and effectiveness of third-party remediation efforts and other factors. There can be no assurance that the Company's contingency plans or its efforts with respect to third-party business partners will be successful, which could have a material adverse effect on the Company's financial position or results of operations.

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

Item 3. Quantitative and Qualitative Disclosures
About Market Risks

      The  Company's primary exposure  to  market
risk  is from changing interest rates related  to
the  Company's  medium and long-term  debt.   The
Company  currently manages this  risk  through  a
combination of fixed and floating rates on  these
obligations.    As  of  October  2,   1999,   the
Company's  total  debt  consisted  of  fixed  and
floating  rate debt  of $50.0 million  and  $45.4
million, respectively. Substantially all of the Company's floating rate debt is based on LIBOR.

      During  the  second quarter  of  1999,  the
Company entered into a forward swap contract  for
diesel  fuel, which is used in the normal  course
of  its  distribution  business.   This  contract
fixes   a   certain  portion  of  the   Company's
forecasted fuel costs through March,  2000.   The
following    table   represents   the   Company's
outstanding fuel hedge contract as of October 2, 1999:


                           Notional    Average
                            Amount    Contract   Estimated
(in thousands, except      (gallons)    Price    Fair Value
 average contract price)
___________________________________________________________
Forward swap contract        3,586    $ .4250      $ 699
___________________________________________________________

           PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of
          Security Holders.

          No matters were submitted to a vote of
          security holders.

Item 6.   Exhibits and Reports on Form 8-K.

          (a.) Exhibits:

               10.31 Amendment to Certain Operative Agreements

               15    Letter regarding unaudited
                     financial information from KPMG LLP

               27.1  Financial Data Schedule (SEC only)

               27.2  Restated Financial Data Schedule (SEC only)

          (b.) No reports on Form 8-K were filed
               during the quarter ended October
               2, 1999.


                    Signature


Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


               PERFORMANCE FOOD GROUP COMPANY

                    By:  /s/Roger L. Boeve
                         Roger L. Boeve
                         Executive Vice President &
                         Chief Financial Officer


Date:  November 16, 1999