Form 10-K
period 2000-01-01
PERFORMANCE FOOD GROUP CO
filed 2000-03-31
CIK 908254

UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C.  20549
                      _______________
                        FORM  10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2000
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

Registrant's telephone number,including area code:
                       (804) 285-7340
Securities registered pursuant to Section 12(b) of the Act:
                           None
Securities registered pursuant to Section 12(g) of the Act:

          Common Stock, $.01 par value per share
            Rights to Purchase Preferred Stock
                      (Title of class)

       Indicate   by   check  mark   whether   the
Registrant: (1) has filed all reports required  to
be  filed by Section 13 or 15(d) of the Securities
Exchange  Act  of  1934 during  the  preceding  12
months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Yes   X     No

      Indicate  by  check mark  if  disclosure  of
delinquent   filers  pursuant  to  Item   405   of
Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-
K.  [  ]

      The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 28, 2000 was approximately $300,050,000.
The market value calculation was determined using the closing sale price of the Registrant's common stock on March 28, 2000, as reported on The Nasdaq
Stock Market.

Shares of common stock, $.01 par value per share, outstanding on March 28, 2000 were 13,890,108.

        DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K    Documents from which portions
                     are incorporated by reference

Part III             Portions of the Registrant's Proxy
                     Statement     relating   to    the
                     Registrant's  Annual   Meeting  of
                     Shareholders to be held on  May 3,
                     2000 are incorporated by reference
                     into Items 10, 11, 12 and 13.

                 PERFORMANCE FOOD GROUP COMPANY
                    FORM 10-K ANNUAL REPORT

                       TABLE OF CONTENTS

                           Part I
Item 1.  Business.                                          3
     The Company and its Business Strategy                  3
     Customers and Marketing                                3
     Products and Services                                  5
     Suppliers and Purchasing                               5
     Operations                                             6
     Competition                                            8
     Regulation                                             8
     Tradenames                                             8
     Employees                                              9
     Risk Factors                                           9
     Executive Officers                                    11
Item 2.  Properties                                        12
Item 3.  Legal Proceedings                                 13
Item 4.  Submission of Matters to a Vote of Shareholders   13
                          Part II
Item 5.  Market for the Registrant's Common Stock and
         Related Stockholder Matters                       13
Item 6.  Selected  Consolidated  Financial Data            14
Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations     15
Item 7A. Quantitative and Qualitative Disclosures
         About Market Risk                                 23
Item 8.  Financial Statements and Supplementary Data       23
Item 9.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure            23
                         Part III
Item 10. Directors and Executive Officers of the
         Registrant                                        24
Item 11. Executive Compensation                            24
Item 12. Security Ownership of Certain Beneficial
         Owners and Management                             24
Item 13. Certain Relationships and Related Transactions    24
                         Part IV
Item 14. Exhibits, Financial Statement Schedules and
         Reports on Form 8-K                               24

                PERFORMANCE FOOD GROUP COMPANY

                          PART I

Item 1.   Business.

The Company and its Business Strategy

            Performance  Food  Group  Company  and
subsidiaries   (the   "Company")    markets    and
distributes  a  wide variety  of  food  and  food-
related products to the foodservice, or "away-from-
home  eating," industry.  The foodservice industry
consists    of    two   major   customer    types:
"traditional" foodservice customers, consisting of
independent   restaurants,   hotels,   cafeterias,
schools,    healthcare   facilities   and    other
institutional  customers; and  "multi-unit  chain"
customers,  consisting  of regional  and  national
quick-service   restaurants  and   casual   dining
restaurants. The Company services these  customers
through   three  operating   segments:   broadline
foodservice distribution ("Broadline"); customized
foodservice distribution ("Customized"); and fresh-
cut  produce  processing ("Fresh-Cut").  Broadline
distributes  approximately 25,000 food  and  food-
related products to a combination of approximately
25,000 traditional and multi-unit chain customers.
Broadline  consists of eleven operating  locations
that  independently design their own product  mix,
distribution  routes  and  delivery  schedules  to
accommodate the varying needs of their  customers.
Customized  focuses  on  serving  certain  of  the
Company's  multi-unit chain customers whose  sales
volume,  growth, product mix, service requirements
and  geographic  locations  are  such  that  these
customers  can be more efficiently served  through
centralized    information   systems,    dedicated
distribution  routes  and  relatively  large   and
consistent  orders per delivery.   The  Customized
distribution network covers 50 states and  several
foreign    countries   from   five    distribution
facilities. Fresh-Cut processes and distributes a variety of fresh produce primarily for quick-service restaurants mainly in the Southeastern and Southwestern United States.

        The  Company's  business  strategy  is  to
continue  to  grow  its  foodservice  distribution
business through internal growth and acquisitions.
The  Company's  internal  growth  strategy  is  to
increase  sales to existing customers and identify
new  customers for whom the Company can act as the
principal  supplier. The Company also  intends  to
consider,    from   time   to   time,    strategic
acquisitions of other foodservice distribution companies to further penetrate existing markets and expand into new markets. Finally, the Company strives to achieve higher productivity in its existing operations.

        The Company uses a 52/53 week fiscal year ending on the Saturday closest to December 31.
The fiscal years ended January 1, 2000, January 2,
1999 and December 27, 1997, referred to herein as 1999, 1998 and 1997, respectively, were 52, 53 and
52 week years. As a result of the merger with NorthCenter Foodservice Corporation ("NCF") on
February 26, 1999, the consolidated financial statements for years prior to the combination have been restated to include the accounts and results of operations of NCF.

Customers and Marketing

         The  Company  believes  that  foodservice
customers select a distributor based on timely and
accurate  delivery  of orders, consistent  product
quality,  value added services and price.   Value-
added services include assistance in managing inventories, planning menus and controlling costs through increased computer communications and more efficient deliveries. In addition, certain of the Company's larger, multi-unit chain customers gain operational efficiency by dealing with one, or a limited number, of foodservice distributors.

         The   Company's  traditional  foodservice
customers include independent restaurants, hotels,
cafeterias,  schools,  healthcare  facilities  and
other   institutional  customers.    The   Company
attempts  to develop long-term relationships  with
these   customers   by   focusing   on   improving
efficiencies  and increasing the average  size  of
deliveries  to  these  customers.   The  Company's
traditional foodservice customers are supported in
this  effort by more than 630 sales and  marketing
representatives  and product  specialists.   Sales
representatives service customers in person or  by
telephone,   accepting  and   processing   orders,
reviewing  account  balances,  disseminating   new
product   information   and   providing   business
assistance  and  advice  where  appropriate.   The
Company  educates the sales representatives  about
the  Company's products and gives them  the  tools
necessary  to  deliver added value  to  the  basic
delivery  of  food and food-related items.   Sales
representatives are generally compensated  through
a  combination of commission and salary  based  on
several  factors  relating  to  profitability  and
collections.   These  representatives  use  laptop
computers to assist customers by entering orders, checking product availability, and pricing and developing menu planning ideas on a real-time basis. No single traditional foodservice customer accounted for more than 2% of the Company's consolidated net sales in 1999.

          The   Company's   principal   multi-unit
customers  are generally franchisees or corporate-
owned  units  of family dining, casual  theme  and
quick-service   restaurants.    These    customers
include   two   rapidly   growing   casual   theme
restaurant  concepts, Cracker Barrel  Old  Country
Stores,   Inc.  ("Cracker  Barrel")  and   Outback
Steakhouse,   Inc.   ("Outback"),   as   well   as
approximately  2,900  Wendy's,  Subway,   Kentucky
Fried  Chicken, Dairy Queen, Popeye's and Church's
quick-service  restaurants.  The  Company's  sales
programs  to  multi-unit  customers  tend  to   be
tailored to the individual customer and include  a
more  specialized product offering than the  sales
programs for the Company's traditional foodservice
customers.   Sales  to  multi-unit  customers  are
typically  high  volume, low  gross  margin  sales
which  require  fewer, but larger deliveries  than
those to traditional foodservice customers.  These
programs  offer operational and cost  efficiencies
for  both the customer and the Company and  result
in  reduced operating expenses as a percentage  of
sales   which  compensate  for  the  lower   gross
margins.   The Company's multi-unit customers  are
supported    primarily   by   dedicated    account
representatives who are responsible  for  ensuring
that  customers' orders are properly  entered  and
filled.   In addition, higher levels of management
assist  in  identifying new  potential  multi-unit
customers    and   managing   long-term    account
relationships.   Two  of the Company's  multi-unit
customers, Cracker Barrel and Outback, account for
a    significant   portion   of   the    Company's
consolidated  net  sales.  Net  sales  to  Cracker
Barrel   accounted  for  17%,  18%  and   21%   of
consolidated net sales for 1999, 1998 and 1997, respectively. Net sales to Outback accounted for 16%, 15% and 15% of consolidated net sales for 1999, 1998 and 1997, respectively. No other multi-unit customer accounted for more than 7% of the Company's consolidated net sales in 1999.

        The  Company's fresh-cut produce  business
provides  processed  produce,  including   salads,
sandwich  lettuce  and  cut tomatoes,  for  quick-
service   restaurants   and  other   institutional
accounts.    The   Company   develops   innovative
products  and  processing  techniques  to   reduce
costs,  improve product quality and reduce  price.
The Company's customers for its fresh-cut produce products include more than 13,000 McDonald's, Taco
Bell,  Burger  King, Pizza Hut,  Subway,  Kentucky
Fried Chicken, Popeye's and Church's restaurants.

Products and Services

        The  Company distributes more than  25,000
national  brand and private label food  and  food-
related   products  to  over  25,000   foodservice
customers.  These items include a broad  selection
of    "center-of-the-plate,"   canned   and    dry
groceries,  frozen foods, refrigerated  and  dairy
products,  paper  products and cleaning  supplies,
fresh-cut produce, restaurant equipment and  other
supplies.  The Company's controlled brands include
items marketed under the Pocahontas, Healthy  USA,
Premium  Recipe,  Colonial  Tradition,  Raffinato,
Gourmet Table and AFFLAB specialty lines, as  well
as   fresh-cut  produce  products  purchased   and
processed by the Company and marketed under the Fresh Advantage label.

        The  Company provides customers with other
value-added services in the form of assistance  in
managing  inventories, menu planning and improving
efficiency and profitability. As described  below,
the   Company   also  provides   procurement   and
merchandising   services  to   approximately   150
independent foodservice distributors, a number  of
independent  paper distributors, as  well  as  the
Company's   own   distribution   network.    These
procurement and merchandising services include negotiating vendor supply agreements and quality assurance related to the Company's private label and national branded products.

         The   following  table  sets  forth   the
percentage of the Company's consolidated net sales by product and service category in 1999:

                                           Percentage of Net
                                            Sales for 1999

   Center-of-the-plate                             29%
   Canned and dry groceries                        22
   Frozen foods                                    17
   Refrigerated and dairy products                 13
   Paper products and cleaning supplies             7
   Fresh-cut produce                                6
   Other produce                                    2
   Equipment and supplies                           2
   Vending                                          1
   Procurement, merchandising and other services    1
      Total                                       100%

Suppliers and Purchasing

        The  Company  procures its  products  from
independent    suppliers,   food    brokers    and
merchandisers,   including   its   wholly    owned
subsidiary,    Pocahontas   Foods,    USA,    Inc.
("Pocahontas").     Pocahontas    procures    both
nationally branded items as well as private  label
specialty  items  under the  Company's  controlled
labels.   Independent  suppliers   include   large
national  and  regional  food  manufacturers   and
consumer   products  companies,  meatpackers   and
produce shippers. The Company constantly seeks  to
maximize  its  purchasing  power  through   volume
purchasing. Although each operating subsidiary  is
responsible  for placing its own  orders  and  can
select  the products that appeal most to  its  own
customers,   each  subsidiary  is  encouraged   to
participate  in Company-wide purchasing  programs,
which enable it to take advantage of the Company's
consolidated  purchasing power.  Subsidiaries  are
also   encouraged  to  consolidate  their  product
offerings  to take advantage of volume purchasing.
The  Company  is not dependent on a single  source
for   any  significant  item  and  no  third-party
supplier represents more than 4% of the Company's total product purchases.

       Pocahontas selects foodservice products for
its   Pocahontas,  Healthy  USA,  Premium  Recipe,
Colonial  Tradition, Raffinato, Gourmet Table  and
AFFLAB brands and markets these brands, as well as
nationally  branded foodservice products,  to  the
Company's   own   distribution   operations    and
approximately    150    independent    foodservice
distributors  nationwide.  For its  services,  the
Company  receives marketing fees paid by  vendors.
More  than  17,000  of the products  sold  through
Pocahontas are sold under the Company's controlled
brands.  Approximately 550 vendors, located in all
areas of the country, supply products through  the
Pocahontas    distribution    network.     Because
Pocahontas negotiates supply agreements on  behalf
of  its  independent distributors as a group,  the
distributors    that   utilize   the    Pocahontas
procurement and merchandising group enhance their purchasing power.

Operations

        Each  of  the  Company's subsidiaries  has
substantial autonomy in its operations, subject to
overall   corporate   management   controls    and
guidance.   The  Company's  corporate   management
provides  centralized direction in  the  areas  of
strategic    planning,   general   and   financial
management,  sales  and merchandising.  Individual
marketing efforts are undertaken at the subsidiary
level  and  most of the Company's name recognition
in  the  foodservice  business  is  based  on  the
tradenames  of  its  individual  subsidiaries.  In
addition, the Company has begun to associate these
local  identities with the Performance Food  Group
name.   Purchasing  is  also  conducted  by   each
subsidiary   separately,  in   response   to   the
individual    needs    of   customers,    although
subsidiaries  are  encouraged  to  participate  in
Company-wide purchasing programs. Each  subsidiary
has  primary  responsibility  for  its  own  human
resources,   governmental   compliance   programs,
principal   accounting,  billing  and  collection.
Financial information reported by the Company's subsidiaries is consolidated and reviewed by the Company's corporate management.

        Distribution operations are conducted  out
of  twenty-three distribution centers  located  in
Tennessee, New Jersey, Maryland, Georgia, Florida,
Virginia,  Louisiana, Texas,  California,  Kansas,
North  Carolina  and  Maine. Customer  orders  are
assembled in the Company's distribution facilities
and  then  sorted, placed on pallets,  and  loaded
onto  trucks  and  trailers in delivery  sequence.
Deliveries  covering long distances  are  made  in
large  tractor-trailers that are generally  leased
by   the   Company.  Deliveries   within   shorter
distances  are  made in trucks, which  are  either
leased  or owned by the Company.  Certain  of  the
Company's  larger multi-unit chain  customers  are
serviced  using  dedicated  trucks  due   to   the
relatively large and consistent deliveries and the
geographic  distribution of these rapidly  growing
customers.  Some trucks and delivery trailers used
by   the   Company   have  separate   temperature-
controlled compartments. The Company utilizes a computer system to design the least costly route sequence for the delivery of its products.

The following table summarizes certain information regarding the Company's principal operations:

                                                        Approx.
                                                        Number of
                                                        Customer
                               Principal    Number      Locations
                   Principal   Types of     of          Currently
                   Region(s)   Business     Facilities  Served     Major Customers
Kenneth O. Lester  Nationwide  Foodsevice    5           1,500     Cracker Barrel, Outback, Don Pablo's,
Company, Inc.                  distribution                        Hops, Carraba's, Copeland's, Wendy's,
Lebanon, TN                                                        Harrigans and other restaurants, healthcare
                                                                   facilities and schools

Caro Foods, Inc.   South       Foodservice   1           2,100     Wendy's, Popeye's, Church's and other
Houma, LA                      distribution                        restaurants, healthcare facilities and schools

Milton's           South       Foodservice   1           5,000     Subway, Zaxby's and other restaurants,
Foodservice, Inc.  and         distribution                        healthcare facilities and schools
Atlanta, GA        Southeast

PFG Florida        Florida     Foodservice   1            2,300    Restaurants, healthcare facilities and schools
Division                       distribution
(formerly B&R
Foods Division)
Tampa, FL

Hale Brothers/     Tennessee,  Foodservice   1            1,100     Healthcare facilities, restaurants and schools
Summit, Inc.       Virginia    distribution
Morristown, TN     and
                   Kentucky

PFG - Lester       South       Foodservice   1            2,000     Wendy's and other restaurants, healthcare
Broadline, Inc.                distribution                         facilities and schools
Lebanon, TN

Performance        South       Foodservice   2            4,800     Popeye's, Church's, Subway, Kentucky Fried
Food Group of      and         distribution                         Chicken, Dairy Queen and other restaurants,
Texas, LP          Southwest                                        healthcare facilities and schools
Temple, TX

W. J. Powell       Georgia,    Foodservice   1             2,500    Restaurants, healthcare facilities and schools
Company, Inc.      Florida     distribution
Thomasville, GA    and
                   Alabama

AFI Food Service   New         Foodservice   2             2,800    Restaurants, healthcare facilities and schools
Distributors,      Jersey      distribution
Inc.               and metro
Elizabeth, NJ      New York
                   area

Pocahontas         Nationwide  Procurement    1               150   Independent foodservice distributors and vendors
Foods, USA,                    and
Inc.                           merchandising
Richmond, VA

Affiliated         Nationwide  Procurement    1               300   Independent paper distributors
Paper Companies,               and
Inc.                           merchandising
Tuscaloosa, AL

Virginia           Virginia    Foodservice    2             1,000   Restaurants and healthcare facilities
Foodservice                    distribution
Group, Inc.
Richmond, VA

NorthCenter        Maine       Foodservice    1             2,000   Restaurants, healthcare facilities and schools
Foodservice                    distribution
Corporation
Augusta, ME

Fresh Advantage,   Southeast   Fresh-cut      5            13,000   Distributors for several multi-unit chain
Inc.               and         produce                              restaurants including Burger King, Kentucky
Dallas, TX         Southwest                                        Fried Chicken, McDonald's, Pizza Hut, Taco Bell,
                                                                    Subway and other restaurants, healthcare facilities
                                                                    and schools.

Competition

        The  foodservice distribution industry  is
highly  competitive.  The  Company  competes  with
numerous smaller distributors on a local level, as
well   as   with  a  few  national   or   regional
foodservice    distributors.   Some    of    these
distributors have substantially greater  financial
and  other  resources than the  Company.  Although
large  multi-unit chain customers  usually  remain
with  one or more distributors over a long  period
of   time,  bidding  for  long-term  contracts  or
arrangements    is    highly    competitive    and
distributors  may  market  their  services  to   a
particular chain of restaurants over a long period
of  time  before they are invited to bid.  In  the
fresh-cut    produce   area   of   the   business,
competition  comes mainly from smaller processors,
although    the    Company   encounters    intense
competition  from  larger  national  and  regional
processors   when   selling   produce   to   chain
restaurants.   Management   believes   that   most
purchasing decisions in the foodservice business are based on the quality of the product, on the distributor's ability to completely and accurately fill orders, on providing timely deliveries, and on price.

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

         Certain  of  the  Company's  distribution
facilities   have  underground  and   above-ground
storage  tanks for diesel fuel and other petroleum
products which are subject to laws regulating such
storage  tanks.  Such laws have not had a material
adverse   effect  on  the  capital   expenditures,
earnings  or  the  competitive  position  of   the
Company.

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

Employees

        As  of  January 1, 2000, the  Company  had
approximately 4,200 full-time employees, including
approximately  1,200 in management, marketing  and
sales    and    the   remainder   in   operations.
Approximately 100 of the Company's employees are represented by a union or a collective bargaining unit. The Company considers its employee relations to be satisfactory.

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

        Low Margin Business; Economic Sensitivity.
The foodservice distribution industry generally is
characterized  by  relatively  high  volumes  with
relatively  low  profit  margins.   A  significant
portion of the Company's sales are at prices  that
are  based  on  product  cost  plus  a  percentage
markup.  As a result, the Company's profit  levels
may  be negatively impacted during periods of food
price  deflation  even though the Company's  gross
profit   percentage  may  remain  constant.    The
foodservice industry is also sensitive to national and regional economic conditions, and the demand for foodservice products supplied by the Company has been adversely affected from time to time by economic downturns. In addition, the Company's operating results are particularly sensitive to, and may be materially adversely impacted by, difficulties with the collectibility of accounts receivable, inventory control, competitive price pressures and unexpected increases in fuel or other transportation-related costs. There can be no assurance that one or more of such factors will not adversely affect future operating results.
The Company has experienced losses due to the uncollectibility of accounts receivable in the past and could experience such losses in the future.

        Reliance on Major Customers.  The  Company
derives  a  substantial portion of its  net  sales
from  customers  within the  restaurant  industry,
particularly  certain rapidly  growing  multi-unit
chain  customers.  Net sales to units  of  Cracker
Barrel  accounted  for 17%, 18%  and  21%  of  the
Company's consolidated net sales in 1999, 1998 and
1997,  respectively.  Sales to  Outback  accounted
for 16%, 15% and 15% of the Company's consolidated
net  sales  in  1999, 1998 and 1997, respectively.
The  Company has no written assurance from any  of
its customers as to the level of future sales.   A
material decrease in sales to any of the largest customers of the Company would have a material adverse impact on the Company's operating results.
The Company has been the primary supplier of food and food-related products to Cracker Barrel since
1975.  See "Business - Customers and Marketing."

       Acquisitions.  A significant portion of the
Company's  historical  growth  has  been  achieved
through    acquisitions   of   other   foodservice
distributors,  and the Company's  growth  strategy
includes additional acquisitions.  There can be no
assurance  that the Company will be able  to  make
successful    acquisitions    in    the    future.
Furthermore, there can be no assurance that future
acquisitions will not have an adverse effect  upon
the  Company's operating results, particularly  in
quarters immediately following the consummation of
such  transactions  while the  operations  of  the
acquired  business are being integrated  into  the
Company's  operations.  Following the  acquisition
of other businesses in the future, the Company may
decide  to  consolidate  the  operations  of   any
acquired business with existing operations,  which
may  result in the establishment of provisions for
consolidation.   To  the  extent   the   Company's
expansion is dependent upon its ability to obtain additional financing for acquisitions, there can be no assurance that the Company will be able to obtain financing on acceptable terms.

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

Executive Officers

        The following table sets forth certain information concerning the executive officers of the Company as of January 1, 2000:

  Name             Age   Position
  Robert C. Sledd   47   Chairman, Chief Executive Officer
                         and Director
  C. Michael Gray   50   President, Chief Operating Officer
                         and Director
  Roger L. Boeve    61   Executive Vice President and Chief
                         Financial Officer
  Thomas Hoffman    60   Senior Vice President
  David W. Sober    67   Vice President of Human Resources
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

        Thomas  Hoffman has served as Senior  Vice
President of the Company since February 1995.  Mr.
Hoffman has also served as President of Kenneth O.
Lester Company, Inc., a wholly owned subsidiary of
the  Company,  since 1989.  Prior to  joining  the
Company  in 1989, Mr. Hoffman served in  executive
capacities  at  Booth  Fisheries  Corporation,   a
subsidiary  of Sara Lee Corporation,  as  well  as
C.F.S.   Continental,  Miami   and   International
Foodservice, Miami, two foodservice distributors.

       David W. Sober has served as Vice President
for Human Resources since 1987 and as Secretary of
the Company since March 1991.  Mr. Sober served as
Vice  President for Purchasing of the Company from
March  1991  to  July 1994.  Mr. Sober  served  as
Corporate Vice President and Secretary for  Taylor
&  Sledd  Industries, Inc., a predecessor  of  the
Company,  during 1986 and 1987.   Mr.  Sober  held
various  positions  in  other  companies  in   the
wholesale  and  retail food industries,  including
approximately 30 years with the A&P grocery  store
chain.    Mr.  Sober  retired  from  the   Company
effective March 4, 2000.

Item 2.   Properties.

        The  following table presents  information
regarding   the   primary  real   properties   and
facilities  of  the  Company  and  its   operating
subsidiaries and division:

                          Approx.                                      Owned/Leased
                          Area in                                      (Expiration
Location                  Sq. Ft.  Principal Uses                      Date if Leased)
Performance Food Group
Company
  Richmond, VA              9,000   Corporate offices                   Leased (2000)
  Tampa, FL (PFG Florida  135,000   Administrative offices,product      Owned
  Division)                         inventory and distribution

Kenneth O. Lester
Company, Inc.
  Lebanon, TN              20,000   Aministrative offices               Owned
  Lebanon, TN             222,000   Product inventory and distribution  Owned
  Gainesville, FL         160,000   Product inventory and distribution  Owned
  McKinney, TX            163,000   Product inventory and distribution  Owned
  Belcamp, MD              73,000   Product inventory and distribution  Leased (2001)
  Bakersfield, CA             900   Administrative offices              Leased (2001)

Caro Foods, Inc.
  Houma, LA               120,000   Administrative offices, product     Owned
                                    inventory and distribution
Hale Brothers/
Summit, Inc.
  Morristown, TN           74,000   Administrative offices, product     Owned
                                    inventory and distribution
PFG-Lester,
Broadline, Inc.
  Lebanon, TN             160,000   Product inventory and               Leased (2002)
                                    distribution

Pocahontas Foods,
USA, Inc.
  Richmond, VA            116,000   Administrative offices, product     Leased (2004)
                                    inventory and distribution

Milton's Foodservice,
Inc.                      160,000   Administrative offices, product     Owned
  Atlanta, GA                       inventory and distribution

Performance Food Group
of Texas, LP
  Temple, TX              290,000   Administrative offices, product     Leased (2002)
                                    inventory and distribution

  Victoria, TX            250,000   Product inventory and               Owned
                                    distribution

W. J. Powell Company,
Inc.                      75,000    Administrative offices, product     Owned
  Thomasville, GA                   inventory and distribution

AFI Food Service
Distributors, Inc.
  Elizabeth, NJ          160,000    Administrative offices, product     Leased (2024)
                                    inventory and distribution

  Newark, NJ              21,000    Meat processing                     Leased (2001)

Affiliated Paper
Companies, Inc.
  Tuscaloosa, AL          16,000    Administrative offices              Leased (2003)

Virginia Foodservice
Group, Inc.
  Richmond, VA           100,000   Administrative offices, product      Leased (2013)
                                   inventory and distribution

  Norfolk, VA             18,000   Meat processing                      Owned

NorthCenter Foodservice
Corporation
  Augusta, ME            123,000   Administrative offices, product      Owned
                                   inventory and distribution

Fresh Advantage, Inc.
  Forest Park, GA         63,000   Produce processing and repacking     Leased (2000)
  Kansas City, KS         43,000   Produce processing                   Owned
  Raleigh, NC             36,000   Produce repacking                    Leased (2001)
  Houma, LA               45,000   Produce processing                   Owned
  Grand Prairie, TX       66,000   Produce processing                   Leased (2000)

Item 3.  Legal Proceedings.

        From time to time the Company is involved in routine litigation and proceedings in the ordinary course of business. The Company does not have pending any litigation or proceeding that management believes will have a material adverse effect upon the Company.

Item 4.  Submission of Matters to a Vote of
         Shareholders.

        No matters were submitted to a vote of the
shareholders  during  the  fourth  quarter   ended
January 1, 2000.

                      PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters.

       The prices in the table below represent the
high and low sales prices for the Company's common
stock  as reported by the Nasdaq National  Market.
As  of  March  28,  2000, the  Company  had  1,996
shareholders  of  record and  approximately  3,800
additional shareholders based on an estimate of individual participants represented by security position listings. No cash dividends have been declared, and the present policy of the Board of Directors is to retain all earnings to support operations and to finance expansion.

                                1999
                        High           Low
First Quarter          $30.50         $23.63
Second Quarter          28.63          23.25
Third Quarter           28.63          24.38
Fourth Quarter          28.00          20.75
For the Year            30.50          20.75

                                1998
                        High           Low
First Quarter          $24.00         $15.63
Second Quarter          21.50          18.38
Third Quarter           22.25          17.63
Fourth Quarter          29.13          19.88
For the Year            29.13          15.63

Item 6.  Selected Consolidated Financial Data

(Dollar amounts in thousands, except per share amounts)     1999          1998         1997       1996       1995
STATEMENT OF EARNINGS DATA:
Net sales                                               $ 2,055,598  $ 1,721,316  $ 1,331,002  $ 864,219  $ 739,744
Cost of goods sold                                        1,773,632    1,491,079    1,159,593    740,009    631,249
           Gross profit                                     281,966      230,237      171,409    124,210    108,495
Operating expenses                                          242,625      198,646      146,344    103,568     91,334
           Operating profit                                  39,341       31,591       25,065     20,642     17,161
Other income (expense):
   Interest expense                                          (5,388)      (4,411)      (2,978)    (1,346)    (3,411)
   Nonrecurring merger expenses                              (3,812)           -            -          -          -
   Gain on sale of investment                                   768            -            -          -          -
   Other, net                                                   342          195          111        176         14
           Other expense, net                                (8,090)      (4,216)      (2,867)    (1,170)    (3,397)
Earnings before income taxes                                 31,251       27,375       22,198     19,472     13,764
Income tax expense                                           12,000        9,965        8,298      7,145      5,293
           Net earnings                                 $    19,251  $    17,410  $    13,900  $  12,327  $   8,471

PER SHARE DATA:
Weighted average common shares outstanding                   13,772       13,398       12,810     12,059     10,040
Basic net earnings per common share                     $      1.40  $      1.30  $      1.09  $    1.02  $    0.84
Pro forma basic net earnings per common share (1)(2)           1.54         1.26         1.07       0.98       0.83
Weighted average common shares and
  dilutive potential shares outstanding                      14,219       13,925       13,341     12,536     10,481
Diluted net earnings per common share                   $      1.35  $      1.25  $      1.04  $    0.98  $    0.81
Pro forma diluted net earnings per common share (1)(2)         1.49         1.21         1.02       0.94       0.80
Book value per share                                    $     13.42  $     11.67  $     10.35  $    8.43  $    5.82

BALANCE SHEET AND OTHER DATA:
Working capital                                         $    70,879  $    63,280  $    60,131  $  49,397  $  35,210
Property, plant and equipment, net                          113,930       93,402       78,006     61,884     57,624
Depreciation and amortization                                14,137       11,501        8,592      6,128      5,873
Capital expenditures                                         26,006       26,663        9,054      9,703     16,751
Total assets                                                462,045      387,712      308,945    202,807    170,573
Short-term debt (including current
 installments of long-term debt)                                703          797          867        814      3,324
Long-term debt                                               92,404       74,305       54,798     16,134     44,660
Shareholders' equity                                        189,344      157,085      137,949    105,468     59,083
Total capital                                           $   282,451  $   232,187  $   193,564  $ 122,416  $ 107,067
Debt-to-capital ratio                                          33.0%        32.3%        28.7%      13.8%      44.8%
Pro forma return on equity (1)(2)                              12.3%        11.4%        11.2%      14.3%      15.5%
P/E ratio                                                      18.1         22.5         20.2       15.6       19.5


(1)  Pro forma adjustments to net earnings per common share and return on equity add back nonrecurring merger expenses and adjust income taxes as if NorthCenter Foodservice was taxed as a C-corporation for income tax purposes rather than as an S-corporation prior to the merger of NorthCenter Foodservice in February 1999.
(2)  1999 excludes a nonrecurring gain of $768 on the sale of an investment.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

     General

     Performance Food Group Company and subsidiaries (the "Company") was founded in 1987 as a result of the combination of various foodservice businesses, and has grown both internally through increased sales to existing and new customers and through acquisitions of existing foodservice distributors. The Company derives its revenue primarily from the sale of food and food-related products to the foodservice, or "away-from-home eating," industry. The foodservice industry consists of two major customer types: "traditional" foodservice customers, consisting of independent restaurants, hotels, cafeterias, schools, healthcare facilities and other institutional customers; and "multi-unit chain" customers, consisting of regional and national quick-service restaurants and casual dining restaurants. The Company services these customers through three operating segments: broadline foodservice distribution ("Broadline"); customized foodservice distribution ("Customized"); and fresh-cut produce processing ("Fresh-Cut"). Broadline distributes approximately 25,000 food and food-related products to a combination of approximately 25,000 traditional and multi-unit chain customers. Broadline consists of eleven operating locations that independently design their own product mix, distribution routes and delivery schedules to accommodate the varying needs of their customers. Customized focuses on serving certain of the Company's multi-unit chain customers whose sales volume, growth, product mix, service requirements and geographic locations are such that these customers can be more efficiently served through centralized information systems, dedicated distribution routes and relatively large and consistent orders per delivery. The Customized distribution network covers 50 states and several foreign countries from five distribution facilities. Fresh-Cut processes and distributes a variety of fresh produce primarily for quick-service restaurants mainly in the Southeastern and Southwestern United States. The principal components of the Company's expenses include cost of goods sold, which represents the amount paid to manufacturers and growers for products sold, and operating expenses, which include primarily labor-related expenses, delivery costs and occupancy expenses.

      The Company uses a 52/53 week fiscal year ending on the Saturday closest to December 31. Consequently, the Company will periodically have a 53-week fiscal year. The Company's fiscal years ended January 1, 2000, January 2, 1999 and December 27, 1997, herein referred to as 1999, 1998 and 1997, respectively, were 52, 53 and 52-week years. As a result of the merger with NorthCenter Foodservice Corporation ("NCF") on February 26, 1999, discussed in Note 4, the consolidated financial statements for years prior to the combination have been restated to include the accounts and results of operations of NCF.

RESULTS OF OPERATIONS

     The following table sets forth, for the years indicated, the components of the consolidated statements of earnings expressed as a percentage of net sales:

                                  1999      1998      1997
Net sales                        100.0%    100.0%    100.0%
Cost of goods sold                86.3      86.6      87.1
  Gross profit                    13.7      13.4      12.9
Operating expenses                11.8      11.6      11.0
  Operating profit                 1.9       1.8       1.9
Other expense, net                 0.4       0.2       0.2
  Earnings before income taxes     1.5       1.6       1.7
Income tax expense                 0.6       0.6       0.7
  Net earnings                     0.9%      1.0%      1.0%

COMPARISON OF 1999 TO 1998

     Net sales increased 19.4% to $2.06 billion for 1999 compared with $1.72 billion for 1998. Net sales in the Company's existing operations increased 14.7% over 1998, while acquisitions contributed an additional 4.7% to the Company's sales growth. Excluding the effect of the 53rd week in 1998, net sales increased by 21.3% over 1998, and net sales in the Company's existing operations increased by 16.5% over 1998. Inflation was insignificant during 1999.

      Gross profit increased 22.5% to $282.0 million in 1999 compared with $230.2 million in 1998. Gross profit margin increased to 13.7% in 1999 compared to 13.4% in 1998. The increase in gross profit margin was due primarily to improved profit margins at many of the Company's broadline locations.

     Operating expenses increased 22.1% to $242.6 million in 1999 from $198.6 million in 1998. As a percentage of net sales, operating expenses increased to 11.8% in 1999 compared with 11.6% in 1998. The increase in operating expenses as a percentage of net sales primarily reflects increased labor costs, including recruiting and training additional personnel, mainly in the transportation and warehouse areas, which are an integral part of the Company's distribution service. These increased labor costs may continue depending upon economic and labor conditions in the Company's various markets in which it operates. Operating expenses were also impacted by the start-up of a new Customized distribution facility to service the continued growth of certain of the Company's multi-unit chain customers, which became operational in mid-1999.

      Operating profit increased 24.5% to $39.3 million in 1999 from $31.6 million in 1998. Operating profit margin also increased to 1.9% for 1999 from 1.8% for 1998.

     Other expense increased to $8.1 million in 1999 from $4.2 million in 1998. In 1999, other expense included $3.8 million of nonrecurring expenses related to the merger with NCF. Other expense included interest expense, which increased to $5.4 million in 1999 from $4.4 million in 1998. The increase in interest expense was due primarily to higher debt levels as a result of the Company's various acquisitions and working capital requirements. Partially offsetting these expenses in 1999 was a $768,000 gain on the sale of an investment.

      Income tax expense increased 20.4% to $12.0 million in 1999 from $10.0 million in 1998 as a result of higher pre-tax earnings. As a percentage of earnings before income taxes, income tax expense was 38.4% in 1999 versus 36.4% in 1998. The increase in the effective tax rate was due primarily to the merger with NCF, which was treated as an S-corporation for income tax purposes prior to the merger with the Company.

      Net earnings increased 10.6% to $19.3 million in 1999 from $17.4 million in 1998. As a percentage of net sales, net earnings decreased to 0.9% in 1999 from 1.0% in 1998.

COMPARISON OF 1998 TO 1997

      Net sales increased 29.3% to $1.72 billion for 1998 from $1.33 billion for 1997. Net sales in the Company's existing operations increased 18.0% over 1997, while acquisitions contributed an additional 11.3% to the Company's total sales growth. The 18% internal sales growth included approximately 2% from the 53rd week in the Company's fiscal year. Inflation amounted to approximately 1.0% for 1998.

      Gross profit increased 34.3% to $230.2 million in 1998 from $171.4 million in 1997. Gross profit margin also increased to 13.4% in 1998 compared to 12.9% in 1997. The increase in gross profit margin was due to a number of factors. During 1998 and the second half of 1997, the Company acquired a number of broadline distribution and merchandising companies with higher gross margins than the Company's customized distribution operations. The improvement in gross profit margin as a result of these acquisitions was diluted by internal sales growth during 1998 at certain of the Company's large multi-unit chain accounts serviced by the customized distribution operations, which grew approximately 26% in 1998. These large multi-unit chain customers are generally high volume, low gross margin accounts. Sales also grew internally in the Company's fresh cut operations by approximately 46% during 1998. The Company's fresh-cut operations have higher margins than the Company's foodservice distribution operations.

      Operating expenses increased 35.7% to $198.6 million in 1998 compared with $146.3 million in 1997. As a percentage of net sales, operating expenses increased to 11.6% in 1998 from 11.0% in 1997. The increase in operating expenses as a percentage of net sales primarily reflects increased labor costs including recruiting and training additional personnel, mainly in the transportation and warehouse areas, which are an integral part of the Company's distribution service. Operating expenses as a percentage of net sales was also impacted by the acquisition of Affiliated Paper Companies, Inc. ("APC"), which had a higher expense ratio than many of the Company's other subsidiaries. Operating expenses were also affected by the start-up of two new Broadline distribution centers, replacing older, less efficient facilities, that became operational at the end of 1998 and early 1999. The Company also incurred certain start-up expenses for a new Customized distribution facility to service the continued growth of certain of the Company's multi-unit chain customers, which became operational in early 1997.

      Operating profit increased 26.0% to $31.6 million in 1998 from $25.1 million in 1997. Operating profit margin declined to 1.8% for 1998 from 1.9% for 1997.

     Other expense increased to $4.2 million in 1998 from $2.9 million in 1997. Other expense includes interest expense, which increased to $4.4 million in 1998 from $3.0 million in 1997. The increase in interest expense is due to higher debt levels as a result of the Company's various acquisitions. Other expense during 1997 also included a $1.3 million gain from insurance proceeds related to covered losses at one of the Company's processing and distribution facilities, offset by a $1.3 million writedown of certain leasehold improvements associated with the termination of the lease on one of the Company's distribution facilities.

      Income tax expense increased to $10.0 million in 1998 from $8.3 million in 1997 as a result of higher pre-tax earnings. As a percentage of earnings before income taxes, the provision for income taxes was 36.4% and 37.4% for 1998 and 1997, respectively.

     Net earnings increased 25.3% to $17.4 million in 1998 compared to $13.9 million in 1997. As a percentage of net sales, net earnings remained constant at 1.0% in 1998 and 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations and growth primarily with cash flow from operations, borrowings under its revolving credit facility, issuance of long-term debt, operating leases, normal trade credit terms from suppliers and proceeds from the sale of the Company's common stock. Despite the Company's large sales volume, working capital needs are minimized because the Company's investment in inventory is financed primarily with accounts payable.

     Cash provided by operating activities was $47.0 million and $24.3 million for 1999 and 1998, respectively. In 1999, the primary sources of cash for operating activities were net earnings and increased levels of trade payables and accrued expenses, partially offset by increased levels of inventories. In 1998, the primary sources of cash for operating activities were net earnings and increased levels of payables and accrued expenses, partially offset by increased levels of trade receivables.

     Cash used by investing activities was $41.8 million and $47.1 million for 1999 and 1998, respectively. Investing activities include additions to and disposals of property, plant and equipment and the acquisition of businesses. During 1999 and 1998, the Company paid $18.1 million and $23.9 million, respectively, for the acquisition of businesses, net of cash on hand at the acquired companies. The Company's total capital expenditures for 1999 and 1998 were $26.0 million and $26.7 million, respectively. In 1999 and 1998, proceeds from the sale of property, plant and equipment totaled $1.1 million and $3.6 million, respectively. Investing activities in 1999 also included $1.6 million from the sale of an investment.

      Cash used by financing activities was $7.4 million in 1999, and cash provided by financing activities was $26.7 million in 1998. Financing activities included net borrowings in 1999 of $13.3 million and net repayments in 1998 of $26.6 million on the Company's revolving credit facility. Financing activities in 1999 also included a decrease in outstanding checks in excess of deposits of $20.1 million, principal payments on long-term debt of $9.2 million, and $1.0 million distributed to the former shareholders of NCF prior to the merger. Finally, in 1999, the Company received cash flows of $5.0 million from the exercise of stock options and proceeds of $4.6 million from the issuance of Industrial Revenue Bonds to finance the construction of a new produce-processing facility. Cash flows from financing activities in 1998 included an increase in outstanding checks in excess of deposits of $10.8 million and $1.8 million from the exercise of stock options. Financing activities in 1998 also included repayment of promissory notes totaling $7.3 million, payments on long-term debt of $1.6 million, and $451,000 distributed to the former shareholders of NCF. Lastly, the Company received proceeds of $50.0 million from the issuance of 6.77% Senior Notes in May 1998.

     On March 5, 1999, the Company entered into an $85.0 million revolving credit facility with a group of commercial banks which replaced the Company's existing $30.0 million credit facility. In addition, the Company entered into a $5.0 million working capital line of credit with the lead bank of the group. Collectively, these two facilities are referred to as the "Credit Facility." The Credit Facility expires in March 2002. Approximately $35.0 million was outstanding under the Credit Facility at January 1, 2000. The Credit Facility also supports up to $10.0 million of letters of credit. At January 1, 2000, the Company was contingently liable for $6.3 million of outstanding letters of credit that reduce amounts available under the Credit Facility. At January 1, 2000, the Company had $48.7 million available under the Credit Facility. The Credit Facility bears interest at LIBOR plus a spread over LIBOR, which varies based on the ratio of funded debt to total capital. At January 1, 2000, the Credit Facility bore interest at 6.65%. Additionally, the Credit Facility requires the maintenance of certain financial ratios as defined in the credit agreement.

      On March 19, 1999, $9.0 million of Industrial Revenue Bonds were issued on behalf of a subsidiary of the Company to finance the construction of a produce-processing facility. Approximately $4.6 million of the proceeds from these bonds have been used and are reflected on the Company's consolidated balance sheet as of January 1, 2000. Interest varies as determined by the remarketing agent for the bonds and was 5.55% at January 1, 2000. The bonds are secured by a letter of credit issued by a commercial bank and are due in March 2019.

      During the third quarter of 1999, the Company increased its master operating lease facility from $42.0 million to $47.0 million. This facility is used to construct or purchase four distribution centers. Two of these distribution centers became operational in early 1999, and two are planned to become operational during 2000. Under this agreement, the lessor owns the distribution centers, incurs the related debt to construct the facilities and thereafter leases each facility to the Company. The Company has entered into a commitment to lease each facility for a period beginning upon the completion of each facility and ending on September 12, 2002, including extensions. Upon the expiration of each lease, the Company has the option to renegotiate the lease, sell the facility to a third party or purchase the facility at its original cost. If the Company does not exercise its purchase options, the Company has maximum residual value guarantees of 88% of the aggregate property cost. The Company expects the fair value of the properties included in this facility to eliminate or substantially reduce the Company's exposure under the residual value guarantees. Through January 1, 2000, construction expenditures by the lessor were approximately $32.1 million.

     In May 1998, the Company issued $50.0 million of unsecured 6.77% Senior Notes in a private placement. These notes are due May 8, 2010. Interest is payable semi-annually. The Senior Notes require the maintenance of certain financial ratios as defined in the note agreement. Proceeds of the issue were used to repay amounts outstanding under the Company's credit facilities and for general corporate purposes.

     The Company believes that cash flows from operations and borrowings under the Company's credit facilities will be sufficient to finance its operations and anticipated growth for the foreseeable future.

BUSINESS COMBINATIONS

     On February 26, 1999, the Company completed a merger with NCF, in which NCF became a wholly owned subsidiary of the Company. NCF was a privately owned foodservice distributor based in Augusta, Maine, and had 1998 net sales of approximately $98 million. The merger was accounted for as a pooling-of-interests and resulted in the issuance of approximately 850,000 shares of the Company's common stock in exchange for all of the outstanding stock of NCF. Accordingly, the consolidated financial statements for periods prior to the combination have been restated to include the accounts and results of operations of NCF.

     On August 28, 1999, the Company acquired the common stock of Dixon Tom-A-Toe Companies, Inc. ("Dixon"), an Atlanta-based privately owned processor of fresh-cut produce. Dixon has operations in the Southeastern and Midwestern United States. Its operations have been combined with Fresh Advantage, Inc. On August 31, 1999, AFI Foodservice Distributors, Inc. ("AFI") acquired certain net assets of State Hotel Supply Company, Inc. ("State Hotel"), a privately owned meat processor based in Newark, New Jersey. State Hotel provides Certified Angus Beef and other meats to many of the leading restaurants and food retailers in New York City and the surrounding region. The financial results of State Hotel have been combined with the operations of AFI. On December 13, 1999, Virginia Foodservice Group, Inc. ("VFG") acquired certain net assets of Nesson Meat Sales ("Nesson"), a privately owned meat processor based in Norfolk, Virginia. Nesson supplies Certified Angus Beef and other meats to many leading restaurants and other foodservice operations in the Tidewater Virginia area. The financial results of Nesson have been combined with the operations of VFG. Together, Nesson, Dixon and State Hotel had 1998 sales, which will contribute to the Company's ongoing operations, of approximately $100 million. The aggregate purchase price for the common stock of Dixon and the net assets of Nesson and State Hotel was $20.4 million. To fund these acquisitions, the Company issued approximately 304,000 shares of its common stock and financed $11.9 million with proceeds from the Credit Facility. The aggregate consideration payable to the former shareholders of Dixon and State Hotel is subject to increase in certain circumstances.

     The acquisitions of Nesson, Dixon and State Hotel have been accounted for using the purchase method; therefore, the acquired assets and liabilities have been recorded at their estimated fair values at the dates of acquisition. The excess of the purchase price over the fair value of tangible net assets acquired for these acquisitions was approximately $19.8 million and is being amortized on a straight-line basis over estimated lives ranging from 5 to 40 years.

     On June 1, 1998, the Company acquired certain net assets related to the group and chemicals business of APC, a privately owned marketing organization based in Tuscaloosa, Alabama. APC provides procurement and merchandising services for a variety of paper, disposable and sanitation supplies to a number of independent distributors. On July 27, 1998, the Company acquired certain net assets of VFG based in Richmond, Virginia, a division of a privately owned foodservice distributor in which a member of the Company's management has a minor ownership interest. VFG is a foodservice distributor primarily servicing traditional foodservice customers in the central Virginia market. Collectively, these companies had 1997 net sales of approximately $69 million. The aggregate purchase price for the assets of APC and VFG was approximately $29.4 million, which includes an additional $4.4 million paid in the first quarter of 1999 to the former shareholders of VFG, and an additional $1.1 million paid in the second quarter of 1999 to the former shareholders of APC as a result of meeting certain performance criteria under the purchase agreements. These purchases were financed with proceeds from an existing credit facility. The aggregate consideration payable to the former shareholders of APC and VFG is subject to further increase in certain circumstances.

     The acquisitions of APC and VFG have been accounted for using the purchase method. Therefore, the acquired assets and liabilities have been recorded at their estimated fair values at the dates of acquisition. The excess of the purchase price over the fair value of tangible net assets acquired was approximately $29.4 million and is being amortized on a straight-line basis over estimated lives ranging from 5 to 40 years.

YEAR 2000 ISSUE

      The Year 2000 issue affected virtually all companies and organizations. Many companies had existing computer applications that used only two digits to identify a year in the date field. Some of these applications were designed and developed without considering the impact of the century change. If not corrected, these computer applications were expected to fail or create erroneous results when processing data in the year 2000.

      In mid-1997, the Company initiated a project to address any potential disruptions related to data processing problems as a result of the Year 2000 issue. Initially, the project focused primarily on the Company's information technology ("IT") systems. However, the project was subsequently expanded to include non-IT systems including transportation and warehouse refrigeration systems, telecommunications and utilities. The project consisted of a number of phases: awareness, assessment, programming/testing and implementation.

      In addition to the Year 2000 project, the Company standardized the computer systems at nine of its broadline distribution subsidiaries, which operate in a distributed computing environment. The decision to standardize the computer system used in these subsidiaries was based on the Company's continued growth and need to capture information to improve operating efficiencies and capitalize on the Company's combined purchasing power. Additionally, one of the Company's distribution subsidiaries, which operates five distribution facilities, processes information in a centralized computing environment. Therefore, the Company's Year 2000 remediation efforts were minimized by focusing its programming on two primary operating systems. The Company completed the Year 2000 project in late 1999 at a total project cost of approximately $800,000. Since January 1, 2000, the Company has not experienced any significant Year 2000-related problems in any of its IT or non-IT systems. Also, the Company has not experienced any disruptions as a result of noncompliance by its significant business partners. The Company will continue to monitor both its IT and non-IT systems and its business partners for the next several months.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      During 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activity, which is effective for periods beginning after June 15, 1999. In May 1999, the FASB issued SFAS No. 137, Deferral of the Effective Date of SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 137 delayed the effective date of SFAS No. 133 by one year. The Company will be required to adopt the provisions of this standard with the fiscal year beginning on December 31, 2000. Management believes the effect of the adoption of this standard will be limited to financial statement presentation and disclosure and will not have a material effect on the Company's financial condition or results of operations.

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

                                                                            1999
                                                            1st        2nd        3rd        4th
(In thousands, except per share data)                     Quarter    Quarter    Quarter    Quarter
Net sales                                               $ 466,378  $ 501,960  $ 534,583  $ 552,677
Gross profit                                               62,993     67,855     74,375     76,743
Operating profit                                            6,280     10,076     12,109     10,876
Earnings before income taxes                                1,176      8,829     11,672      9,574
Net earnings                                                  651      5,430      7,236      5,934
Basic net earnings per common share                          0.05       0.40       0.52       0.42
Diluted net earnings per common share                        0.05       0.39       0.50       0.41
Pro forma basic net earnings per common share (1)(2)         0.23       0.40       0.49       0.42
Pro forma diluted net earnings per common share (1)(2)  $    0.22   $   0.39       0.47       0.41

                                                                            1998
                                                            1st       2nd        3rd         4th
(In thousands, except per share data)                     Quarter    Quarter    Quarter    Quarter

Net sales                                               $ 375,170  $ 412,994  $ 445,018  $ 488,134
Gross profit                                               48,365     53,688     60,577     67,607
Operating profit                                            4,978      8,194      9,349      9,070
Earnings before income taxes                                3,992      7,174      8,422      7,787
Net earnings                                                2,387      4,546      5,586      4,891
Basic net earnings per common share                          0.18       0.34       0.42       0.36
Diluted net earnings per common share                        0.17       0.33       0.40       0.35
Pro forma basic net earnings per common share (1)            0.18       0.33       0.39       0.36
Pro forma diluted net earnings per common share (1)     $    0.18   $   0.32  $    0.37  $    0.34

(1)  Pro forma adjustments to net earnings per common share add back nonrecurring merger expenses and adjust income taxes as if NorthCenter Foodservice was taxed as a C-corporation for income tax  purposes rather than as an S-corporation prior to the merger of NorthCenter Foodservice in February 1999.
(2)  1999 excludes a nonrecurring gain of $768 on the sale of an investment.


Item  7A.  Quantitative and Qualitative Disclosures About Market Risk

     The Company's primary market risks are related to fluctuations in interest rates and changes in commodity prices. The Company's primary interest rate risk is from changing interest rates related to the Company's long-term debt. The Company currently manages this risk through a combination of fixed and floating rates on these obligations. For fixed-rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. For floating-rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other facts remain constant. As of January 1, 2000, the Company's total debt consisted of fixed and floating rate debt of $50.0 million and $43.1 million, respectively. At January 1, 2000, the fair market value of the Company's fixed rate debt was approximately $48.0 million. Holding other variables constant, such as debt levels, a one percentage point decrease in interest rates would increase the unrealized fair market value of the fixed-rate debt by approximately $500,000. The earnings and cash flows impact for the next year resulting from a one percentage point increase in interest rates would be approximately $430,000, holding other variables constant. Substantially all of the Company's floating rate debt is based on LIBOR.

      From time to time, the Company uses forward swap contracts for hedging purposes to reduce the effect of changing fuel prices. These contracts are recorded using hedge accounting. Under hedge accounting, the gain or loss on the hedge is deferred and recorded as a component of the underlying expense. During the second quarter of 1999, the Company entered into a forward swap contract for fuel, which is used in the normal course of its distribution business. This contract fixed a certain portion of the Company's forecasted fuel costs through March 2000. Based on fuel prices at January 1, 2000, the estimated fair value of the fuel contract was $489,000. A 10% decline in fuel prices would decrease the fair value of this contract by approximately $124,000.

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

   Financial Statement Schedules:
      Independent Auditors' Report on Financial Statement
        Schedule..........................................          S-1
      Schedule II - Valuation and Qualifying Accounts.....          S-2

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                               PART III

Item 10.  Directors and Executive Officers of the Registrant.

       The Proxy Statement issued in connection with the Shareholders' meeting to be held on May 3, 2000 contains under the caption "Proposal 1: Election of Directors" information required by Item 10 of Form 10-K and is incorporated herein by reference. Pursuant to General Instruction G(3), certain information concerning executive officers of the Company is included in Part I of this Form 10-K, under the caption "Executive Officers."

Item 11.  Executive Compensation.

       The Proxy Statement issued in connection with the Shareholders' meeting to be held on May 3, 2000 contains under the caption "Executive Compensation" information required by Item 11 of Form
10-K and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.

       The Proxy Statement issued in connection with the Shareholders' meeting to be held on May 3, 2000 contains under the captions "Security Ownership of Certain Beneficial Owners" and "Proposal 1:
Election of Directors" information required by Item 12 of Form 10-K and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

       The Proxy Statement issued in connection with the Shareholders' meeting to be held on May 3, 2000 contains under the caption "Certain Transactions" information required by Item 13 of Form 10-K and is incorporated herein by reference.

                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a).     1.  Financial Statements.  See index to Financial Statements on page 23 of this Form 10-K.

         2.  Financial Statement Schedules.  See page 23 of this Form 10-K.

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


E. Incorporated by Reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996:

Exhibit
Number                    Description

10.15     --   Performance Food Group Company Employee Savings and Stock
               Ownership Plan Savings Trust.

F. Incorporated by Reference to the Company's Report on Form 8-K dated May 20, 1997:

Exhibit
Number                    Description

10.16     --   Rights Agreement dated as of May 16, 1997 between
               Performance Food Group Company and First Union
               National Bank of North Carolina, as Rights Agent.

G. Incorporated by Reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 27, 1997:

Exhibit
Number                    Description

10.17     --   Participation Agreement dated as of August 29, 1997 among
               Performance Food Group Company, First
               Security Bank, National Association and First Union National
               Bank (as agent for the Lenders and Holders).

10.18     --   Lease Agreement dated as of August 29, 1997 between First
               Security Bank, National Association and
               Performance Food Group Company.

H. Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 27, 1997:

Exhibit
Number                    Description

10.19     --   Form of Change in Control Agreement dated October 29, 1997 with Blake P. Auchmoody, John D. Austin,
               Roger L. Boeve, John R. Crown, C. Michael Gray, Thomas
               Hoffman, Mark H. Johnson, Kenneth Peters,
               Robert C. Sledd and David W. Sober.

10.20     --   Form of Change in Control Agreement dated October 29, 1997 with certain key executives.

I. Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 27, 1998:

Exhibit
Number                        Description

10.21     --   Form of Note Purchase Agreement dated as of May 8, 1998 for
               6.77% Senior Notes due May 8, 2010.


J. Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999:

Exhibit
Number                        Description

10.22     --   Performance Food Group Company Executive Deferred
               Compensation Plan

K. Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended April 3, 1999:

Exhibit
Number                        Description

10.23     --   Revolving Credit Agreement dated as of March 5, 1999

10.24     --   Letter of Credit and Reimbursement Agreement by and among
               KMB Produce, Inc. and First Union
               National Bank, dated as of March 1, 1999

10.25     --   Guaranty Agreement by and among Performance Food Group
               Company and First Union National Bank,
               dated as of March 1, 1999

10.26     --   Amendment to Certain Operative Agreements

L. Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended October 2, 1999:

Exhibit
Number                    Description

10.27     --   First Amendment to Certain Operative
               Agreements dated August 31, 1999

M.   Filed herewith:

Exhibit
Number                    Description

21        --   List of Subsidiaries

23.1      --   Consent of Independent Auditors

27.1      --   Financial Data Schedule  (SEC purposes only)

27.2      --   Restated Financial Data Schedule for Year Ended
               January 2, 1999 (SEC purposes only).

27.3      --   Restated Financial Data Schedule for Year Ended
               December 27, 1997 (SEC purposes only).

(b) During the fourth quarter ended January 1, 2000, the Company filed no reports on Form 8-K.



                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Richmond, Commonwealth of Virginia, on March 30, 2000.

                              PERFORMANCE FOOD GROUP COMPANY


                              By:  /s/ Robert C. Sledd
                                   Robert C. Sledd, Chairman


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

        Signature                    Title                 Date

/s/ Robert C. Sledd         Chairman, Chief              March 30, 2000
Robert C. Sledd             Executive Officer and
                            Director [Principal
                            Executive Officer]

/s/ C. Michael Gray         President, Chief             March 30, 2000
C. Michael Gray             Operating Officer and
                            Director

/s/ Roger L. Boeve          Executive Vice President     March 30, 2000
Roger L. Boeve              and Chief Financial
                            Officer [Principal
                            Financial Officer and
                            Principal Accounting
                            Officer]

/s/ Charles E. Adair        Director                     March 30, 2000
Charles E. Adair

/s/ Fred C. Goad, Jr.       Director                     March 30, 2000
Fred C. Goad, Jr.

/s/ Timothy M. Graven       Director                     March 30, 2000
Timothy M. Graven

/s/ John E. Stokely         Director                     March 30, 2000
John E. Stokely


                     Independent Auditors' Report



The Board of Directors
Performance Food Group Company:

We have audited the accompanying consolidated balance sheets of Performance Food Group Company and subsidiaries (the "Company") as of January 1, 2000 and January 2, 1999, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the fiscal years in the three-year period ended January 1, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Performance Food Group Company and subsidiaries as of January 1, 2000 and January 2, 1999, and the results of their operations and their cash flows for each of these fiscal years in the three-year period ended January 1, 2000, in conformity with generally accepted accounting principles.

                                             /s/ KPMG LLP

Richmond, Virginia
February 7, 2000



CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except per share amounts)                 1999        1998
ASSETS
Current assets:
  Cash                                                                $   5,606   $   7,796
  Trade accounts and notes receivable, less allowance
    for doubtful accounts of $4,477 and $3,891                          119,126     110,372
  Inventories                                                           108,550      90,388
  Prepaid expenses and other current assets                               4,030       4,915
  Deferred income taxes                                                   5,570         808
    Total current assets                                                242,882     214,279
Property, plant and equipment, net                                      113,930      93,402
Goodwill, net of accumulated amortization of $5,941 and $3,593           97,975      72,483
Other intangible assets, net of accumulated
  amortization of $1,926 and $1,722                                       5,353       5,337
Other assets                                                              1,905       2,211
         Total assets                                                 $ 462,045   $ 387,712

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Outstanding checks in excess of deposits                            $  14,082   $  33,589
  Current installments of long-term debt                                    703         797
  Trade accounts payable                                                116,821      93,182
  Accrued expenses                                                       36,751      23,431
  Income taxes payable                                                    3,646           -
         Total current liabilities                                      172,003     150,999
Long-term debt, excluding current installments                           92,404      74,305
Deferred income taxes                                                     8,294       5,323
         Total liabilities                                              272,701     230,627

Shareholders' equity:
  Preferred stock, $.01 par value; 5,000,000 shares authorized;
    no shares issued, preferences to be defined when issued                  -           -
  Common stock, $.01 par value; 50,000,000 shares authorized;
    14,112,151 and 13,458,773 shares issued and outstanding                141          135
  Additional paid-in capital                                           102,681       89,188
  Retained earnings                                                     88,857       70,631
                                                                       191,679      159,954
  Loan to leveraged employee stock ownership plan                       (2,335)      (2,869)
         Total shareholders' equity                                    189,344      157,085
Commitments and contingencies (notes 4, 7, 8, 9, 10, 12, 13 and 15)
         Total liabilities and shareholders' equity                  $ 462,045   $  387,712

See accompanying notes to consolidated financial statements.



CONSOLIDATED STATEMENTS OF EARNINGS
(Dollar amounts in thousands, except per share amounts)          1999            1998       1997
Net sales                                                       $ 2,055,598  $ 1,721,316  $ 1,331,002
Cost of goods sold                                                1,773,632    1,491,079    1,159,593
     Gross profit                                                   281,966      230,237      171,409
Operating expenses                                                  242,625      198,646      146,344
     Operating profit                                                39,341       31,591       25,065
Other income (expense):
  Interest expense                                                   (5,388)      (4,411)      (2,978)
  Nonrecurring merger expenses                                       (3,812)           -            -
  Gain on sale of investment                                            768            -            -
  Other, net                                                            342          195          111
     Other expense, net                                              (8,090)      (4,216)      (2,867)
     Earnings before income taxes                                    31,251       27,375       22,198
Income tax expense                                                   12,000        9,965        8,298
     Net earnings                                               $    19,251  $    17,410  $    13,900

Weighted average common shares outstanding                           13,772       13,398       12,810
Basic net earnings per common share                             $      1.40  $      1.30  $      1.09

Weighted average common shares and dilutive
  potential common shares outstanding                                14,219       13,925       13,341
Diluted net earnings per common share                           $      1.35  $      1.25  $      1.04

See accompanying notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                                                          Loan to       Total
                                           Common stock         Additional      Retained   leveraged   shareholders'
(Dollar amounts in thousands)            Shares      Amount   paid-in capital   earnings      ESOP        equity
Balance at December 28, 1996             12,513,191  $  126   $   68,297        $ 40,880    $ (3,835)  $ 105,468
  Issuance of shares for acquisitions       660,827       6       16,509               -           -      16,515
  Employee stock option, incentive
   and purchase plans and related
   income tax benefits                      159,268       2        2,606               -           -       2,608
  Principal payments on loan to
   leveraged ESOP                                 -       -            -               -         468         468
  Distributions of pooled company                 -       -            -          (1,010)          -      (1,010)
  Net earnings                                    -       -            -          13,900           -      13,900
Balance at December 27, 1997             13,333,286     134       87,412          53,770      (3,367)    137,949
  Employee stock option, incentive
   and purchase plans and related
   income tax benefits                      125,487       1        1,776               -           -       1,777
   Principal payments on loan to
   leveraged ESOP                                 -       -            -               -         498         498
  Distributions of pooled company                 -       -            -            (451)          -        (451)
  Effect of conforming fiscal year
   of pooled company                              -       -            -             (98)          -         (98)
  Net earnings                                    -       -            -          17,410           -      17,410
Balance at January 2, 1999               13,458,773     135       89,188          70,631      (2,869)    157,085
  Issuance of shares for acquisitions       303,928       3        8,507               -           -       8,510
  Employee stock option, incentive
    and purchase plans and related
    income tax benefits                     349,450       3        4,986               -           -       4,989
    Principal payments on loan to
      leveraged ESOP                                      -            -               -         534         534
    Distributions of pooled company               -       -            -           (1,025)         -      (1,025)
    Net earnings                                  -       -            -           19,251          -      19,251
Balance at January 1, 2000               14,112,151  $  141    $ 102,681       $   88,857   $ (2,335)  $ 189,344

See accompanying notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)                                                1999      1998      1997
Cash flows from operating activities:
  Net earnings                                                            $  19,251  $ 17,410  $ 13,900
  Adjustments to reconcile net earnings to net cash provided by operating activities:
     Depreciation                                                            11,081     9,152     7,319
     Amortization                                                             3,056     2,349     1,273
     ESOP contributions applied to principal of ESOP debt                       534       498       468
     Gain on sale of investment                                                (768)        -         -
     Loss (gain) on disposal of property, plant and equipment                   (32)       36       (50)
     Deferred income taxes                                                      226     1,380     1,241
     Gain on insurance settlement                                                 -         -    (1,300)
     Loss on writedown of leasehold improvements                                  -         -     1,287
     Changes in operating assets and liabilities, net of effects of companies acquired:
         Decrease (increase) in trade accounts and notes receivable             213   (17,603)   (2,589)
         Increase in inventories                                            (15,519)   (9,533)   (7,669)
         Decrease (increase) in prepaid expenses and other current assets         6    (1,152)     (819)
         Increase in trade accounts payable                                  17,161    20,701    10,034
         Increase in accrued expenses                                         7,118     4,032       776
         Increase (decrease) in income taxes payable                          4,676    (2,941)      424
        Total adjustments                                                    27,752     6,919    10,395
        Net cash provided by operating activities                            47,003    24,329    24,295
Cash flows from investing activities, net of effects of
  companies acquired:
  Purchases of property, plant and equipment                                (26,006)  (26,663)   (9,054)
  Proceeds from sale of investment                                            1,563         -         -
  Proceeds from sale of property, plant and equipment                         1,061     3,600       197
  Net proceeds from insurance settlement                                          -         -     4,200
  Net cash paid for acquisitions                                            (18,066)  (23,857)  (54,631)
  Increase in intangibles and other assets                                     (366)     (170)     (648)
        Net cash used by investing activities                               (41,814)  (47,090)  (59,936)
Cash flows from financing activities:
  Increase (decrease) in outstanding checks in excess
   of deposits                                                              (20,124)   10,848     4,489
  Net proceeds from (payments on) revolving credit facility                  13,317   (26,560)   27,183
  Proceeds from issuance of long-term debt                                        -    50,041     1,813
  Proceeds from issuance of Industrial Revenue Bonds                          4,640         -         -
  Repayment of promissory notes                                                   -    (7,278)        -
  Principal payments on long-term debt                                       (9,176)   (1,602)   (1,210)
  Distributions of pooled company                                            (1,025)     (451)   (1,010)
  Effect of conforming fiscal year of pooled company                              -       (98)        -
  Employee stock option, incentive and purchase plans
   and related income tax benefits                                            4,989      1,777    2,608
        Net cash provided (used) by financing activities                     (7,379)    26,677   33,873
Net increase (decrease) in cash                                              (2,190)     3,916   (1,768)
Cash, beginning of year                                                       7,796      3,880    5,648
Cash, end of year                                                         $   5,606  $   7,796 $  3,880

See accompanying notes to consolidated financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
______________________________________________________________________

January 1, 2000 and January 2, 1999

1.   Description of Business

     Performance Food Group Company and subsidiaries (the "Company") is engaged in the marketing, processing and sale of food and food-related products to the foodservice, or "away-from-home eating," industry. The foodservice industry consists of two major customer
     types:   "traditional"  foodservice  customers,   consisting   of
     independent restaurants, hotels, cafeterias, schools,  healthcare
     facilities   and  other  institutions;  and  "multi-unit   chain"
     customers, consisting of regional and national quick-service restaurants and casual dining restaurants.

     The Company services these customers through three operating segments: broadline foodservice distribution ("Broadline"); customized foodservice distribution ("Customized"); and fresh-cut produce processing ("Fresh-Cut"). Broadline distributes approximately 25,000 food and food-related products to a combination of approximately 25,000 traditional and multi-unit chain customers. Broadline consists of eleven operating locations that independently design their own product mix, distribution routes and delivery schedules to accommodate the varying needs of their customers. Customized focuses on serving certain of the Company's multi-unit chain customers whose sales volume, growth, product mix, service requirements and geographic locations are such that these customers can be more efficiently served through centralized information systems, dedicated distribution routes and relatively large and consistent orders per delivery. The Customized distribution network covers 50 states and several foreign countries from five distribution facilities. Fresh-Cut processes and distributes a variety of fresh produce primarily for quick-service restaurants mainly in the Southeastern and Southwestern United States.

     The Company operates through the following subsidiaries and division: Pocahontas Foods, USA, Inc.; Caro Foods, Inc. ("Caro"); Kenneth O. Lester Company, Inc. ("KOL"); Hale Brothers/Summit, Inc.; Milton's Foodservice, Inc. ("Milton's"); Performance Food
     Group of Texas, LP ("PFG of Texas"); W.J. Powell Company, Inc. ("Powell"); AFI Food Service Distributors, Inc. ("AFI"); Virginia Foodservice Group, Inc. ("VFG"); Affiliated Paper Companies, Inc. ("APC"); PFG-Lester Broadline, Inc. ("Lester"); NorthCenter Foodservice Corporation ("NCF"); Fresh Advantage, Inc. ("Fresh Advantage"); and PFG Florida division.

     The Company uses a 52/53 week fiscal year ending on the Saturday closest to December 31. The fiscal years ended January 1, 2000, January 2, 1999 and December 27, 1997 (52, 53 and 52 week years, respectively) are referred to herein as 1999, 1998 and 1997, respectively. As a result of the merger with NCF on February 26, 1999, discussed in Note 4, the consolidated financial statements for years prior to the combination have been restated to include the accounts and results of operations of NCF.

2.   Summary of Significant Accounting Policies

     (a)  Principles of Consolidation

     The consolidated financial statements include the accounts of Performance Food Group Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

     (b)  Revenue Recognition and Receivables

     Sales are recognized upon the shipment of goods to the customer. Trade accounts and notes receivable represent receivables from customers in the ordinary course of business. Such amounts are recorded net of the allowance for doubtful accounts in the accompanying consolidated balance sheets.

     (c)  Inventories

     The Company values inventory at the lower of cost or market using both the first-in, first-out and last-in, first-out ("LIFO") methods. Approximately 9% of the Company's inventories are accounted for using the LIFO method. Inventories consist primarily of food and food-related products.

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

     (e)  Income Taxes

     The Company follows Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes, which requires the use of the asset and liability method of accounting for deferred income taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts. Future tax benefits, including net operating loss carryforwards, are recognized to the extent that realization of such benefits is more likely than not.

     (f)  Intangible Assets

     Intangible assets consist primarily of the excess of the purchase price over the fair value of tangible net assets acquired (goodwill) related to purchase business combinations, costs allocated to customer lists, non-compete agreements and deferred loan costs. These intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from 5 to 40 years.

      (g) Net Earnings Per Common Share

     Basic net earnings per common share is computed using the weighted average number of common shares outstanding during the year. Diluted net earnings per common share is calculated using the weighted average common shares and potentially dilutive common shares, calculated using the treasury stock method, outstanding during the year. Potentially dilutive common shares consist of options issued under various stock plans described in
     Note 13.

     (h)  Stock-Based Compensation

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation. This accounting standard encourages, but does not require, companies to record compensation costs for stock-based compensation plans using a fair-value based method of accounting for employee stock options and similar equity instruments. The Company has elected to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock (see Note 13). The Company has adopted the disclosure requirements of SFAS No. 123.

     (i)  Accounting Estimates

     The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses. Actual results could differ from those estimates.

     (j)  Fair Value of Financial Instruments

     At January 1, 2000 and January 2, 1999, the carrying value of cash, trade accounts and notes receivable, outstanding checks in excess of deposits, trade accounts payable and accrued expenses approximate their fair values due to the relatively short maturities of those instruments. The carrying value of the Company's floating-rate, long-term debt approximates fair value due to the variable nature of the interest rates charged on such borrowings. The Company estimates the fair value of its fixed-rate, long-term debt, consisting primarily of $50.0 million of 6.77% Senior Notes, using discounted cash flow analysis based on current borrowing rates. At January 1, 2000 and January 2, 1999, the fair value of the Company's 6.77% Senior Notes was approximately $48.0 million and $52.8 million, respectively.

     (k)  Impairment of Long-Lived Assets

     Long-lived assets, including intangible assets, held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows generated by the individual operating location.

     (l)  Reclassifications

     Certain  amounts  in  the  1998 and 1997  consolidated  financial statements  have  been  reclassified to  conform  with  the  1999 presentation.

3.   Concentration of Sales and Credit Risk

     Two of the Company's customers, Cracker Barrel Old Country Stores, Inc. ("Cracker Barrel") and Outback Steakhouse, Inc. ("Outback"), account for a significant portion of the Company's consolidated net sales. Net sales to Cracker Barrel accounted for 17%, 18% and 21% of consolidated net sales for 1999, 1998 and 1997, respectively. Net sales to Outback accounted for 16%, 15% and 15% of consolidated net sales for 1999, 1998 and 1997, respectively. At January 1, 2000, amounts receivable from these two customers represented 18% of total trade receivables.

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

4.   Business Combinations

     On February 26, 1999, the Company completed a merger with NCF, in which NCF became a wholly owned subsidiary of the Company. NCF was a privately owned foodservice distributor based in Augusta, Maine and had 1998 net sales of approximately $98 million. The merger was accounted for as a pooling-of-interests and resulted in the issuance of approximately 850,000 shares of the Company's common stock in exchange for all of the outstanding stock of NCF. Accordingly, the consolidated financial statements for periods prior to the combination have been restated to include the accounts and results of operations of NCF. The Company incurred nonrecurring merger expenses of $3.8 million in 1999 associated with the NCF merger. These expenses include professional fees and transaction costs, as well as certain contractual payments to NCF employees.

     The results of operations of the Company and NCF, including the related $3.8 million of nonrecurring merger expenses, and the combined amounts presented in the accompanying consolidated financial statements are summarized below:


  (In thousands)                       1999         1998
   Net sales:
    The Company                   $  1,945,370  $ 1,622,870
    NCF                                110,228       98,446
         Combined                 $  2,055,598  $ 1,721,316

   Net earnings:
    The Company                   $     18,818  $    16,168
    NCF                                    433        1,242
         Combined                 $     19,251  $    17,410

     Adjustments to conform to NCF's accounting methods and practices to those of the Company consisted primarily of depreciation and were not material. Prior to the merger, NCF's fiscal year end was the Saturday closest to February 28. For 1998, NCF conformed its fiscal year end to that of the Company. The effect of conforming NCF's year end was approximately $98,000.

     NCF, prior to the merger with the Company, was treated as an S-corporation for Federal income tax purposes. The following disclosures, including unaudited pro forma tax expense, present the combined results of operations, excluding nonrecurring merger expenses of $3.8 million, as if NCF was taxed as a C-corporation for the years presented:


(In thousands, except per share amounts)        1999        1998

Net sales                                   $ 2,055,598  $ 1,721,316
Cost of goods sold                            1,773,632    1,491,079
  Gross profit                                  281,966      230,237
Operating expenses                              242,625      198,646
  Operating profit                               39,341       31,591
Other income (expense):
  Interest expense                               (5,388)     (4,411)
  Other, net                                      1,110         195
    Other expense, net                           (4,278)     (4,216)
    Earnings before income taxes                 35,063      27,375
Income tax expense                               13,359      10,539
    Net earnings                            $    21,704  $   16,836

Weighted average common shares outstanding       13,772      13,398
Basic net earnings per common share         $      1.58  $     1.26
Weighted average common shares and
 dilutive potential common shares outstanding    14,219      13,925
Diluted net earnings per common share       $      1.53  $     1.21

     On August 28, 1999, the Company acquired the common stock of Dixon Tom-A-Toe Companies, Inc. ("Dixon"), an Atlanta-based privately owned processor of fresh-cut produce. Dixon has operations in the Southeastern and Midwestern United States. Its operations have been combined with the operations of Fresh Advantage, Inc. On August 31, 1999, AFI acquired certain net assets of State Hotel Supply Company, Inc. ("State Hotel"), a privately owned meat processor based in Newark, New Jersey. State Hotel provides Certified Angus Beef and other meats to many of the leading restaurants and food retailers in New York City and the surrounding region. The financial results of State Hotel have been combined with the operations of AFI. On December 13, 1999, VFG acquired certain net assets of Nesson Meat Sales ("Nesson"), a privately owned meat processor based in Norfolk, Virginia. Nesson supplies Certified Angus Beef and other meats to many leading restaurants and other foodservice operations in the Tidewater Virginia area. The financial results of Nesson have been combined with the operations of VFG. Together, Nesson, Dixon and State Hotel had 1998 sales, which will contribute to the Company's ongoing operations, of approximately $100 million. The aggregate purchase price for the common stock of Dixon and the net assets of Nesson and State Hotel was $20.4 million. To fund these acquisitions, the Company issued approximately 304,000 shares of its common stock and financed $11.9 million with proceeds from the Credit Facility. The aggregate consideration payable to the former shareholders of Dixon and State Hotel is subject to increase in certain circumstances.

     The acquisitions of Nesson, Dixon and State Hotel have been accounted for using the purchase method; therefore, the acquired assets and liabilities have been recorded at their estimated fair values at the dates of acquisition. The excess of the purchase price over the fair value of tangible net assets acquired for these acquisitions was approximately $19.8 million and is being amortized on a straight-line basis over estimated lives ranging from 5 to 40 years.

     On June 1, 1998, the Company acquired certain net assets related to the group and chemicals business of APC, a privately owned marketing organization based in Tuscaloosa, Alabama. APC provides procurement and merchandising services for a variety of paper, disposable and sanitation supplies to a number of independent distributors. On July 27, 1998, the Company acquired certain net assets of VFG based in Richmond, Virginia, a division of a privately owned foodservice distributor in which a member of the Company's management has a minor ownership interest. VFG is a foodservice distributor primarily servicing traditional foodservice customers in the central Virginia market. Collectively, these companies had 1997 net sales of approximately $69 million. The aggregate purchase price for the assets of APC and VFG was approximately $29.4 million, which includes an additional $4.4 million paid in the first quarter of 1999 to the former shareholders of VFG, and an additional $1.1 million paid in the second quarter of 1999 to the former shareholders of APC as a result of meeting certain performance criteria under the purchase agreements. These purchases were financed with proceeds from the the Company's credit facilities. The aggregate consideration payable to the former shareholders of APC and VFG is subject to further increase in certain circumstances.

     The acquisitions of APC and VFG have been accounted for using the purchase method. Therefore, the acquired assets and liabilities have been recorded at their estimated fair values at the dates of acquisition. The excess of the purchase price over the fair value of tangible net assets acquired of $29.4 million is being amortized on a straight-line basis over estimated lives ranging from 5 to 40 years.

     The consolidated statements of earnings and cash flows reflect the results of these acquired companies from the dates of acquisition through January 1, 2000. The unaudited consolidated results of operations on a pro forma basis as though these acquisitions had been consummated as of the beginning of 1998 are as follows:

      (In thousands, except per share amounts)       1999         1998

          Net sales                             $  2,122,242  $ 1,858,760
          Gross profit                               295,898      261,122
          Net earnings                                17,278       13,584
          Basic net earnings per common share   $       1.24  $       .99
          Diluted net earnings per common share         1.20          .95

     The pro forma results are presented for information only and are not necessarily indicative of the operating results that would have occurred had the NCF merger and the other acquisitions been consummated as of the above dates.

5.   Property, Plant and Equipment

     Property, plant and equipment as of January 1, 2000 and January 2, 1999 consist of the following:

      (In thousands)                                  1999        1998

      Land                                         $   5,952   $   3,818
      Buildings and building improvements             79,272      69,383
      Transportation equipment                        19,334      18,118
      Warehouse and plant equipment                   33,159      23,370
      Office equipment, furniture and fixtures        23,993      16,956
      Leasehold improvements                           5,081       3,794
      Construction-in-process                          9,302       2,402
                                                     176,093     137,841
      Less accumulated depreciation and amortization  62,163      44,439
      Property, plant and equipment, net          $  113,930   $  93,402

6.   Supplemental Cash Flow Information

     Supplemental disclosures of cash flow information for 1999, 1998 and 1997 are as follows:

       (In thousands)                          1999       1998     1997
       Cash paid during the year for:
         Interest                            $  5,323  $  3,908  $   2,785
         Income taxes                        $  7,126  $ 12,262  $   6,583
       Effects of companies acquired:
         Fair value of assets acquired       $ 49,097  $ 33,417  $ 101,536
         Fair value of liabilities assumed    (22,521)   (9,560)   (30,390)
         Stock issued for acquisitions         (8,510)        -    (16,515)
             Net cash paid for acquisitions  $ 18,066  $ 23,857  $  54,631

7.   Financial Instruments

     The Company uses forward swap contracts for hedging purposes to reduce the effect of changing fuel prices. These contracts are recorded using hedge accounting. Under hedge accounting, the gain or loss on the hedge is deferred and recorded as a component of the underlying expense.

     During the second quarter of 1999, the Company entered into a forward swap contract for fuel, which is used in the normal course of its distribution business. This contract fixes a certain portion of the Company's forecasted fuel costs through March 2000. The following table represents the Company's outstanding fuel hedge contract as of January 1, 2000:

                                                Notional   Average
                                                  Amount   Contract  Estimated
 (In thousands, except average contract price)  (gallons)   Price    Fair Value

 Forward swap contract                            1,777     $ .4230    $ 489

8.   Long-term Debt

     Long-term debt as of January 1, 2000 and January 2, 1999 consists of the following:

     (In thousands)                                        1999        1998

     Revolving Credit Facility                         $  34,994   $  12,453
     Senior Notes                                         50,000      50,000
     Industrial Revenue Bonds                              4,640           -
     ESOP loan                                             2,335       2,869
     Other notes payable                                   1,138       9,780
     Total long-term debt                                 93,107      75,102
     Less current maturities                                 703         797
       Long-term debt, excluding current installments  $  92,404   $  74,305

     Revolving Credit Facility

     On March 5, 1999, the Company entered into an $85.0 million revolving credit facility with a group of commercial banks which replaced the Company's existing $30.0 million credit facility. In addition, the Company entered into a $5.0 million working capital line of credit with the lead bank of the group. Collectively, these two facilities are referred to as the "Credit Facility." The Credit Facility expires in March 2002. Approximately $35.0 million was outstanding under the Credit Facility at January 1, 2000. The Credit Facility also supports up to $10.0 million of letters of credit. At January 1, 2000, the Company was contingently liable for $6.3 million of outstanding letters of credit that reduce amounts available under the Credit Facility. At January 1, 2000, the Company had $48.7 million available under the Credit Facility. The Credit Facility bears interest at LIBOR plus a spread over LIBOR, which varies based on the ratio of funded debt to total capital. At January 1, 2000, the Credit Facility bore interest at 6.65%. Additionally, the Credit Facility requires the maintenance of certain financial ratios, as defined in the Company's credit agreement, regarding debt to capitalization, interest coverage and minimum net worth.

     Senior Notes

     In May 1998, the Company issued $50.0 million of unsecured 6.77% Senior Notes due May 8, 2010 in a private placement. Interest is payable semi-annually. The Senior Notes require the maintenance of certain financial ratios, as defined, regarding debt to capital, fixed charge coverage and minimum net worth. Proceeds of the issuance were used to repay amounts outstanding under the Company's credit facilities and for general corporate purposes.

     Industrial Revenue Bonds

     On March 19, 1999, $9.0 million of Industrial Revenue Bonds were issued on behalf of a subsidiary of the Company to finance the construction of a produce-processing facility. These bonds mature in March 2019. Approximately $4.6 million of the proceeds from these bonds have been used and are reflected on the Company's consolidated balance sheet as of January 1, 2000. Interest varies as determined by the remarketing agent for the bonds and was 5.55% at January 1, 2000. The bonds are secured by a letter of credit issued by a commercial bank.

     ESOP Loan

     The Company sponsors a leveraged employee stock ownership plan that was financed with proceeds of a note payable to a commercial bank (the "ESOP loan"). The ESOP loan is secured by the common stock of the Company acquired by the employee stock ownership plan and is guaranteed by the Company. The loan is payable in quarterly installments of $170,000, which includes interest based on LIBOR plus a spread over LIBOR (5.74% at January 1, 2000). The loan matures in 2003.

     Maturities of long-term debt are as follows:

         (In thousands)
         2000                                         $     703
         2001                                               711
         2002                                            35,697
         2003                                               614
         2004                                                42
         Thereafter                                      55,340
           Total long-term debt                       $  93,107

9.   Shareholders' Equity

     In May 1997, the Company's Board of Directors approved a shareholder rights plan. A dividend of one stock purchase right (a "Right") per common share was distributed to shareholders of record on May 30, 1997. Common shares issued subsequent to the adoption of the rights plan automatically have Rights attached to them. Under certain circumstances, each Right entitles the shareholders to one-hundredth of one share of preferred stock, par value $.01 per share, at an initial exercise price of $100 per Right. The Rights will be exercisable only if a person or group acquires 15% or more of the Company's outstanding common stock. Until the Rights become exercisable, they have no dilutive effect on the Company's net earnings per common share. The Company can redeem the Rights, which are non-voting, at any time prior to their becoming exercisable at a redemption price of $.001 per Right. The Rights will expire in May 2007, unless redeemed earlier by the Company.


10.  Leases

     The Company leases various warehouse and office facilities and certain equipment under long-term operating lease agreements that expire at various dates. At January 1, 2000, the Company is obligated under operating lease agreements to make future minimum lease payments as follows:

            (In thousands)
            2000                                          $   15,221
            2001                                              13,159
            2002                                              11,494
            2003                                               8,622
            2004                                               5,989
            Thereafter                                        31,129
              Total minimum lease payments                $   85,614

     Total rental expense for operating leases in 1999, 1998 and 1997 was approximately $16.3 million, $12.8 million and $10.1 million, respectively.

     During the third quarter of 1999, the Company increased its master operating lease facility from $42.0 million to $47.0 million, which is used to construct or purchase four distribution centers. Two of these distribution centers became operational in early 1999, and two distribution centers are planned to become operational in 2000. Under this agreement, the lessor owns the distribution centers, incurs the related debt to construct the facilities, and thereafter leases each facility to the Company. The Company has entered into a commitment to lease each facility for a period beginning upon completion of each property and ending on September 12, 2002, including extensions. Upon the expiration of each lease, the Company has the option to renegotiate the lease, sell the facility to a third party, or purchase the facility at its original cost. If the Company does not exercise its purchase options, the Company has maximum residual value guarantees of 88% of the aggregate property cost. These residual value guarantees are not included in the above table of future minimum lease payments. The Company expects the fair value of the properties included in this facility to eliminate or substantially reduce the Company's exposure under the residual value guarantees. Through January 1, 2000, total construction expenditures by the lessor were approximately $32.1 million under this facility.

11.  Income Taxes

     Income tax expense consists of the following:

      (In thousands)                            1999     1998     1997
      Current:
       Federal                               $ 11,677  $ 8,048  $ 6,800
       State                                      747      537      257
                                               12,424    8,585    7,057
      Deferred:
       Federal                                   (608)   1,208    1,174
       State                                      184      172       67
                                                 (424)   1,380    1,241
         Total income tax expense            $ 12,000  $ 9,965  $ 8,298


     The effective income tax rates for 1999, 1998 and 1997 were 38.4%, 36.4% and 37.4%, respectively. Actual income tax expense differs from the amount computed by applying the applicable U.S.
     Federal corporate income tax rate of 35% to earnings before income taxes as follows:

(In thousands)                                                    1999     1998      1997
   Federal income taxes computed at statutory rate              $ 10,938  $ 9,581  $ 7,769
   Increase (decrease) in income taxes resulting from:
     State income taxes, net of federal income tax benefit           211      464      211
     Non-deductible expenses                                         306      126      135
     Tax credits                                                    (353)       -        -
     Losses attributable to S-corporation periods                    283     (535)    (328)
     Amortization of goodwill                                        340      288      164
     Other, net                                                      275       41      347
       Total income tax expense                                 $ 12,000  $ 9,965  $ 8,298


     Deferred income taxes are recorded based upon the tax effects of differences between the financial statement and tax bases of assets and liabilities and available tax loss carryforwards. Temporary differences and carryforwards that created significant deferred tax assets and liabilities at January 1, 2000 and January 2, 1999 were as follows:

      (In thousands)                                 1999      1998
      Deferred tax assets:
        Allowance for doubtful accounts            $  1,647  $  1,103
        Inventories                                     461         -
        Accrued employee benefits                     1,150         -
        Self-insurance reserves                       1,333     1,429
        Deferred income                                 559       101
        State operating loss carryforwards              732       228
        Tax credit carryforwards                        825         -
        Other                                           219       100
          Total gross deferred tax assets             6,926     2,961
        Less valuation allowance                       (194)     (194)
          Net deferred tax assets                     6,732     2,767
     Deferred tax liabilities:
        Property, plant and equipment                 7,991     6,263
        Inventories                                       -       139
        Basis difference in intangible assets         1,465       880
          Total gross deferred tax liabilities        9,456     7,282
          Net deferred tax liability               $ (2,724) $ (4,515)

     The net deferred income tax liabilities are presented in the January 1, 2000 and January 2, 1999 consolidated balance sheets as follows:

      (In thousands)                                  1999     1998
      Current deferred tax asset                   $  5,570  $    808
      Noncurrent deferred tax liability              (8,294)   (5,323)
        Net deferred tax liability                 $ (2,724) $ (4,515)

     The valuation allowance relates primarily to state net operating loss carryforwards of certain of the Company's subsidiaries. The state net operating loss carryforwards expire in years 2009 through 2019. The Company has a state income tax credit carryforward of approximately $825,000 which expires in 2004. The Company believes the deferred tax assets, net of the valuation allowance, will more likely than not be realized.

12.  Employee Benefits

     Employee Savings and Stock Ownership Plan

     The Company sponsors the Performance Food Group Company Employee Savings and Stock Ownership Plan (the "ESOP"). The ESOP consists of two components: a leveraged employee stock ownership plan and a defined contribution plan covering substantially all full-time employees.

     In 1988, the ESOP acquired 1,821,398 shares of the Company's common stock from existing shareholders, financed with assets transferred from predecessor plans and the proceeds of the ESOP loan, discussed in Note 8. The Company is required to make contributions to the ESOP equal to the principal and interest amounts due on the ESOP loan. Accordingly, the outstanding balance of the ESOP loan is included in the Company's consolidated balance sheets as a liability with an offsetting amount included as a reduction of shareholders' equity.

     The ESOP expense recognized by the Company is equal to the principal portion of the required payments. Interest on the ESOP loan is recorded as interest expense. The Company contributed approximately $680,000 to the ESOP per year in 1999, 1998 and 1997. These amounts included interest expense on the ESOP loan of approximately $146,000, $182,000 and $212,000 in 1999, 1998 and
     1997, respectively. The release of ESOP shares is based upon debt-
     service  payments.   Upon release, the shares  are  allocated  to
     participating employees' accounts.  At January 1, 2000,   925,611
     shares had been allocated to participant accounts and 355,568 shares were held as collateral for the ESOP loan. All ESOP shares are considered outstanding for earnings-per-share calculations.

     Employees participating in the defined contribution component of the ESOP may elect to contribute between 1% and 15% of their qualified salary under the provisions of Internal Revenue Code
     Section 401(k). Beginning in 1997, the Company matched one half of the first 3% of employee deferrals under the ESOP, for a total match of 1.5%. In 1999, the Company matched 100% of the first 1% of employee contributions, and 50% of the next 2% of employee contributions, for a total match of 2%. Total matching contributions were $1,312,000, $684,000 and $549,000 for 1999,
     1998 and 1997, respectively. The Company, at the discretion of the Board of Directors, may make additional contributions to the ESOP. The Company made no discretionary contributions under the defined contribution portion of the ESOP in 1999, 1998 or 1997.

     Employee Health Benefit Plans

     The Company sponsors a self-insured, comprehensive health benefit plan designed to provide insurance coverage to all full-time employees and their dependents. The Company accrues its estimated liability for these self-insured benefits, including an estimate for incurred but not reported claims. This accrual is included in accrued expenses in the consolidated balance sheets. The Company provides no post-retirement benefits to former employees.

13.  Stock Compensation Plans

     At January 1, 2000, the Company had four stock-based compensation plans, which are described in the following paragraphs. In accordance with APB No. 25, no compensation expense has been recognized for the Company's stock option plans and stock purchase plan. Had compensation expense for those plans been determined based on the fair value at the grant date, consistent with the method in SFAS No. 123, the Company's net earnings and net earnings per common share would have been reduced to the following pro forma amounts:


     (In thousands except per share amounts)    1999      1998      1997

       Net earnings           As reported     $ 19,251  $ 17,410  $ 13,900
                              Pro forma         17,311    15,726    13,030

       Basic net earnings     As reported     $   1.40  $   1.30  $   1.09
        per common share      Pro forma           1.26      1.17      1.02

       Diluted net earnings   As reported     $   1.35  $   1.25  $   1.04
         per common share     Pro forma           1.22      1.13       .98

     The fair value of each option was estimated at the grant date using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for all stock option plan grants in 1999, 1998 and 1997, respectively: risk-free interest rates of 5.28%, 5.56% and 6.14%; expected volatilities of 44.3%, 45.8% and 46.5%; expected option lives of 7.2 years, 6.4 years and 7.6 years; and expected dividend yields of 0%, 0% and 0%.

     The pro forma effects of applying SFAS No. 123 are not indicative of future amounts because SFAS No. 123 does not apply to awards granted prior to fiscal 1996. Additional stock option awards are anticipated in future years.

     Stock Option and Incentive Plans

     The Company sponsors the 1989 Nonqualified Stock Option Plan (the "1989 Plan"). The options granted under this plan vest ratably over a four-year period from date of grant. At January 1, 2000, 141,870 options were outstanding, all of which were exercisable. The options have terms of 10 years from the date of grant. No grants have been made under the 1989 Plan since July 21, 1993.

     The Company also sponsors the 1993 Outside Directors Stock Option Plan (the "Directors Plan"). A total of 105,000 shares have been authorized in the Directors Plan. The Directors Plan provides for an initial grant to each non-employee member of the Board of Directors of 5,250 options and an annual grant of 2,500 options at the then current market price. Options granted under the Directors Plan totaled 10,000 in 1999, 12,750 in 1998 and 7,500 in 1997. These options vest one year from the date of grant and have terms of 10 years from the grant date. At January 1, 2000, 59,500 options were outstanding, of which 49,500 were exercisable.

     The 1993 Employee Stock Incentive Plan (the "1993 Plan") provides for the award of up to 1,625,000 shares of common stock to officers, key employees and consultants of the Company. Awards under the 1993 Plan may be in the form of stock options, stock appreciation rights, restricted stock, deferred stock, stock purchase rights or other stock-based awards. The terms of grants under the 1993 Plan are established at the date of grant. No grants of common stock or related rights were made in 1999, 1998 or 1997. Stock options granted under the 1993 Plan totaled 259,140, 405,280 and 122,100 for 1999, 1998 and 1997,
     respectively. Options granted in 1999, 1998 and 1997 vest four years from the date of the grant. At January 1, 2000, 1,078,670 options were outstanding, of which 93,365 were exercisable.


     A  summary  of  the Company's stock option activity  and  related information for all stock option plans for 1999, 1998 and 1997 is as follows:
                              1999                1998                  1997
                        Shares    Price     Shares     Price      Shares     Price
Outstanding at
 beginning of year    1,338,047  $ 12.65   1,050,639  $  9.91   1,016,162   $  8.66
Granted                 269,140    25.52     418,030    18.66     129,600     17.93
Exercised              (284,289)    4.79     (73,095)    5.58     (86,972)     5.43
Canceled                (42,858)   17.25     (57,527)   14.53      (8,151)    12.67
Oustanding at
 end of year          1,280,040  $ 16.99   1,338,047  $ 12.65   1,050,639   $  9.91
Options
 exercisable
 at year-end            284,735  $  8.66     530,323  $  6.18     569,448   $  5.75
Weighted-average
 fair value of
 options granted
 during the year                 $ 13.84              $  9.83               $ 10.58



    The following table summarizes information about stock options outstanding at January 1,2000:

                  Options Outstanding                       Options Exercisable
                                  Weighted-
                      Number      Average      Weighted-                 Weighted-
    Range of       Outstanding    Remaining     Average    Exercisable    Average
    exercise        at Jan. 1,   Contractual   Exercise      Jan.1,      Exercise
     prices            2000         Life         Price       2000         Price
$  3.67 - $  9.33     161,370       2.88       $  5.82      161,370      $  5.82
$ 10.00 - $ 14.50     340,644       5.74         13.33       95,615        10.35
$ 15.56 - $ 21.00     525,371       8.00         18.52       27,750        19.35
$ 23.75 - $ 28.40     252,655       9.28         25.84            -            -
$  3.67 - $ 28.40   1,280,040                  $ 16.99      284,735      $  8.66


  Employee Stock Purchase Plan

     The  Company  maintains the Performance  Food
     Group  Employee  Stock  Purchase  Plan   (the
     "Stock   Purchase   Plan"),   which   permits
     eligible  employees  to invest  by  means  of
     periodic  payroll deductions in the Company's
     common  stock  at 85% of the  lesser  of  the
     market  price or the average market price  as
     defined in the plan document.  The Company is
     authorized to issue 362,500 shares under  the
     Stock  Purchase  Plan.  At January  1,  2000,
     subscriptions  under the Stock Purchase  Plan
     were  outstanding  for  approximately  34,000
     shares at $20.72 per share.

14.  Related Party Transactions

     The Company leases land and buildings from certain shareholders and members of their families. The Company made lease payments under these leases of approximately $908,000, $673,000 and $604,000 in 1999, 1998 and 1997,
     respectively. The Company believes the terms of these leases are no less favorable than those that would have been obtained from unaffiliated parties.

     In  addition,  the Company paid approximately
     $294,000 in 1997 to a company that is owned by a shareholder of the Company and a member of his family for transportation services. No such payments were made in 1999 or 1998.

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

16.  Industry Segment Information

     The  Company  has three reportable  segments:
     Broadline,  Customized  and  Fresh-Cut.   The
     accounting   policies   of   the   reportable
     segments  are the same as those described  in
     Note  1.  Certain 1998 and 1997 amounts  have
     been  reclassified  to conform  to  the  1999
     presentation, consistent with management's reporting structure:

                                                   Fresh-     Corporate &
(In thousands)            Broadline   Customized    Cut       Intersegment   Consolidated
1999
Net external sales      $ 1,145,536   $ 823,742   $ 86,320   $          -   $ 2,055,598
Intersegment sales            3,575           -     13,186        (16,761)            -
Operating profit             30,167       9,933      5,009         (5,168)       39,341
Total assets                308,531      93,776     48,259         11,479       462,045
Interest expense
 (income)                     6,953       2,447        260         (4,272)        5,388
Depreciation and
 amortization                 9,906       1,605      2,033            593        14,137
Capital
 expenditures                13,831       1,711      9,292          1,172        26,006

1998
Net external sales      $   985,729   $ 676,794   $ 58,793   $          -   $ 1,721,316
Intersegment sales            2,879           -     13,409        (16,288)            -
Operating profit             23,011       8,271      3,614         (3,305)       31,591
Total assets                279,471      80,866     15,167         12,208       387,712
Interest expense
 (income)                     8,376       1,122       (537)        (4,550)        4,411
Depreciation and
 amortization                 8,702       1,455      1,219            125        11,501
Capital
 expenditures                 9,308      15,738      1,500            117        26,663

1997
Net external sales      $   755,831  $  535,004   $ 40,167   $         -    $ 1,331,002
Intersegment sales            2,811           -     12,907       (15,718)             -
Operating profit             20,590       5,123      2,133        (2,781)        25,065
Total assets                225,673      61,701     14,198         7,373        308,945
Interest expense
 (income)                     6,216       1,274       (289)       (4,223)         2,978
Depreciation and
 amortization                 6,094       1,350      1,045           103          8,592
Capital
 expenditures                 6,922       1,048        997            87          9,054


Independent Auditors' Report on Financial Statement Schedule

The Board of Directors
Performance Food Group Company

Under date of February 7, 2000, we reported on the consolidated balance sheets of Performance Food Group Company and subsidiaries (the "Company") as of January 1, 2000 and January 2, 1999, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the fiscal years in the three-year period ended January 1, 2000, as contained in the 1999 annual report to shareholders. These consolidated financial statements and our report thereon are included in the 1999 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement
schedule  as  listed  in  the accompanying  index.   This  financial
statement   schedule  is  the  responsibility   of   the   Company's
management.   Our  responsibility is to express an  opinion  on  this
financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material aspects, the information set forth therein.

                                        / s /  KPMG LLP



Richmond, Virginia
February 7, 2000





            PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES
                    VALUATION AND QUALIFYING ACCOUNTS
                              (in thousands)


                       Beginning                                      Ending
                        Balance         Additions        Deductions   Balance
                                    Charged     Charged
                                      to        to Other
                                    Expense     Accounts

Allowance for Doubtful Accounts

December 27, 1997     $  2,348     $   451      $ 648     $   677      $ 2,769

January 2, 1999          2,769       2,426        498       1,802        3,891

January 1, 2000          3,891       2,702        250       2,366        4,477


                             Exhibit Index


Exhibit
Number                   Description



21      --  List of Subsidiaries.

23.1    --  Consent of Independent Auditors.

27.1    --  Financial Data Schedule (SEC purposes only).

27.2    --  Restated Financial Data Schedule for Year Ended
            January 2, 1999 (SEC purposes only).

27.3    --  Restated Financial Data Schedule for Year Ended December 27,
            1997 (SEC purposes only).