Form 10-Q
period 2000-04-01
PERFORMANCE FOOD GROUP CO
filed 2000-05-15
CIK 908254

UNITED STATES
          SECURITIES AND EXCHANGE COMMISSION
                WASHINGTON, D.C. 20549

                       FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                          THE
            SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2000

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

      X    Yes                           No

As of May 11, 2000, 13,711,032 shares of the
Registrant's Common Stock were outstanding.



        Independent Accountants' Review Report

The Board of Directors and Shareholders
Performance Food Group Company:

We    have    reviewed   the   accompanying   condensed
consolidated  balance sheet of Performance  Food  Group
Company  and subsidiaries (the Company) as of April  1,
2000, and the related condensed consolidated statements
of  earnings and cash flows for the three-month periods
ended April 1, 2000 and April 3, 1999.  These condensed
consolidated    financial    statements     are     the
responsibility of the Company's management.

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

We   have   previously  audited,  in  accordance   with
generally accepted auditing standards, the consolidated
balance  sheet  of Performance Food Group  Company  and
subsidiaries  as  of January 1, 2000, and  the  related
consolidated   statements  of  earnings,  shareholders'
equity and cash flows for the year then ended (not presented herein); and in our report dated February 7, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 1, 2000 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                         /s/KPMG LLP

Richmond, Virginia
May 2, 2000




PART I - FINANCIAL INFORMATION

Item 1.Financial Statements.

PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(In thousands)
                                                   April 1,       January 1,
                                                     2000           2000
                                                 (Unaudited)
Assets

Current assets:
Cash                                             $   1,870        $   5,606
Trade accounts and notes receivable, net           127,713          119,126
Inventories                                        120,528          108,550
Other current assets                                 9,842            9,600
  Total current assets                             259,953          242,882

Property, plant and equipment, net                 121,682          113,930
Intangible assets, net                             104,133          103,328
Other assets                                         1,860            1,905
  Total assets                                   $ 487,628        $ 462,045

Liabilities and Shareholders' Equity

Current liabilities:
Outstanding checks in excess of deposits         $ 20,900         $  14,082
Current installments of long-term debt                696               703
Trade accounts payable                            135,762           116,821
Other current liabilities                          44,273            40,397
  Total current liabilities                       201,631           172,003

Long-term debt, excluding current installments     89,905            92,404
Deferred income taxes                               8,379             8,294
  Total liabilities                               299,915           272,701
Shareholders' equity                              187,713           189,344

  Total liabilities and shareholders' equity    $ 487,628         $ 462,045


See accompanying notes to unaudited condensed consolidated financial statements.



PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings (Unaudited)
(In thousands, except per share amounts)

                                                  Three Months Ended
                                                 April 1,     April 3,
                                                  2000         1999
Net sales                                       $ 579,750    $ 466,378
Cost of goods sold                                502,341      403,385
    Gross profit                                   77,409       62,993
Operating expenses                                 69,845       56,713
    Operating profit                                7,564        6,280
Other income (expense):
  Interest expense                                 (1,389)      (1,286)
  Nonrecurring merger expenses                          -       (3,812)
  Other, net                                           69           (6)
    Other expense, net                             (1,320)      (5,104)
    Earnings before income taxes                    6,244        1,176
Income tax expense                                  2,373          525
    Net earnings                                $   3,871    $     651


Basic net earnings per common share             $    0.28    $    0.05

Weighted average common shares outstanding         14,038       13,479

Diluted net earnings per common share           $    0.27    $    0.05

Weighted average common shares and dilutive
 potential common shares outstanding               14,413       14,187


See accompanying notes to unaudited condensed consolidated financial statements.



PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

                                                                        Three Months Ended
                                                                      April 1,    April 3,
                                                                        2000        1999
Cash flows from operating activities:
  Net earnings                                                       $   3,871    $    651
  Adjustments to reconcile net earnings to net
   cash provided by operating activities:
     Depreciation                                                        3,181       2,583
     Amortization                                                          951         670
     ESOP contributions applied to principal of ESOP debt                  135         132
     Loss (gain) on disposal of property, plant and equipment              (19)         10
     Change in operating assets and liabilities, net                     2,095       1,035
       Net cash provided by operating activities                        10,214       5,081

Cash flows from investing activities:
  Purchases of property, plant and equipment                           (10,980)     (3,928)
  Proceeds from sale of property, plant and equipment                       66          52
  Increase in intangibles and other assets                              (1,711)     (4,815)
       Net cash used by investing activities                           (12,625)     (8,691)

Cash flows from financing activities:
  Increase (decrease) in outstanding checks in excess of deposits        6,818      (2,673)
  Net borrowings (payments) on notes payable to banks                   (5,019)     14,443
  Proceeds from issuance of long-term debt                               2,681         321
  Principal payments on long-term debt                                    (168)     (8,607)
  Repurchases of common stock                                           (6,630)          -
  Distributions of pooled company                                            -      (1,025)
  Employee stock option, incentive and employee stock purchase
   plans and related income tax benefits                                   993         865
       Net cash provided by (used for) financing activities             (1,325)      3,324

Net decrease in cash                                                    (3,736)       (286)
Cash at beginning of period                                              5,606       7,796
Cash at end of period                                                $   1,870    $  7,510

See accompanying notes to unaudited condensed consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES

  Notes to Unaudited Condensed Consolidated Financial
                      Statements
            April 1, 2000 and April 2, 1999

1.    Basis of Presentation

      The accompanying condensed consolidated financial
statements  of  Performance  Food  Group  Company   and
subsidiaries  (the "Company") are unaudited,  with  the
exception of the January 1, 2000 condensed consolidated
balance  sheet,  which  was derived  from  the  audited
consolidated  balance  sheet in  the  Company's  latest
Annual  Report  on Form 10-K.  The unaudited  condensed
consolidated financial statements have been prepared in
accordance    with   generally   accepted    accounting
principles for interim financial reporting, and in accordance with Rule 10-01 of Regulation S-X.

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

2.   Business Combinations

     On  February  26,  1999, the Company  completed  a
merger   with   NorthCenter   Foodservice   Corporation
("NCF"),  in which NCF became a wholly owned subsidiary
of  the Company.  NCF was a privately owned foodservice
distributor  based in Augusta, Maine and had  1998  net
sales  of  approximately $98 million.  The  merger  was
accounted for as a pooling-of-interests and resulted in
the  issuance  of approximately 850,000 shares  of  the
Company's  common  stock in exchange  for  all  of  the
outstanding    stock   of   NCF.    Accordingly,    the
consolidated financial statements for periods prior to the combination have been restated to include the accounts and results of operations of NCF. The Company incurred nonrecurring merger expenses of $3.8 million in 1999 associated with the NCF merger. These expenses included professional fees and transaction costs, as well as certain contractual payments to NCF employees.
The results of operations of the Company and NCF, including the related $3.8 million of nonrecurring merger expenses, and the combined amounts presented in the accompanying consolidated financial statements are summarized below:

                                                Three Months Ended
(In thousands)                                     April 3, 1999
Net sales:
  The Company                                      $ 444,883
  NCF                                                 21,495
    Combined                                       $ 466,378

Net earnings(loss):
  The Company                                      $   3,228
  NCF                                                 (2,577)
    Combined                                       $     651

     Adjustments  to  conform NCF's accounting  methods
and   practices  to  those  of  the  Company  consisted
primarily of depreciation and were not material.   NCF,
prior to the merger with the Company, was treated as an
S-corporation  for  Federal income tax  purposes.   The
following disclosures present the combined results of operations, excluding nonrecurring merger expenses of $3.8 million, as if NCF was taxed as a C-corporation for the period presented:

                                                Three Months Ended
(In thousands, except per share amounts)           April 3, 1999

Operating profit                                   $   6,280
Other income (expense):
  Interest expense                                    (1,286)
  Other, net                                              (6)
    Other expense, net                                (1,292)
  Earnings before income taxes                         4,988
Income tax expense                                     1,920
  Net earnings                                     $   3,068

Weighted average common shares outstanding            13,479
Basic net earnings per common share                $    0.23
Weighted average common shares and dilutive
 potential common shares outstanding                  14,187
Diluted net earnings per common share              $    0.22

     On  August  28,  1999,  the Company  acquired  the
common   stock  of  Dixon  Tom-A-Toe  Companies,   Inc.
("Dixon"),  an Atlanta-based privately owned  processor
of  fresh-cut  produce.  Dixon had  operations  in  the
Southeastern   and  Midwestern  United   States.    Its
operations  have been combined with the  operations  of
Fresh  Advantage, Inc.  On August 31,  1999,  AFI  Food
Service Distributors, Inc. ("AFI"), a subsidiary of the
Company,  acquired certain net assets  of  State  Hotel
Supply Company, Inc. ("State Hotel"), a privately owned
meat  processor  based in Newark,  New  Jersey.   State
Hotel provides Certified Angus Beef and other meats  to
many  of the leading restaurants and food retailers  in
New   York  City  and  the  surrounding  region.    The
financial  results  of State Hotel have  been  combined
with  the  operations of AFI.  On  December  13,  1999,
Virginia Foodservice Group ("VFG"), a subsidiary of the
Company,  acquired certain net assets  of  Nesson  Meat
Sales  ("Nesson"),  a  privately owned  meat  processor
based  in Norfolk, Virginia.  Nesson supplies Certified
Angus  Beef and other meats to many leading restaurants
and  other  foodservice  operations  in  the  Tidewater
Virginia  area.  The financial results of  Nesson  have
been  combined  with the operations of VFG.   Together,
Nesson, Dixon and State Hotel had 1998 sales that  will
contribute  to  the  Company's  ongoing  operations  of
approximately  $100  million.  The  aggregate  purchase
price  for the common stock of Dixon and the net assets
of  Nesson and State Hotel was $20.4 million.  To  fund
these  acquisitions,  the Company issued  approximately
304,000  shares of its common stock and financed  $11.9
million with proceeds from the Credit Facility (as defined herein). The aggregate consideration payable to the former shareholders of Dixon and State Hotel is subject to increase in certain circumstances.

     The acquisitions of Nesson, Dixon and State Hotel have been accounted for using the purchase method;
therefore, the acquired assets and liabilities have been recorded at their estimated fair values at the dates of acquisition. The excess of the purchase price over the fair value of tangible net assets acquired was approximately $19.8 million and is being amortized on a straight-line basis over estimated lives ranging from 5 to 40 years.

     The consolidated statements of earnings and cash flows reflect the results of these acquired companies from the dates of acquisition through April 1, 2000.
The unaudited consolidated results of operations on a pro forma basis as though these acquisitions had been consummated as of the beginning of 1999 are as follows:

                                                Three Months Ended
(In thousands, except per share amounts)           April 3, 1999

Net sales                                          $ 489,504
Gross profit                                          67,882
Net loss                                                (300)
Basic net loss per common share                    $   (0.02)
Diluted net loss per common share                      (0.02)

     The pro forma results are presented for information only and are not necessarily indicative of the operating results that would have occurred had the Nesson, Dixon and State Hotel acquisitions been consummated as of the beginning of 1999.

3.   Supplemental Cash Flow Information

     Supplemental disclosures of cash flow information for the 2000 quarter and the 1999 quarter are as follows:

                                        Three Months Ended
(In thousands)                     April 1, 2000   April 3, 1999
Cash paid during the period for:
  Interest                         $     615       $     445
  Income taxes                     $   1,759       $     123

4.   Industry Segment Information

     The  Company  has three reportable segments:  broadline
foodservice    distribution    ("Broadline");     customized
foodservice   distribution  ("Customized");  and   fresh-cut
produce  processing  ("Fresh-Cut").   Broadline  distributes
approximately 25,000 food and food-related products to a combination of approximately 25,000 traditional and multi-
unit   chain  customers.   Broadline  consists   of   eleven
operating locations that independently design their own product mix, distribution routes and delivery schedules to
accommodate   the   varying  needs   of   their   customers.
Customized focuses on serving certain of the Company's multi-unit chain customers whose sales volume, growth, product mix, service requirements and geographic locations are such that these customers can be more efficiently served through
centralized   information  systems,  dedicated  distribution
routes  and  relatively  large  and  consistent  orders  per
delivery.   The  Customized distribution network  covers  50
states and several foreign countries from five distribution facilities. Fresh-Cut processes and distributes a variety of fresh produce primarily for quick-service restaurants mainly in the Southeastern and Southwestern United States. Certain 1999 amounts have been reclassified to conform to the 2000 presentation consistent with management's reporting structure.

                                                                   Corporate &
(In thousands)                  Broadline   Customized  Fresh-Cut  Intersegment  Consolidated
First Quarter 2000

Net external sales              $ 301,644   $ 246,144   $ 31,962   $        -    $ 579,750
Intersegment sales                    878           -      6,306       (7,184)           -
Operating profit                    5,223       2,135      1,956       (1,750)       7,564
Total assets                      312,017     112,069     51,229       12,313      487,628
Interest expense(income)            1,701         874        313       (1,499)       1,389
Depreciation and amortization       2,738         503        813           78        4,132
Capital expenditures                5,539         138      4,322          981       10,980

First Quarter 1999

Net external sales              $ 269,679   $ 180,976   $ 15,723   $        -    $ 466,378
Intersegment sales                    760           -      3,000       (3,760)           -
Operating profit                    4,551       1,997        835       (1,103)       6,280
Total assets                      288,111      85,499     14,251        9,251      397,112
Interest expense(income)            1,572         551         (2)        (835)       1,286
Depreciation and amortization       2,370         477        359           47        3,253
Capital expenditures                2,950         421        329          228        3,928



Item  2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations

General

      The Company markets and distributes a wide variety of food and food-related products to the foodservice, or "away-from-home" eating industry. The foodservice industry consists of two major customer types: "traditional" foodservice customers, consisting of independent restaurants, hotels, cafeterias, schools, healthcare facilities and other institutional customers, and "multi-unit chain" customers, consisting of regional and national quick-service restaurants and casual dining restaurants. The principal components of the Company's expenses include cost of goods sold, which represents the amount paid to manufacturers and growers for products sold, and operating expenses, which include primarily labor-related expenses, delivery costs and occupancy expenses.

      As a result of the merger with NorthCenter Foodservice Corporation ("NCF") on February 26, 1999, the consolidated financial statements for the periods prior to the combination have been restated to include the accounts and results of operations of NCF.

Results of Operations

The following table sets forth, for the periods indicated, the components of the condensed consolidated statements of earnings expressed as a percentage of net sales:

                                        Three Months Ended
                                   April 1, 2000   April 3, 1999

Net sales                          100.0 %         100.0 %
Cost of goods sold                  86.6            86.5
  Gross profit                      13.4            13.5
Operating expenses                  12.1            12.2
  Operating profit                   1.3             1.3
Other expense, net                   0.2             1.1
  Earnings before income taxes       1.1             0.2
Income tax expense                   0.4             0.1
  Net earnings                       0.7 %           0.1 %

Comparison of Periods Ended April 1, 2000 and April 3, 1999

      Net sales increased 24.3% to $579.8 million for the three months ended April 1, 2000 (the "2000 quarter") from $466.4 million for the three months ended April 3, 1999 (the "1999 quarter"). Net sales in the Company's existing operations increased 19.7% over the 1999 quarter while acquisitions contributed the remaining 4.6% of the Company's total sales growth. Inflation was not significant in the 2000 quarter.

      Gross profit increased 22.9% to $77.4 million in the 2000 quarter from $63.0 million in the 1999 quarter. Gross profit margin decreased to 13.4% in the 2000 quarter compared to 13.5% in the 1999 quarter. The decrease in gross profit margin was due primarily to the acquisition of Dixon Tom-A-Toe Companies, Inc. ("Dixon") in the third quarter of 1999. The gross margins of the Dixon locations are slightly lower than the gross margins of some of the Company's other operations.

      Operating expenses increased 23.2% to $69.8 million in the 2000 quarter compared with $56.7 million in the 1999
quarter.   As a percentage of net sales, operating  expenses
decreased  to  12.1% in the 2000 quarter from 12.2%  in  the
1999  quarter.   Operating expenses as a percentage  of  net
sales were higher in the 1999 quarter primarily due to start-up costs for two new distribution centers that replaced older, less efficient facilities.

     Operating profit increased 20.4% to $7.6 million in the
2000   quarter  from  $6.3  million  in  the  1999  quarter.
Operating profit margin was at 1.3% for both the 2000 and 1999 quarters.

      Other expense, net, decreased to $1.3 million in the 2000 quarter from $5.1 million in the 1999 quarter. Included in other expense, net, in the 2000 quarter was interest expense of $1.4 million, compared with interest expense of $1.3 million in the 1999 quarter. In addition, in the 1999 quarter, the Company had nonrecurring merger expenses related to the NCF merger of $3.8 million.

      Income tax expense increased to $2.4 million in the 2000 quarter from $525,000 in the 1999 quarter primarily as a result of higher pre-tax income compared to the year-earlier period. As a percentage of earnings before income taxes, the provision for income taxes was 38.0% and 44.6% for the 2000 and 1999 quarters, respectively. The fluctuation in the effective tax rate is due primarily to the merger with NCF, which was taxed as an S-corporation for income tax purposes prior to the merger with the Company during the first quarter of 1999.

      Net earnings increased to $3.9 million in the 2000 quarter compared to $651,000 in the 1999 quarter. As a percentage of net sales, net earnings increased to 0.7% in the 2000 quarter compared to 0.1% in the 1999 quarter. Net earnings for the 1999 quarter were impacted by nonrecurring merger expenses related to the acquisition of NCF.

Liquidity and Capital Resources

      The Company has historically financed its operations and growth primarily with cash flows from operations, borrowings under its credit facility, operating leases, normal trade credit terms and the sale of the Company's common stock. Despite the Company's large sales volume, working capital needs are minimized because the Company's investment in inventory is financed principally with accounts payable and outstanding checks in excess of deposits.

     Cash provided by operating activities was $10.2 million and $5.1 million for the 2000 and 1999 quarters, respectively. In the 2000 quarter, the primary sources of cash for operating activities were net earnings and increased levels of trade payables and accrued expenses, partially offset by increased levels of trade receivables and inventories. In the 1999 quarter, the primary sources of cash for operating activities were net earnings and increased levels of trade payables and accrued expenses.

     Cash used by investing activities was $12.6 million and $8.7 million for the 2000 and 1999 quarters, respectively. The Company's capital expenditures for the 2000 quarter and the 1999 quarter were $11.0 million and $3.9 million, respectively. The Company anticipates that its total capital expenditures for fiscal 2000 will be approximately $26 million. Cash used by investing activities also included $1.7 million and $4.4 million paid to the former shareholders of Affiliated Paper Companies, Inc. ("APC") and Virginia Foodservice Group, ("VFG"), respectively, related to the achievement of certain performance criteria under the purchase agreements in the 2000 quarter and the 1999 quarter, respectively.

      Cash flows used by financing activities was $1.3 million in the 2000 quarter and cash provided by financing activities was $3.3 million in the 1999 quarter. Financing activities include net repayments in the 2000 quarter of $5.0 million and net borrowings in the 1999 quarter of $14.4 million on the Company's revolving credit facility. In the 2000 quarter, the Company used $6.6 million to repurchase shares of its common stock in the open market. Also, in the 2000 quarter, cash flows from financing activities included an increase in outstanding checks in excess of deposits of $6.8 million and proceeds of $2.7 million from the Industrial Revenue Bonds to finance the construction of a new produce-processing facility. Financing activities in the 1999 quarter included a decrease in outstanding checks in excess of deposits of $2.7 million, repayments of long-term debt of $8.6 million, and $1.0 million distributed to the former shareholders of NCF prior to the merger.

      On March 5, 1999, the Company entered into an $85.0 million revolving credit facility with a group of commercial banks that replaced the Company's existing $30.0 million credit facility. In addition, the Company entered into a $5.0 million working capital line of credit with the lead bank of the group. Collectively, these two facilities are referred to as the "Credit Facility." The Credit Facility expires in March 2002. Approximately $30.0 million was outstanding under the Credit Facility at April 1, 2000. The Credit Facility also supports up to $10.0 million of letters of credit. At April 1, 2000, the Company was contingently liable for $6.3 million of outstanding letters of credit that reduce amounts available under the Credit Facility. At April 1, 2000, the Company had $53.7 million available under the Credit Facility. The Credit Facility bears interest at LIBOR plus a spread over LIBOR, which varies based on the ratio of funded debt to total capital. At April 1, 2000, the Credit Facility bore interest at 6.43%. Additionally, the Credit Facility requires the maintenance of certain financial ratios as defined in the credit agreement.

      On March 19, 1999, $9.0 million of Industrial Revenue Bonds were issued on behalf of a subsidiary of the Company to finance the construction of a produce-processing facility. Approximately $7.3 million of the proceeds from these bonds have been used and are reflected on the Company's consolidated balance sheet as of April 1, 2000. Interest varies as determined by the remarketing agent for the bonds and was approximately 4.10% at April 1, 2000. The bonds are secured by a letter of credit issued by a commercial bank and are due in March 2019.

     During the third quarter of 1999, the Company increased its master operating lease facility from $42.0 million to $47.0 million. This facility is used to construct or purchase four distribution centers. Two of these distribution centers became operational in early 1999, and two are planned to become operational during 2000. Under this facility, the lessor owns the distribution centers, incurs the related debt to construct the facilities and thereafter leases each facility to the Company. The Company has entered into a commitment to lease each facility for a period beginning upon the completion of each facility and ending on September 12, 2002, including extensions. Upon the expiration of each lease, the Company has the option to renegotiate the lease, sell the facility to a third party or purchase the facility at its original cost. If the Company does not exercise its purchase options, the Company has maximum residual value guarantees of 88% of the aggregate property cost. The Company expects the fair value of the properties included in this facility to eliminate or substantially reduce the Company's exposure under the residual value guarantees. Through April 1, 2000, construction expenditures by the lessor were approximately $37.5 million.

      The Company believes that cash flows from operations and borrowings under the Company's credit facilities will be sufficient to finance its operations and anticipated growth for the foreseeable future.

Business Combinations

      On February 26, 1999, the Company completed a merger with NCF in which NCF became a wholly owned subsidiary of the Company. NCF was a privately owned foodservice distributor based in Augusta, Maine and had 1998 net sales of approximately $98 million. The merger was accounted for as a pooling-of-interests and results in the issuance of approximately 850,000 shares of the Company's common stock in exchange for all of the outstanding stock of NCF.
Accordingly, the consolidated financial statements for periods prior to the combination have been restated to include the accounts and results of operations of NCF.

     On August 28, 1999, the Company acquired the common stock of Dixon, an Atlanta-based privately owned processor of fresh-cut produce. Dixon had operations in the Southeastern and Midwestern United States. Its operations have been combined with the operations of Fresh Advantage, Inc. On August 31, 1999, AFI Foodservice Distributors, Inc. ("AFI"), a subsidiary of the Company, acquired certain net assets of State Hotel, a privately owned meat processor based in Newark, New Jersey. State Hotel provides Certified Angus Beef and other meats to many of the leading restaurants and food retailers in New York City and the surrounding region. The financial results of State Hotel have been combined with the operations of AFI. On December 13, 1999, VFG, a subsidiary of the Company, acquired certain net assets of Nesson Meat Sales ("Nesson"), a privately owned meat processor based in Norfolk, Virginia. Nesson supplies Certified Angus Beef and other meats to many leading restaurants and other foodservice operations in the Tidewater Virginia area. The financial results of Nesson have been combined with the operations of VFG. Together, Nesson, Dixon and State Hotel had 1998 sales that will contribute to the Company's ongoing operations of approximately $100 million. The aggregate purchase price for the common stock of Dixon and the net assets of Nesson and State Hotel was $20.4 million. To fund these acquisitions, the Company issued approximately 304,000 shares of its common stock and financed $11.9 million with proceeds from the Credit Facility. The aggregate consideration payable to the former shareholders of Dixon and State Hotel is subject to increase in certain circumstances.

     The acquisitions of Nesson, Dixon and State Hotel have been accounted for using the purchase method; therefore, the acquired assets and liabilities have been recorded at their estimated fair values at the dates of acquisition. The excess of the purchase price over the fair value of tangible net assets acquired was approximately $19.8 million and is being amortized on a straight-line basis over estimated lives ranging from 5 to 40 years.

Recently Issued Accounting Pronouncements

      During 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activity which is effective for periods beginning after June 15, 1999. In May 1999, the FASB issued SFAS No. 137, Deferral of the Effective Date of SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 137 delayed the effective date of SFAS No. 133 by one year. The Company will be required to adopt the provisions of this standard with the fiscal year beginning on December 31, 2000. Management believes the effect of the adoption of this standard will be limited to financial statement presentation and disclosure and will not have a material effect on the Company's financial condition or results of operations.

Forward-Looking Statements

     The Company has made certain forward-looking statements in this quarterly report and in other contexts that are based on estimates and assumptions and involve risks and uncertainties, including, but not limited to, general economic conditions, the reliance on major customers, the Company's anticipated growth and other financial issues. Whether such forward-looking statements, which depend on these uncertainties and future developments, ultimately prove to be accurate cannot be predicted.

Item  3.  Quantitative and Qualitative  Disclosures  About
          Market Risks

      The Company's primary market risks are related to fluctuations in interest rates and changes in commodity prices. The Company's primary interest rate risk is from changing interest rates related to the Company's long-term debt. The Company currently manages this risk through a combination of fixed and floating rates on these obligations. For fixed-rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. For floating-rate debt, interest rate changes generally do not affect the fair market value but impact future earnings and cash flows, assuming other facts remain constant. As of April 1, 2000, the Company's total debt consisted of fixed and floating rate debt of $50.0 million and $40.6 million, respectively. Substantially all of the Company's floating rate debt is based on LIBOR.

      From time to time, the Company uses forward swap contracts for hedging purposes to reduce the effect of changing fuel prices. These contracts are recorded using hedge accounting. Under hedge accounting, the gain or loss on the hedge is deferred and recorded as a component of the underlying expense. As of April 1, 2000, the Company had no outstanding forward swap contracts.


                 PART II - OTHER INFORMATION



Item 4.   Submission of Matters to a Vote of Security Holders.

          No matters were submitted to a vote of security holders during the quarter ended April 1, 2000.

Item 6.   Exhibits and Reports on Form 8-K.

          (a.) Exhibits:

               15 Letter regarding unaudited financial information from KPMG LLP

               27.1 Financial Data Schedule (SEC only)

          (b.) No reports on Form 8-K were filed during the quarter ended April 1, 2000.



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

Date:  May 15, 2000