Form 10-Q
period 2000-07-01
PERFORMANCE FOOD GROUP CO
filed 2000-08-15
CIK 908254

UNITED STATES
          SECURITIES AND EXCHANGE COMMISSION
                WASHINGTON, D.C. 20549

                       FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                          THE
            SECURITIES EXCHANGE ACT OF 1934


      FOR THE QUARTERLY PERIOD ENDED JULY 1, 2000

             Commission File No.:  0-22192

            PERFORMANCE FOOD GROUP COMPANY
  (Exact Name of Registrant as Specified in Its Charter)

Tennessee                            54-0402940
(State or Other Jurisdiction of      (I.R.S. Employer Identification Number)
 Incorporation or Organization)

6800 Paragon Place, Suite 500        23230
Richmond, Virginia                   (Zip Code)
(Address of Principal Executive
 Offices)

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

       X    Yes                           No

As of August 11, 2000, 14,026,619 shares of the
Registrant's Common Stock were outstanding.


        Independent Accountants' Review Report


The Board of Directors and Shareholders
 Performance Food Group Company:


We    have    reviewed   the   accompanying   condensed
consolidated  balance sheet of Performance  Food  Group
Company  and subsidiaries (the Company) as of  July  1,
2000, and the related condensed consolidated statements
of  earnings for the three-month and six-month  periods
ended  July 1, 2000 and July 3, 1999, and the condensed
consolidated statements of cash flows for the six-month
periods  ended  July 1, 2000 and July 3,  1999.   These
condensed consolidated financial statements are the responsibility of the Company's management.

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

Richmond, Virginia
August 7, 2000



PART I - FINANCIAL INFORMATION

Item 1.Financial Statements.

PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(In thousands)
                                                 July 1,       January 1,
                                                  2000            2000
                                               (Unaudited)
Assets

Current assets:
  Cash                                         $   6,028     $    5,606
  Trade accounts and notes receivable, net       133,989        119,126
  Inventories                                    124,063        108,550
  Other current assets                             9,615          9,600
    Total current assets                         273,695        242,882

Property, plant and equipment, net               123,831        113,930
Intangible assets, net                           103,178        103,328
Other assets                                       1,436          1,905
    Total assets                               $ 502,140     $  462,045

Liabilities and Shareholders' Equity

Current liabilities:
  Outstanding checks in excess of deposits     $  15,880     $   14,082
  Current installments of long-term debt             704            703
  Trade accounts payable                         144,245        116,821
  Other current liabilities                       38,023         40,397
    Total current liabilities                    198,852        172,003
Long-term debt, excluding current installments   105,074         92,404
Deferred income taxes                              8,379          8,294
    Total liabilities                            312,305        272,701
Shareholders' equity                             189,835        189,344
    Total liabilities and shareholders' equity $ 502,140     $  462,045


See accompanying notes to unaudited condensed consolidated financial statements.



PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings (Unaudited)
(In thousands, except per share amounts)



                                              Three Months Ended           Six Months Ended
                                              July 1,      July 3,       July 1,        July 3,
                                               2000         1999          2000           1999
Net sales                                      $654,603    $501,960      $1,234,353    $968,338
Cost of goods sold                              567,624     434,105       1,069,965     837,490
  Gross profit                                   86,979      67,855         164,388     130,848
Operating expenses                               74,591      57,779         144,436     114,492
  Operating profit                               12,388      10,076          19,952      16,356
Other income (expense):
  Interest expense                               (1,499)     (1,357)         (2,888)     (2,643)
  Nonrecurring merger expenses                        -           -               -      (3,812)
  Other, net                                        (29)        110              40         104
    Other expense, net                           (1,528)     (1,247)         (2,848)     (6,351)
    Earnings before income taxes                 10,860       8,829          17,104      10,005
Income tax expense                                4,127       3,399           6,500       3,924
    Net earnings                               $  6,733    $  5,430      $   10,604    $  6,081

Basic net earnings per common share            $   0.49    $   0.40      $     0.76    $   0.45
Weighted average common shares outstanding       13,824      13,586          13,931      13,532

Diluted net earnings per common share          $   0.47    $   0.39      $     0.74    $   0.43

Weighted average common shares and dilutive
 potential common shares outstanding             14,385      14,043          14,385      14,010

See accompanying notes to unaudited condensed consolidated financial statements.


PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

                                                                      Six Months Ended
                                                                   July 1,         July 3,
                                                                    2000            1999
Cash flows from operating activities:
  Net earnings                                                     $ 10,604       $  6,081
  Adjustments to reconcile net earnings to net cash
   provided by operating activities:
    Depreciation                                                      6,405          5,199
    Amortization                                                      1,876          1,390
    ESOP contributions applied to principal of ESOP debt                273            266
    (Gain) loss on disposal of property, plant and equipment             (2)            51
    Change in operating assets and liabilities, net                  (5,256)        11,052
      Net cash provided by operating activities                      13,900         24,039

Cash flows from investing activities:
  Purchases of property, plant and equipment                        (16,923)        (9,419)
  Proceeds from sale of property, plant and equipment                   619             86
  Net cash paid for acquisitions                                     (2,299)        (6,068)
  Increase (decrease) in intangibles and other assets                   409           (251)
      Net cash used by investing activities                         (18,194)       (15,652)

Cash flows from financing activities:
  Increase (decrease) in outstanding checks in excess of deposits     1,798        (11,922)
  Net borrowings on notes payable to banks                            9,554          8,238
  Proceeds from issuance of long-term debt                            3,455            851
  Principal payments on long-term debt                                 (338)        (8,781)
  Repurchases of common stock                                       (11,907)             -
  Distributions of pooled company                                         -         (1,025)
  Employee stock option, incentive and employee stock purchase
   plans and related income tax benefits                              2,154          2,070
      Net cash provided by (used for) financing activities            4,716        (10,569)

Net increase (decrease) in cash                                         422         (2,182)
Cash at beginning of period                                           5,606          7,796
Cash at end of period                                              $  6,028       $  5,614

See accompanying notes to unaudited condensed consolidated financial statements.

   PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES

 Notes to Unaudited Condensed Consolidated Financial
                     Statements
            July 1, 2000 and July 3, 1999

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

2.   Business Combinations

     On  February  26,  1999, the Company  completed  a
merger   with   NorthCenter   Foodservice   Corporation
("NCF"),  in which NCF became a wholly owned subsidiary
of  the Company.  NCF was a privately owned foodservice
distributor  based in Augusta, Maine and had  1998  net
sales  of  approximately $98 million.  The  merger  was
accounted for as a pooling-of-interests and resulted in
the  issuance  of approximately 850,000 shares  of  the
Company's  common  stock in exchange  for  all  of  the
outstanding    stock   of   NCF.    Accordingly,    the
consolidated financial statements for periods prior  to
the  combination  have  been  previously  restated   to
include the accounts and results of operations of  NCF.
The  Company  incurred nonrecurring merger expenses  of
$3.8  million in 1999 associated with the  NCF  merger.
These   expenses   included   professional   fees   and
transaction costs, as well as certain contractual payments to NCF employees.

    The results of operations of the Company and NCF, including the related $3.8 million of nonrecurring merger expenses, and the combined amounts presented in the accompanying consolidated financial statements are summarized below:

                                   Three Months      Six Months
                                       Ended           Ended
(In thousands)                     July 3, 1999     July 3, 1999
Net sales:
  The Company                    $       474,361  $      919,244
  NCF                                     27,599          49,094
       Combined                  $       501,960  $      968,338

Net earnings (loss):
  The Company                    $         5,010  $        8,238
  NCF                                        420          (2,157)
       Combined                  $         5,430  $        6,081

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


                                              Three Months    Six Months
                                                 Ended          Ended
(In thousands, except per share amounts)      July 3, 1999   July 3, 1999
Operating profit                               $  10,076     $  16,356
Other income (expense):
 Interest expense                                 (1,357)       (2,643)
 Other, net                                          110            104
   Other expense, net                             (1,247)        (2,539)
 Earnings before income taxes                      8,829         13,817
Income tax expense                                 3,399          5,319
   Net earnings                                $   5,430     $    8,498

Weighted average common shares outstanding        13,586         13,532
Basic net earnings per common share            $    0.40     $     0.63
Weighted average common shares and dilutive
 potential common shares outstanding              14,043         14,010
Diluted net earnings per common share          $    0.39     $     0.61

     On  August  28,  1999,  the Company  acquired  the
common   stock  of  Dixon  Tom-A-Toe  Companies,   Inc.
("Dixon"),  an Atlanta-based privately owned  processor
of  fresh-cut  produce.  Dixon had  operations  in  the
Southeastern   and  Midwestern  United   States.    Its
operations  have been combined with the  operations  of
Fresh Advantage, Inc., a subsidiary of the Company.  On
August  31,  1999, AFI Food Service Distributors,  Inc.
("AFI"), a subsidiary of the Company, acquired  certain
net  assets of State Hotel Supply Company, Inc. ("State
Hotel"),  a  privately owned meat  processor  based  in
Newark,  New  Jersey.  State Hotel  provides  Certified
Angus  Beef  and  other meats to many  of  the  leading
restaurants and food retailers in New York City and the
surrounding  region.  The financial  results  of  State
Hotel  have been combined with the operations  of  AFI.
On  December 13, 1999, Virginia Foodservice Group, Inc.
("VFG"), a subsidiary of the Company, acquired  certain
net assets of Nesson Meat Sales ("Nesson"), a privately
owned   meat  processor  based  in  Norfolk,  Virginia.
Nesson supplies Certified Angus Beef and other meats to
many   leading   restaurants  and   other   foodservice
operations  in  the  Tidewater  Virginia   area.    The
financial results of Nesson have been combined with the
operations  of VFG.  Together, Dixon, State  Hotel  and
Nesson  had  1998  sales that will  contribute  to  the
Company's  ongoing  operations  of  approximately  $100
million.   The aggregate purchase price for the  common
stock  of  Dixon and the net assets of State Hotel  and
Nesson  was $20.4 million.  To fund these acquisitions,
the  Company issued approximately 304,000 shares of its
common  stock and financed $11.9 million with  proceeds
from the Credit Facility (as defined herein).  In 2000,
the  Company issued approximately 45,000 shares of  its
common stock and paid approximately $2.3 million to the
former  shareholders  of  Dixon  and  Affiliated  Paper
Companies,   Inc.  ("APC"),  which  was   acquired   in
1998, as a result of certain contractual obligations in the purchase agreements.

     The acquisitions of Dixon, State Hotel and Nesson have been accounted for using the purchase method;
therefore, the acquired assets and liabilities have been recorded at their estimated fair values at the dates of acquisition. The excess of the purchase price over the fair value of tangible net assets acquired was approximately $19.8 million and is being amortized on a straight-line basis over estimated lives ranging from 5 to 40 years.

     The condensed consolidated statements of earnings and cash flows reflect the results of these acquired companies from the dates of acquisition through July 1, 2000. The unaudited consolidated results of operations on a pro forma basis as though these acquisitions had been consummated as of the beginning of 1999 are as follows:

                                           Three Months      Six Months
                                              Ended             Ended
(In thousands, except per share amounts)   July 3, 1999      July 3, 1999

Net sales                                  $    526,831     $   1,016,335
Gross profit                                     72,918           140,800
Net earnings                                      4,545             4,239
Basic net earnings per common share        $       0.33     $        0.31
Diluted net earnings per common share              0.32              0.30
common share

     The   pro   forma   results  are   presented   for
informational   purposes  and   are   not   necessarily
indicative  of  the operating results that  would  have
occurred   had  the  Dixon,  State  Hotel  and   Nesson
acquisitions been consummated as of the beginning of 1999.

3.   Supplemental Cash Flow Information

    Supplemental disclosures of cash flow information for the 2000 and 1999 periods are as follows:

                                           Six Months Ended
                                        July 1,        July 3,
(In thousands)                           2000           1999
Cash paid during the period for:
  Interest                          $      2,929   $      2,555
  Income taxes                      $      5,032   $        291


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


                                                                      Corporate &
(In thousands)                 Broadline    Customized    Fresh-Cut   Intersegment    Consolidated
Second Quarter 2000

Net external sales             $ 335,231    $ 287,261    $ 32,111     $        -      $  654,603
Intersegment sales                   950            -       6,675         (7,625)              -
Operating profit                   9,304        2,835       1,867         (1,618)         12,388
Total assets                     320,858      114,444      51,243         15,595         502,140
Interest expense (income)          1,800          844         415         (1,560)          1,499
Depreciation and amortization      2,825          505         734             85           4,149
Capital expenditures               2,710          627       2,453            153           5,943

Second Quarter 1999

Net external sales             $ 282,448    $ 204,013    $ 15,499     $        -      $  501,960
Intersegment sales                   800            -       3,410         (4,210)              -
Operating profit                   7,393        2,895       1,250         (1,462)         10,076
Total assets                     285,850       84,937      14,606          9,321         394,714
Interest expense (income)          1,660          597         (29)          (871)          1,357
Depreciation and amortization      2,429          480         359             68           3,336
Capital expenditures               3,145          570       1,759             17           5,491


                                                                      Corporate &
(In thousands)                 Broadline    Customized    Fresh-Cut   Intersegment     Consolidated

Year-To-Date 2000

Net external sales             $ 636,875    $ 533,405    $ 64,073     $       -       $  1,234,353
Intersegment sales                 1,828            -      12,981       (14,809)                 -
Operating profit                  14,527        4,970       3,823        (3,368)            19,952
Total assets                     320,858      114,444      51,243        15,595            502,140
Interest expense (income)          3,501        1,718         728        (3,059)             2,888
Depreciation and amortization      5,563        1,008       1,547           163              8,281
Capital expenditures               8,249          765       6,775         1,134             16,923

Year-to-Date 1999

Net external sales             $ 552,127    $ 384,989    $ 31,222     $       -       $  968,338
Intersegment sales                 1,560            -       6,410        (7,970)               -
Operating profit                  11,944        4,892       2,085        (2,565)          16,356
Total assets                     285,850       84,937      14,606         9,321          394,714
Interest expense (income)          3,232        1,148         (31)       (1,706)           2,643
Depreciation and amortization      4,799          957         718           115            6,589
Capital expenditures               6,095          991       2,088           245            9,419

5.   Subsequent Event

     Subsequent to July 1, 2000, the Company   acquired
the   common  stock  of  Carroll  County  Foods,   Inc.
("Carroll   County"),  a  privately  owned,   broadline
foodservice distributor based in New Windsor, Maryland.
Carroll  County  provides  products  and  services   to
traditional  foodservice  accounts  in  a  region  that
includes Baltimore, Maryland and Washington, DC.   This
acquisition  is  expected  to  add  approximately   $50
million in annualized net sales.


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

      As  a  result  of  the  merger  with  NorthCenter
Foodservice Corporation ("NCF") on February 26, 1999, the consolidated financial statements for the periods prior to the combination have been previously restated to include the accounts and results of operations of NCF.

Results of Operations

The   following  table  sets  forth,  for  the  periods
indicated, the components of the condensed consolidated statements of earnings expressed as a percentage of net sales:


                                 Three Months Ended      Six Months Ended
                                 July 1,     July 3,     July 1,    July 3,
                                  2000        1999       2000        1999

Net sales                         100.0 %     100.0 %    100.0  %    100.0  %
Cost of goods sold                 86.7        86.5       86.7        86.5
  Gross profit                     13.3        13.5       13.3        13.5
Operating expenses                 11.4        11.5       11.7        11.8
  Operating profit                  1.9         2.0        1.6         1.7
Other expense,net                   0.2         0.2        0.2         0.7
  Earnings before income taxes      1.7         1.8        1.4         1.0
Income tax expense                  0.7         0.7        0.5         0.4
  Net earnings                      1.0 %       1.1 %      0.9  %      0.6  %

Comparison  of Periods Ended July 1, 2000 and  July  3, 1999

      Net  sales increased 30.4% to $654.6 million  for
the   three  months  ended  July  1,  2000  (the  "2000
quarter")  from  $502.0 million for  the  three  months
ended  July  3, 1999 (the "1999 quarter").   Net  sales
increased  27.4% to $1.23 billion for  the  six  months
ended  July  1,  2000 (the "2000 period")  from  $968.3
million  for  the six months ended July  3,  1999  (the
"1999  period").   Net sales in the Company's  existing
operations  increased 26.0% over the 1999  quarter  and
23.0%   over   the  1999  period,  while   acquisitions
contributed  the remaining 4.4% of the Company's  total
sales  growth  for  both the 2000 quarter  and  period,
respectively.   Inflation amounted to approximately  2%
and 1% for the 2000 quarter and period, respectively.

      Gross profit increased 28.2% to $87.0 million  in
the  2000  quarter  from  $67.9  million  in  the  1999
quarter.   Gross  profit  increased  25.6%  to   $164.4
million in the 2000 period from $130.8 million  in  the
1999 period.  Gross profit margin decreased to 13.3% in
the  2000 quarter and period compared to 13.5%  in  the
1999  quarter and period.  The decrease in gross profit
margin  was  due  primarily to  the  rapid   growth  of
certain  of  the  Company's   customized   distribution
customers  which   generally  are  higher volume, lower
gross margin accounts.

       Operating  expenses  increased  29.1%  to  $74.6
million in the 2000 quarter compared with $57.8 million
in  the  1999  quarter.  Operating  expenses  increased
26.2%  to $144.4 million in the 2000 period from $114.5
million  in the 1999 period.   As a  percentage of  net
sales, operating expenses decreased to 11.4% in the 2000 quarter from 11.5% in the 1999 quarter, and to 11.7% in the 2000 period from 11.8% in the 1999 period.
Improvements in the Company's operating efficiency were partially offset by consolidation costs at one of the Company's fresh-cut facilities, as well as additional costs incurred in the 2000 quarter related to the startup of new customers in the Company's broadline and customized segments.

      Operating profit increased 22.9% to $12.4 million
in  the  2000  quarter from $10.1 million in  the  1999
quarter.   Operating profit increased  22.0%  to  $20.0
million  in the 2000 period from $16.4 million  in  the
1999  period.  Operating profit margin declined to 1.9%
in  the 2000 quarter from 2.0% in the 1999 quarter, and
to  1.6%  in  the  2000 period from 1.7%  in  the  1999
period.

      Other expense, net, increased to $1.5 million  in
the 2000 quarter from $1.2 million in the 1999 quarter.
Included in other expense, net, was interest expense of
$1.5   million  in  the  2000  quarter,  compared  with
interest  expense of $1.4 million in the 1999  quarter.
Other expense, net, decreased to $2.8 million in the 2000 period from $6.4 million in the 1999 period. Other expense, net, included interest expense of $2.9 million in the 2000 period and $2.6 million in the 1999 period.
The 1999 period also contained nonrecurring merger expenses related to the NCF merger of $3.8 million.

      Income  tax expense increased to $4.1 million  in
the 2000 quarter from $3.4 million in the 1999 quarter,
and to $6.5 million in the 2000 period compared to $3.9
million  in  the  1999 period.    As  a  percentage  of
earnings before income taxes, the provision for  income
taxes  was  38.0%  and  38.5% for  the  2000  and  1999
quarters,   respectively.   The  effective   tax   rate
decreased to 38.0% in the 2000 period from 39.2% in the 1999 period. The fluctuation in the effective tax rate for the period was due primarily to the merger with NCF, which was taxed as an S-corporation for income tax purposes prior to the merger with the Company during the first quarter of 1999.

     Net earnings increased to $6.7 million in the 2000 quarter compared to $5.4 million in the 1999 quarter.
Net earnings also increased to $10.6 million in the 2000 period from $6.1 million in the 1999 period. As a percentage of net sales, net earnings decreased to 1.0% in the 2000 quarter from 1.1% in the 1999 quarter.
For the 2000 period, net earnings as a percentage of sales increased to 0.9% from 0.6% in the 1999 period.

Liquidity and Capital Resources

       The   Company  has  historically  financed   its
operations  and growth primarily with cash  flows  from
operations,  borrowings  under its  credit  facilities,
operating  leases, normal trade credit  terms  and  the
sale  of  the  Company's  common  stock.   Despite  the
Company's large sales volume, working capital needs are minimized because the Company's investment in inventory is financed principally with accounts payable and outstanding checks in excess of deposits.

      Cash  provided by operating activities was  $13.9
million  and  $24.0  million  for  the  2000  and  1999
periods, respectively.  In the 2000 period, the primary
sources  of  cash  for  operating activities  were  net
earnings   and  increased  levels  of  trade  payables,
partially   offset  by  increased   levels   of   trade
receivables  and inventories.  In the 1999 period,  the
primary   sources  of  cash  for  operating  activities
included net earnings and decreased levels of trade receivables and increased levels of trade payables and accrued expenses.

     Cash   used  by  investing  activities  was  $18.2
million  and  $15.7  million  for  the  2000  and  1999
periods,    respectively.    The   Company's    capital
expenditures for the 2000 period and the 1999 period were $16.9 million and $9.4 million, respectively. The
Company anticipates that its total capital expenditures for fiscal 2000 will be approximately $25 million.
Cash used by investing activities in the 2000 period included $2.3 million paid to the former shareholders of Affiliated Paper Companies, Inc. ("APC") and Dixon as a result of certain contractual obligations under the purchase agreements. In the 1999 period, cash used by investing activities included $6.1 million paid to the former shareholders of APC, Virginia Foodservice
Group,  Inc.  ("VFG") and AFI Foodservice Distributors,
Inc. ("AFI"), related to the achievement of certain performance criteria under the purchase agreements.

      Cash  flows provided by financing activities  was
$4.7  million  in  the 2000 period  and  cash  used  by
financing  activities was $10.6  million  in  the  1999
period.   Financing activities included net  borrowings
of  $9.6 million and  $8.2 million in the 2000 and 1999
periods,   respectively,  on  the  Company's  revolving
credit facility.  In the 2000 period, the Company  used
$11.9  million to repurchase shares of its common stock
in  the  open market.  In the 2000 period,  cash  flows
from  financing  activities  included  an  increase  in
outstanding  checks  in  excess  of  deposits  of  $1.8
million  and  proceeds of $3.5 million from  Industrial
Revenue  Bonds  to finance the construction  of  a  new
produce-processing facility.  Financing  activities  in
the  1999  period  included a decrease  in  outstanding
checks   in  excess  of  deposits  of  $11.9   million,
repayments of long-term debt of $8.8 million, and  $1.0
million distributed to the former shareholders  of  NCF
prior  to  the  merger.  Finally,  the  2000  and  1999
periods  included  proceeds of $2.2  million  and  $2.1
million, respectively, from the exercise of stock options.

      On  March  5, 1999, the Company entered  into  an
$85.0 million revolving credit facility with a group of
commercial  banks that replaced the Company's  existing
$30.0  million  credit  facility.   In  addition,   the
Company  entered  into a $5.0 million  working  capital
line  of  credit  with  the lead  bank  of  the  group.
Collectively, these two facilities are referred  to  as
the "Credit Facility."  The Credit Facility expires  in
March   2002.    Approximately   $44.5   million    was
outstanding under the Credit Facility at July 1,  2000.
The  Credit Facility also supports up to $10.0  million
of letters of credit.  At July 1, 2000, the Company was
contingently  liable  for $6.3 million  of  outstanding
letters  of credit that reduce amounts available  under
the  Credit Facility.  At July 1, 2000, the Company had
$39.2 million available under the Credit Facility.  The
Credit  Facility bears interest at LIBOR plus a  spread
over  LIBOR, which varies based on the ratio of  funded
debt  to  total capital.  At July 1, 2000,  the  Credit
Facility  bore  interest at 7.12%.   Additionally,  the
Credit Facility requires the maintenance of certain financial ratios as defined in the credit agreement.

      On  March  19,  1999, $9.0 million of  Industrial
Revenue Bonds were issued on behalf of a subsidiary  of
the  Company to finance the construction of a  produce-
processing facility.  Approximately $8.1 million of the
proceeds  from  these  bonds have  been  used  and  are
reflected  on the Company's consolidated balance  sheet
as  of July 1, 2000.  Interest varies as determined  by
the   remarketing   agent  for  the   bonds   and   was
approximately  4.95% at July 1, 2000.   The  bonds  are
secured by a letter of credit issued by a commercial bank and are due in March 2019.

      During  the  third quarter of 1999,  the  Company
increased  its  master operating  lease  facility  from
$42.0 million to $47.0 million.  This facility is  used
to  construct  or  purchase four distribution  centers.
Two of these distribution centers became operational in
early 1999, one became operational in the 2000 quarter,
and  the  remaining  property is  scheduled  to  become
operational in the first quarter of 2001.   Under  this
facility,  the  lessor  owns the distribution  centers,
incurs the related debt to construct the facilities and
thereafter  leases each facility to the  Company.   The
Company  has  entered into a commitment to  lease  each
facility for a period beginning upon the completion  of
each   facility  and  ending  on  September  12,  2002,
including  extensions.   Upon the  expiration  of  each
lease,  the  Company has the option to renegotiate  the
lease,  sell the facility to a third party or  purchase
the facility at its original cost.  If the Company does
not  exercise  its purchase options,  the  Company  has
maximum  residual  value  guarantees  of  88%  of   the
aggregate property cost.  The Company expects the  fair
value  of  the properties included in this facility  to
eliminate   or   substantially  reduce  the   Company's
exposure under the residual value guarantees.   Through
July 1, 2000, construction expenditures by the lessor were approximately $39.8 million.

     On  June  9, 2000, the Company completed  a  $60.0
million  master operating lease agreement to  construct
or  purchase various offices and distribution  centers.
Under  this  facility, the lessor  owns  the  property,
incurs the related debt to construct the facilities and
thereafter  leases each facility to the  Company.   The
Company  has  entered into a commitment to  lease  each
facility for a period beginning upon the completion  of
each  facility  and ending on June 9, 2005.   Upon  the
expiration of each lease, the Company has the option to renegotiate the lease, sell the facility to a third party or purchase the facility at its original cost.
If the Company does not exercise its purchase options, the Company has maximum residual value guarantees of 85% of the aggregate properties included in this facility to eliminate or substantially reduce the Company's exposure under the residual value guarantees.
Through July 1, 2000, construction expenditures by the lessor were approximately $1.1 million.

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

     On  August  28,  1999,  the Company  acquired  the
common stock of Dixon, an Atlanta-based privately owned
processor  of fresh-cut produce.  Dixon had  operations
in  the Southeastern and Midwestern United States.  Its
operations  have been combined with the  operations  of
Fresh  Advantage,  Inc., a  subsidiary  of the Company.
On August  31,  1999, AFI, a subsidiary of the Company,
acquired  certain  net  assets of  State  Hotel  Supply
Company, Inc. ("State Hotel"), a privately  owned  meat
processor based  in  Newark,  New Jersey.  State  Hotel
provides Certified Angus Beef  and other meats to  many
of the leading restaurants  and food  retailers in  New
York City  and the  surrounding  region. The  financial
results  of  State  Hotel  have been  combined with the
operations  of  AFI.   On  December  13,  1999,  VFG, a
subsidiary  of  the  Company,  acquired   certain   net
assets  of  Nesson Meat Sales ("Nesson"),  a  privately
owned   meat  processor  based  in  Norfolk,  Virginia.
Nesson supplies Certified Angus Beef and other meats to
many   leading   restaurants  and   other   foodservice
operations  in  the  Tidewater  Virginia   area.    The
financial results of Nesson have been combined with the
operations of VFG.  Together,  Dixon,  State  Hotel and
Nesson had  1998 sales  that  will  contribute  to  the
Company's ongoing   operations  of  approximately  $100
million.  The aggregate purchase  price for the  common
stock  of Dixon and the net assets of  State  Hotel and
Nesson  was $20.4 million.  To fund these acquisitions,
the Company issued approximately 304,000 shares  of its
common stock and  financed  $11.9 million with proceeds
from the Credit Facility. In  2000, the Company  issued
approximately  45,000 shares of its  common  stock  and
paid   approximately  $2.3  million   to   the   former
shareholders of Dixon and APC, which was acquired in 1998, as a result of certain contractual obligations in the purchase agreements.

     The acquisitions of Dixon, State Hotel and Nesson have been accounted for using the purchase method;
therefore, the acquired assets and liabilities have been recorded at their estimated fair values at the dates of acquisition. The excess of the purchase price over the fair value of tangible net assets acquired was approximately $19.8 million and is being amortized on a straight-line basis over estimated lives ranging from 5 to 40 years.

Subsequent Events

     Subsequent to July 1, 2000, the Company   acquired
the   common  stock  of  Carroll  County  Foods,   Inc.
("Carroll   County"),  a  privately  owned,   broadline
foodservice distributor based in New Windsor, Maryland.
Carroll  County  provides  products  and  services   to
traditional  foodservice  accounts  in  a  region  that
includes Baltimore, Maryland and Washington, DC.   This
acquisition  is  expected  to  add  approximately   $50
million in annualized net sales.

Recently Issued Accounting Pronouncements

      During  1998, the Financial Accounting  Standards
Board ("FASB") issued Statement of Financial Accounting
Standards  ("SFAS") No. 133, Accounting for  Derivative
Instruments  and Hedging Activity, which was  effective
for  periods  beginning after June 15,  1999.   In  May
1999,  the  FASB issued SFAS No. 137, Deferral  of  the
Effective  Date of SFAS 133, Accounting for  Derivative
Instruments  and  Hedging  Activities.   SFAS  No.  137
delayed the effective date of SFAS No. 133 by one year.
In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging
Activities,  an  Amendment of FASB Statement  No.  133.
The Company will be required to adopt the provisions of these standards with the fiscal year beginning on December 31, 2000. Management believes the effect of the adoption of this standard will be limited to financial statement presentation and disclosure and will not have a material effect on the Company's financial condition or results of operations.

Forward-Looking Statements

      The Company has made certain forward-looking statements in this quarterly report and in other contexts that are based on estimates and assumptions and involve risks and uncertainties, including, but not limited to, general economic conditions, the reliance on major customers, the relatively low margins and economic sensitivity of the foodservice business, the Company's ability to identify and successfully complete acquisitions of other foodservice distributors, and management of anticipated growth and other financial issues. Whether such forward-looking statements, which depend on these uncertainties and future developments, ultimately prove to be accurate cannot be predicted.

Item  3.    Quantitative  and  Qualitative  Disclosures
            About Market Risks

      The Company's primary market risks are related to
fluctuations in interest rates and changes in commodity
prices.   The Company's primary interest rate  risk  is
from  changing interest rates related to the  Company's
long-term  debt.   The Company currently  manages  this
risk  through a combination of fixed and floating rates
on  these  obligations.  For fixed-rate debt,  interest
rate  changes affect the fair market value of the  debt
but do not impact earnings or cash flows.  For floating-
rate  debt,  interest  rate changes  generally  do  not
affect  the  fair market value of the debt  but  impact
future  earnings and cash flows, assuming  other  facts
remain  constant.   As of July 1, 2000,  the  Company's
total debt consisted of fixed and floating rate debt of
$50.0   million   and   $55.8  million,   respectively.
Substantially all of the Company's floating rate debt is based on LIBOR.

      From time to time, the Company uses forward swap contracts for hedging purposes to reduce the effect of changing fuel prices. These contracts are recorded using hedge accounting. Under hedge accounting, the gain or loss on the hedge is deferred and recorded as a component of the underlying expense. As of July 1, 2000, the Company had no outstanding forward swap contracts.

              PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security
          Holders.

          (a.) The Annual Meeting of Shareholders was held on
               May 3, 2000.

          (b.) The following Director nominees were elected by the shareholders of record as of March 14, 2000:

               Class I               Votes in   Votes
               (term expires 2003):   Favor     Against  Abstentions

               Charles E. Adair     10,026,295  420,025           -
               Timothy M. Graven    10,033,606  412,714           -
               H. Allen Ryan        10,026,056  420,264           -


Item 6.   Exhibits and Reports on Form 8-K.

          (a.) Exhibits:

               10.32  Participation Agreement dated as of June 9,
                      2000 for the $60 million master operating lease agreement

               10.33 Lease Agreement dated as of June 9, 2000 for the $60 million master operating lease agreement

               15 Letter regarding unaudited financial information from KPMG LLP

               27.1   Financial data schedule (SEC only)

          (b.) No reports on Form 8-K were filed during the quarter ended July 1, 2000.

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

Date:  August 14, 2000