Form 10-Q
period 2000-09-30
PERFORMANCE FOOD GROUP CO
filed 2000-11-14
CIK 908254

UNITED STATES
          SECURITIES AND EXCHANGE COMMISSION
                WASHINGTON, D.C. 20549

                       FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                          THE
            SECURITIES EXCHANGE ACT OF 1934


   FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

             Commission File No.:  0-22192


            PERFORMANCE FOOD GROUP COMPANY
(Exact Name of Registrant as Specified in Its Charter)


Tennessee                               54-0402940
(State or Other Jurisdiction of         (I.R.S. Employer
 Incorporation or Organization))         Identification Number)


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


               X    Yes                           No



As of November 10, 2000, 14,107,728 shares of the Registrant's Common Stock were outstanding.




        Independent Accountants' Review Report


The Board of Directors and Shareholders
Performance Food Group Company:

We    have    reviewed   the   accompanying   condensed
consolidated  balance sheet of Performance  Food  Group
Company  and subsidiaries (the Company) as of September
30, 2000, the related condensed consolidated statements
of  earnings for the three-month and nine-month periods
ended  September 30, 2000 and October 2, 1999, and  the
related condensed consolidated statements of cash flows
for the nine-month periods ended September 30, 2000 and
October   2,   1999.    These  condensed   consolidated
financial statements are the responsibility of the Company's management.

We  conducted our reviews in accordance with  standards
established  by  the  American Institute  of  Certified
Public  Accountants.   A review  of  interim  financial
information consists principally of applying analytical
procedures  to financial data and making  inquiries  of
persons   responsible  for  financial  and   accounting
matters.   It  is substantially less in scope  than  an
audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.
Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing
standards  generally accepted in the United  States  of
America,  the consolidated balance sheet of Performance
Food  Group  Company and subsidiaries as of January  1,
2000,  and  the  related  consolidated  statements   of
earnings, shareholders' equity and cash flows  for  the
year  then  ended (not presented herein);  and  in  our
report   dated  February  7,  2000,  we  expressed   an
unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 1, 2000 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                        /s/KPMG LLP


Richmond, Virginia
October 30, 2000



PART I - FINANCIAL INFORMATION

Item 1.Financial Statements.

PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(In thousands)
                                                 September 30,   January 1,
                                                     2000          2000
                                                  (Unaudited)
Assets

Current assets:
  Cash                                           $    9,607     $    5,606
  Trade accounts and notes receivable, net          150,687        119,126
  Inventories                                       120,751        108,550
  Other current assets                                9,595          9,600
    Total current assets                            290,640        242,882

Property, plant and equipment, net                  125,915        113,930
Intangible assets, net                              111,235        103,328
Other assets                                          1,436          1,905
    Total assets                                 $  529,226     $  462,045

Liabilities and Shareholders' Equity

Current liabilities:
  Outstanding checks in excess of deposits       $   27,009     $   14,082
  Current installments of long-term debt                701            703
  Trade accounts payable                            131,477        116,821
  Other current liabilities                          44,190         40,397
    Total current liabilities                       203,377        172,003

Long-term debt, excluding current installments      110,430         92,404
Deferred income taxes                                 8,391          8,294
    Total liabilities                               322,198        272,701

Shareholders' equity                                207,028        189,344
    Total liabilities and shareholders' equity   $  529,226     $  462,045


See accompanying notes to unaudited condensed consolidated financial statements.


PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings (Unaudited)
(In thousands, except per share amounts)

                                                Three Months Ended                  Nine Months Ended
                                            September 30,   October 2,         September 30,    October 2,
                                                2000           1999                 2000          1999
Net sales                                   $  693,127      $  534,583         $ 1,927,480      $ 1,502,921
Cost of goods sold                             599,904         460,208           1,669,869        1,297,698
  Gross profit                                  93,223          74,375             257,611          205,223
Operating expenses                              78,084          62,266             222,520          176,758
  Operating profit                              15,139          12,109              35,091           28,465
Other income (expense):
  Interest expense                              (1,716)         (1,299)             (4,604)          (3,942)
  Nonrecurring merger expenses                       -               -                   -           (3,812)
  Other, net                                        10             862                  50              966
    Other expense, net                          (1,706)           (437)             (4,554)          (6,788)
    Earnings before income taxes                13,433          11,672              30,537           21,677
Income tax expense                               5,104           4,436              11,604            8,360
    Net earnings                            $    8,329      $    7,236         $    18,933      $    13,317

Basic net earnings per common share         $     0.60      $     0.52         $      1.36      $      0.97

Weighted average common shares outstanding      13,983          13,911              13,948           13,659

Diluted net earnings per common share       $     0.57      $     0.50         $      1.31      $      0.94

Weighted average common shares and dilutive
  potential common shares outstanding           14,697          14,368              14,487           14,125

See accompanying notes to unaudited condensed consolidated financial statements.


PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

                                                                          Nine Months Ended
                                                                     September 30,    October 2,
                                                                         2000            1999
Cash flows from operating activities:
  Net earnings                                                       $ 18,933         $  13,317
  Adjustments to reconcile net earnings to net cash
   provided by operating activities:
    Depreciation                                                       10,105             8,033
    Amortization                                                        2,848             2,220
    ESOP contributions applied to principal of ESOP debt                  412               400
    Gain on sale of investment                                              -              (768)
    Loss on disposal of property, plant and equipment                      36                56
    Change in operating assets and liabilities, net                   (21,541)            6,232
      Net cash provided by operating activities                        10,793            29,490

Cash flows from investing activities:
  Purchases of property, plant and equipment                          (22,059)          (14,357)
  Proceeds from sale of investment                                          -             1,563
  Proceeds from sale of property, plant and equipment                     634                97
  Net cash paid for acquisitions                                       (8,800)          (15,818)
  Decrease (increase) in intangibles and other assets                     425              (251)
      Net cash used by investing activities                           (29,800)          (28,766)

Cash flows from financing activities:
  Increase (decrease) in outstanding checks in excess of deposits      12,683           (17,750)
  Net borrowings on notes payable to banks                             15,032            18,890
  Proceeds from issuance of long-term debt                              3,454             2,394
  Principal payments on long-term debt                                   (634)           (8,946)
  Repurchases of common stock                                         (11,907)                -
  Distributions of pooled company                                           -            (1,025)
  Employee stock option, incentive and employee stock purchase
   plans and related income tax benefits                                4,380             4,985
      Net cash provided by (used for) financing activities             23,008            (1,452)

Net increase (decrease) in cash                                         4,001              (728)
Cash at beginning of period                                             5,606             7,796
Cash at end of period                                                $  9,607         $   7,068

See accompanying notes to unaudited condensed consolidated financial statements.


    PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES

  Notes to Unaudited Condensed Consolidated Financial
                      Statements
        September 30, 2000 and October 2, 1999

1.    Basis of Presentation

      The accompanying condensed consolidated financial
statements  of  Performance  Food  Group  Company   and
subsidiaries  (the "Company") are unaudited,  with  the
exception of the January 1, 2000 condensed consolidated
balance  sheet,  which  was derived  from  the  audited
consolidated  balance  sheet in  the  Company's  latest
Annual  Report  on Form 10-K.  The unaudited  condensed
consolidated financial statements have been prepared in
accordance   with   accounting   principles   generally
accepted in the United States of America for interim financial reporting, and in accordance with Rule 10-01 of Regulation S-X.

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

2.   Business Combinations

     On  February  26,  1999, the Company  completed  a
merger   with   NorthCenter   Foodservice   Corporation
("NCF"),  in which NCF became a wholly-owned subsidiary
of  the Company.  NCF was a privately-owned foodservice
distributor based in Augusta, Maine, and had  1998  net
sales  of  approximately $98 million.  The  merger  was
accounted for as a pooling-of-interests and resulted in
the  issuance  of approximately 850,000 shares  of  the
Company's  common  stock in exchange  for  all  of  the
outstanding    stock   of   NCF.    Accordingly,    the
consolidated financial statements for periods prior  to
the  combination  had  been  restated  to  include  the
accounts and results of operations of NCF.  The Company
incurred  nonrecurring merger expenses of $3.8  million
in 1999 associated with the NCF merger.  These expenses
included certain contractual payments to NCF employees,
as well as professional fees and transaction costs.
     The  results of operations of the Company and NCF,
including  the  related  $3.8 million  of  nonrecurring
merger expenses, and the combined amounts presented  in
the   accompanying  condensed  consolidated   financial
statements are summarized below:

                                     Three Months     Nine Months
(In thousands)                          Ended            Ended
                                      October 2,      October 2,
                                        1999            1999
Net sales:
  The Company                   $        499,519 $     1,418,762
  NCF                                     35,064          84,159
       Combined                 $        534,583 $     1,502,921

Net earnings (loss):
  The Company                   $          6,164 $        14,402
  NCF                                      1,072         (1,085)
       Combined                 $          7,236 $        13,317

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

                                                  Nine Months
(In thousands, except                                Ended
 per share amounts)                                October 2,
                                                      1999
Operating profit                                $    28,465
Other income (expense):
 Interest expense                                    (3,942)
 Other, net                                             966
  Other expense, net                                 (2,976)
  Earnings  before  income taxes                     25,489
Income tax expense                                    9,737
  Net earnings                                  $    15,752

Weighted average common shares outstanding           13,659
Basic net earnings per common share             $      1.15
Weighted average common shares and dilutive
 potential common shares outstanding                 14,125
Diluted net earnings per common share           $      1.11

     On  August  28,  1999,  the Company  acquired  the
common   stock  of  Dixon  Tom-A-Toe  Companies,   Inc.
("Dixon"),  an Atlanta-based privately-owned  processor
of  fresh-cut  produce.  Dixon has  operations  in  the
Southeastern   and  Midwestern  United   States.    Its
operations  have been combined with the  operations  of
Fresh Advantage, Inc., a subsidiary of the Company.  On
August  31,  1999, AFI Food Service Distributors,  Inc.
("AFI"), a subsidiary of the Company, acquired  certain
net  assets of State Hotel Supply Company, Inc. ("State
Hotel"),  a  privately-owned meat  processor  based  in
Newark,  New  Jersey.  State Hotel  provides  Certified
Angus  Beef  and  other meats to restaurants  and  food
retailers in New York City and the surrounding  region.
The financial results of State Hotel have been combined
with  the  operations of AFI.  On  December  13,  1999,
Virginia  Foodservice Group, Inc. ("VFG"), a subsidiary
of  the  Company, acquired certain net assets of Nesson
Meat Sales ("Nesson"), a privately-owned meat processor
based  in Norfolk, Virginia.  Nesson supplies Certified
Angus  Beef  and other meats to restaurants  and  other
foodservice operations in the Tidewater Virginia  area.
The financial results of Nesson have been combined with
the  operations of VFG.  Together, Dixon,  State  Hotel
and  Nesson  had  1998 sales that  contributed  to  the
Company's  ongoing  operations  of  approximately  $100
million on an annualized basis.

     On August 4, 2000, the Company acquired the common
stock   of  Carroll  County  Foods,  Inc.  ("CCF"),   a
privately-owned broadline foodservice distributor based
in  New  Windsor, Maryland.  CCF provides products  and
services  to  traditional  foodservice  accounts  in  a
region   that   includes   Baltimore,   Maryland    and
Washington,  DC.   CCF had 1999 sales of  approximately
$45 million.

     In  the  1999 period, the Company paid a total  of
approximately  $15.8  million and  issued  a  total  of
approximately  304,000 shares of its common  stock  for
the  acquisitions of Dixon and State Hotel and  to  the
former   shareholders   of  AFFLINK,   Inc.   (formerly
Affliated  Paper  Companies, Inc. "AFFLINK"),  AFI  and
VFG, which were acquired prior to 1999, as a result  of
certain   contractual  obligations  in  those  purchase
agreements.   In  the 2000 period, the Company  paid  a
total of approximately $8.8 million and issued a total of approximately 235,000 shares of its common stock for the acquisition of CCF and to the former shareholders of AFFLINK and Dixon as a result of certain contractual obligations in those purchase agreements.

     The acquisitions of Dixon, State Hotel, Nesson and
CCF  have been accounted for using the purchase method;
therefore, the acquired assets and liabilities have been recorded at their estimated fair values at the dates of acquisition. The excess of the purchase price over the fair value of tangible net assets acquired was approximately $28.8 million and is being amortized on a straight-line basis over estimated lives ranging from 5 to 40 years.


     The  condensed consolidated statements of earnings
and  cash  flows reflect the results of these  acquired
companies   from  the  dates  of  acquisition   through
September 30, 2000. The unaudited consolidated results of operations on a pro forma basis as though these acquisitions had been consummated as of the beginning of 1999 are as follows:

                            Three Months                Nine Months
                                Ended                     Ended
(In thousands, except  September 30,  October 2,  September 30,   October 2,
 per share amounts)         2000        1999          2000           1999

Net sales               $  695,749    $ 559,482    $ 1,956,012   $ 1,595,614
Gross profit                93,825       79,406        262,472       223,283
Net earnings                 7,803        6,819         18,918        11,171
Basic net earnings
 per common share       $     0.56    $    0.48    $      1.34   $      0.79
Diluted net earnings
 per common share             0.53         0.46           1.29          0.76

     The   pro   forma   results  are   presented   for
information purposes only and are not necessarily indicative of the operating results that would have occurred had the Dixon, State Hotel, Nesson and CCF acquisitions been consummated as of the beginning of 1999.

3.   Supplemental Cash Flow Information

     Supplemental disclosures of cash flow information for the 2000 and 1999 periods are as follows:

                                        Nine Months Ended
                                     September 30,   October 2,
(In thousands)                             2000       1999
Cash paid during the period for:
 Interest                          $      3,799   $      3,116
 Income taxes                      $      7,906   $      3,976

4.   Industry Segment Information

     The   Company   has  three  reportable   segments:
broadline   foodservice   distribution   ("Broadline");
customized foodservice distribution ("Customized"); and
fresh-cut  produce processing ("Fresh-Cut").  Broadline
distributes  approximately  25,000  food  and  non-food
products  to  a  combination  of  approximately  27,000
street  and  chain  customers.  Broadline  consists  of
twelve  operating  locations that independently  design
their own product mix, distribution routes and delivery
schedules  to  accommodate the varying needs  of  their
customers.   Customized focuses on serving  certain  of
the   Company's   casual-dining  chain  customers   who
generally  prefer a centralized point of  contact  that
facilitates    item   and   menu   changes,    tailored
distribution  routing and customer service  resolution.
The  Company  believes  these  customers  can  be  more
efficiently served by warehousing a limited  number  of
stock keeping units, or SKU's, and making larger,  more
consistent deliveries.  The Customized segment has five
distribution facilities that currently serve  customers
in  49 states and several foreign countries.  Fresh-Cut
processes  and  distributes a variety of fresh  produce
primarily for quick-service restaurants mainly  in  the
Southeastern  and Southwestern United States.   Certain
1999  amounts have been reclassified to conform to  the
2000    presentation   consistent   with   management's
reporting structure.



                                                                      Corporate &
(In thousands)               Broadline     Customized    Fresh-Cut    Intersegment    Consolidated
Third Quarter 2000

Net external sales           $   369,887   $   292,650   $    30,590  $          -    $   693,127
Intersegment sales                 1,061             -         6,041        (7,102)             -
Operating profit                  10,677         3,109         2,758        (1,405)        15,139
Total assets                     340,563       116,389        56,530        15,744        529,226
Interest expense (income)          2,200           874           420        (1,778)         1,716
Depreciation & amortization        2,973           508         1,103            88          4,672
Capital expenditures               2,791           480         1,783            82          5,136

Third Quarter 1999

Net external sales           $   297,732   $   213,776   $    23,075  $          -    $   534,583
Intersegment sales                 1,026             -         3,688        (4,714)             -
Operating profit                   9,503         2,738         1,171        (1,303)        12,109
Total assets                     304,523        90,847        46,925         5,365        447,660
Interest expense (income)          1,759           598            66        (1,124)         1,299
Depreciation & amortization        2,461           490           639            74          3,664
Capital expenditures               2,321           493         1,940           184          4,938


                                                                      Corporate &
(In thousands)               Broadline     Customized    Fresh-Cut    Intersegment    Consolidated
Year-To-Date 2000

Net external sales           $ 1,006,762   $   826,055   $    94,663  $          -    $ 1,927,480
Intersegment sales                 2,889             -        19,022       (21,911)             -
Operating profit                  25,204         8,079         6,581        (4,773)        35,091
Total assets                     340,563       116,389        56,530        15,744        529,226
Interest expense (income)          5,701         2,592         1,148        (4,837)         4,604
Depreciation & amortization        8,536         1,516         2,650           251         12,953
Capital expenditures              11,040         1,245         8,558         1,216         22,059

Year-To-Date 1999

Net external sales           $   849,859   $   598,765   $    54,297  $          -    $ 1,502,921
Intersegment sales                 2,586             -        10,098       (12,684)             -
Operating profit                  21,447         7,630         3,256        (3,868)        28,465
Total assets                     304,523        90,847        46,925         5,365        447,660
Interest expense (income)          4,991         1,746            35        (2,830)         3,942
Depreciation & amortization        7,260         1,447         1,357           189         10,253
Capital expenditures               8,416         1,484         4,028           429         14,357

5.     Contingencies

     In  April  1999,  Maxwell Chase Technologies,  LLC
("Maxwell")  filed  suit against  the  Company's  Fresh
Advantage subsidiary.  The lawsuit alleges, among other
things,  patent infringement and theft of trade secrets
in  the development and use of packaging materials used
in the Company's fresh-cut produce operations.  Maxwell
seeks  to  recover compensatory and other  damages,  as
well  as  lost  profits.   The  Company  is  vigorously
defending itself against this action and has filed a counterclaim against Maxwell. The Company believes that Maxwell's allegations are without merit and that it is unlikely the outcome will have a material adverse effect on the Company. However, there can be no assurance that this matter, if decided unfavorably for the Company, will not have a material adverse effect on the Company's results of operations.

     In addition to the matter described above, the Company is also involved in other legal proceedings and litigation arising in the ordinary course of business.
In the opinion of management, the outcome of the other proceedings and litigation currently pending will not have a material adverse effect on the Company's results of operations.

6.   Subsequent Event

     On   October  30,  2000,  the  Company  signed   a
definitive  agreement to acquire the common  stock  and
membership  interests  of  Redi-Cut  Foods,  Inc.   and
affiliated   entities  (collectively   "Redi-Cut"),   a
privately-owned   fresh-cut  produce   processor   with
facilities  in  Chicago,  Illinois  and  Kansas   City,
Missouri.   Redi-Cut, which provides fresh-cut  produce
to national quick-service restaurants and other sectors
of  the  home meal replacement industry, had  1999  net
sales   of  approximately  $113  million.   The   total
consideration  to  be  paid  for  the  acquisition   is
approximately $133 million, consisting of cash,  common
stock  of  the  Company and the assumption  of  certain
liabilities.   Additionally,  the  purchase  price   is
subject  to  a  post-closing adjustment  based  upon  a
review  of Redi-Cut's working capital as of the closing
date.   Closing is expected late in the fourth  quarter
of 2000 or in early 2001.

Item 2.   Management's  Discussion  and   Analysis   of
          Financial Condition and Results of Operations

General

     The Company markets and distributes a wide variety
of  food  and non-food products to the foodservice,  or
"food-away-from-home",   industry.    The   foodservice
industry   consists  of  two  major   customer   types:
"street"    foodservice   customers,   consisting    of
independent  restaurants, hotels, cafeterias,  schools,
healthcare    facilities   and   other    institutional
customers,   and  "chain"  customers,   consisting   of
regional  and  national quick-service  restaurants  and
casual-dining restaurants.  The principal components of
the  Company's  expenses include cost  of  goods  sold,
which represents the amounts paid to manufacturers  and
growers  for  products  sold, and  operating  expenses,
which   include   primarily   labor-related   expenses,
delivery costs and occupancy expenses.

      As  a  result  of  the  merger  with  NorthCenter
Foodservice Corporation ("NCF") on February 26, 1999, the condensed consolidated financial statements for the periods prior to the combination had been restated to include the accounts and results of operations of NCF.

Results of Operations

The   following  table  sets  forth,  for  the  periods
indicated, the components of the condensed consolidated statements of earnings expressed as a percentage of net sales:

                      Three Months Ended           Nine Months Ended
                    September 30,  October 2,  September 30,  October 2,
                        2000          1999         2000          1999

Net sales              100.0 %      100.0 %       100.0 %       100.0  %
Cost of goods sold      86.5         86.1          86.6          86.3
  Gross profit          13.5         13.9          13.4          13.7
Operating expenses      11.3         11.6          11.6          11.8
  Operating profit       2.2          2.3           1.8           1.9
Other expense, net       0.2          0.1           0.2           0.5
  Earnings before        2.0          2.2           1.6           1.4
Income tax expense       0.8          0.8           0.6           0.5
  Net earnings           1.2 %        1.4 %         1.0 %         0.9  %


Comparison  of  Periods Ended September  30,  2000  and
October 2, 1999

      Net  sales increased 29.7% to $693.1 million  for
the  three  months ended September 30, 2000 (the  "2000
quarter")  from  $534.6 million for  the  three  months
ended  October 2, 1999 (the "1999 quarter").  Net sales
increased  28.2% to $1.93 billion for the  nine  months
ended September 30, 2000 (the "2000 period") from $1.50
billion for the nine months ended October 2, 1999  (the
"1999  period").   Net sales in the Company's  existing
operations  increased 26.1% over the 1999  quarter  and
24.1%   over   the  1999  period,  while   acquisitions
contributed  the  remaining  3.6%  and  4.1%   of   the
Company's  total sales growth for the 2000 quarter  and
period,  respectively.   The  Company  estimates   that
inflation contributed approximately 1.5% and 1.2% to the increase in net sales for the 2000 quarter and 2000 period, respectively.

      Gross profit increased 25.3% to $93.2 million  in
the  2000  quarter  from  $74.4  million  in  the  1999
quarter. Gross profit increased 25.5% to $257.6 in the 2000 period from $205.2 million in the 1999 period.
Gross profit margin, which the Company defines as gross profit as a percentage of net sales, decreased to 13.5% in the 2000 quarter and 13.4% in the 2000 period compared to 13.9% in the 1999 quarter and 13.7% in the 1999 period. The decrease in gross profit margin was due primarily to increased sales to certain of the Company's chain customers, which generally are higher volume, lower gross margin accounts.

       Operating  expenses  increased  25.4%  to  $78.1
million in the 2000 quarter compared with $62.3 million in the 1999 quarter. Operating expenses increased
25.9% to $222.5 million in the 2000 period from $176.8 million in the 1999 period. As a percentage of net sales, operating expenses decreased to 11.3% in the 2000 quarter from 11.6% in the 1999 quarter, and to 11.6% in the 2000 period from 11.8% in the 1999 period.
The decrease in operating expenses as a percentage of net sales was due mainly to increased sales in the Company's customized distribution segment, which has a lower operating expense ratio, defined as operating expenses as a percentage of net sales, than the Company's broadline and fresh-cut segments, offset in part by higher fuel costs.

      Operating profit increased 25.0% to $15.1 million
in  the  2000  quarter from $12.1 million in  the  1999
quarter.   Operating profit increased  23.3%  to  $35.1
million  in the 2000 period from $28.5 million  in  the
1999  period.   Operating  profit  margin,  which   the
Company defines as operating profit as a percentage  of
net  sales,  declined to 2.2% in the 2000 quarter  from
2.3%  in  the  1999 quarter, and to 1.8%  in  the  2000
period from 1.9% in the 1999 period.

      Other expense, net, increased to $1.7 million  in
the 2000 quarter from $0.4 million in the 1999 quarter.
Included in other expense, net, was interest expense of
$1.7   million  in  the  2000  quarter,  compared  with
interest  expense of $1.3 million in the 1999  quarter.
Other  expense, net, decreased to $4.6 million  in  the
2000  period  from  $6.8 million in  the  1999  period.
Other  expense, net, included interest expense of  $4.6
million in the 2000 period and $3.9 million in the 1999
period.     The 1999 period also contained nonrecurring
merger  expenses  related to the  NCF  merger  of  $3.8
million. Other expense, net, for the 1999 quarter and 1999 period included a gain of $768,000 on the sale of an investment.

      Income  tax expense increased to $5.1 million  in
the 2000 quarter from $4.4 million in the 1999 quarter,
and  to  $11.6 million in the 2000 period  compared  to
$8.4  million  in the 1999 period.  As a percentage  of
earnings before income taxes, the provision for  income
taxes  was  38.0% for both the 2000 and 1999  quarters.
The  effective tax rate decreased to 38.0% in the  2000
period from 38.6% in the 1999 period. The fluctuation in the effective tax rate for the period was due primarily to the merger with NCF, which was taxed as an S-corporation for income tax purposes prior to the merger with the Company during the first quarter of 1999.

     Net earnings increased to $8.3 million in the 2000
quarter  compared to $7.2 million in the 1999  quarter.
Net  earnings  also increased to $18.9 million  in  the
2000 period from $13.3 million in the 1999 period.   As
a percentage of net sales, net earnings decreased to 1.2% in the 2000 quarter from 1.4% in the 1999 quarter.
For the 2000 period, net earnings as a percentage of sales increased to 1.0% from 0.9% in the 1999 period.

Liquidity and Capital Resources

       The   Company  has  historically  financed   its
operations  and growth primarily with cash  flows  from
operations,  borrowings  under credit  facilities,  the
issuance  of  long-term debt, operating leases,  normal
trade credit terms and the sale of the Company's common
stock.   Despite the growth in net sales,  the  Company
has  reduced its working capital needs by financing its
investment  in  inventory  principally  with   accounts
payable and outstanding checks in excess of deposits.

      Cash  provided by operating activities was  $10.8
million  and  $29.5  million  for  the  2000  and  1999
periods, respectively.  In the 2000 period, the primary
sources  of  cash  from operating activities  were  net
earnings   and  increased  levels  of  trade  payables,
partially   offset  by  increased   levels   of   trade
receivables  and inventories.  In the 1999 period,  the
primary  sources of cash from operations  included  net
earnings,  increased  levels  of  trade  payables   and
accrued expenses, partially offset by increased levels of trade receivables, inventories and prepaid expenses.

     Cash   used  by  investing  activities  was  $29.8
million  and  $28.8  million  for  the  2000  and  1999
periods,  respectively.  Investing activities primarily
include  additions to and disposals of property,  plant
and  equipment and the acquisition of businesses.   The
Company's  capital expenditures, excluding acquisitions
of  other businesses, for the 2000 period and the  1999
period   were   $22.1   million  and   $14.4   million,
respectively.  The Company anticipates that  its  total
capital   expenditures,  excluding  acquisitions,   for
fiscal  2000  will be approximately $25 million.   Cash
used   by  investing  activities  in  the  2000  period
included  $8.8  million  paid for  the  acquisition  of
Carroll County Foods, Inc. ("CCF") and payments made to
the  former  shareholders  of AFFLINK,  Inc.  (formerly
Affilliated Paper Companies, Inc. "AFFLINK") and  Dixon
Tom-A-Toe  Companies, Inc. ("Dixon")  as  a  result  of
certain  contractual  obligations  under  the  purchase
agreements.  In the 1999 period, cash used by investing
activities   included  $15.8  million  paid   for   the
acquisitions  of Dixon and State Hotel Supply  Company,
Inc. ("State Hotel") and to the former shareholders  of
Virginia  Foodservice Group, Inc. ("VFG"), AFFLINK  and
AFI  Foodservice Distributors, Inc. ("AFI") related  to
the  achievement of certain performance criteria  under
the  purchase  agreements.  In the  1999  period,  cash
flows  from  investing activities  also  included  $1.6
million from the sale of an investment.

      Cash  provided by financing activities was  $23.0
million  in the 2000 period and cash used by  financing
activities was $1.5 million in the 1999 period.  In the
2000  period,  cash  flows  from  financing  activities
included an increase in outstanding checks in excess of
deposits  of  $12.7  million, net borrowings  of  $15.0
million  on  the  Company's revolving credit  facility,
$3.5  million of proceeds from Industrial Revenue Bonds
issued  to  finance the construction of a new  produce-
processing  facility and proceeds of $4.4 million  from
the  exercise  of stock options.  In the  2000  period,
cash used by financing activities included $0.6 million
of  principal  payments  on long-term  debt  and  $11.9
million paid by the Company to repurchase shares of its
common  stock in the open market for use in  connection
with  the  Company's employee benefit plans.  Financing
activities  in the 1999 period included a  decrease  in
outstanding  checks  in excess  of  deposits  of  $17.8
million,  repayments of long-term debt of $8.9 million,
and $1.0 million distributed to the former shareholders
of  NCF  prior  to its merger with the  Company.   Cash
flows from financing activities in the 1999 period also
included  net  borrowings  of  $18.9  million  on   the
Company's  revolving credit facility, $2.4  million  of
proceeds  from  Industrial  Revenue  Bonds  issued   to
finance the construction of a new produce-producing facility and $5.0 million from the exercise of stock options.

      On  March  5, 1999, the Company entered  into  an
$85.0 million revolving credit facility with a group of
commercial  banks  that  replaced  the  Company's  then
existing  $30.0 million credit facility.  In  addition,
the Company entered into a $5.0 million working capital
line  of  credit  with  the lead  bank  of  the  group.
Collectively, these two facilities are referred  to  as
the "Credit Facility."  The Credit Facility expires  in
March   2002.    Approximately   $50.0   million    was
outstanding under the Credit Facility at September  30,
2000.   The Credit Facility also supports up  to  $10.0
million  of letters of credit.  At September 30,  2000,
the Company was contingently liable for $5.9 million of
outstanding  letters  of  credit  that  reduce  amounts
available under the Credit Facility.  At September  30,
2000, the Company had $34.1 million available under the
Credit  Facility, subject to compliance with  customary
borrowing   conditions.   The  Credit  Facility   bears
interest  at  LIBOR  plus a spread  over  LIBOR,  which
varies  based  on  the ratio of funded  debt  to  total
capital.   At September 30, 2000, borrowings under  the
Credit  Facility  bore interest  at  7.11%  per  annum.
Additionally,   the   Credit  Facility   requires   the
maintenance of certain financial ratios as defined in the credit agreement.

      On  March  19,  1999, $9.0 million of  Industrial
Revenue Bonds were issued on behalf of a subsidiary  of
the  Company to finance the construction of a  produce-
processing facility.  Approximately $8.1 million of the
proceeds  from  these  bonds have  been  used  and  are
reflected   on  the  Company's  condensed  consolidated
balance  sheet  as  of September  30,  2000.   Interest
varies  as determined by the remarketing agent for  the
bonds   and  was  approximately  5.60%  per  annum   at
September 30, 2000. The bonds are secured by a letter of credit issued by a commercial bank and are due in March 2019.

      During  the  third quarter of 1999,  the  Company
increased  its  master operating  lease  facility  from
$42.0 million to $47.0 million.  This facility is  used
to  construct four distribution centers.  Two of  these
distribution centers became operational in early  1999,
one  became operational in the second quarter of  2000,
and  the  remaining  property is  scheduled  to  become
operational in the first quarter of 2001.   Under  this
facility,  the  lessor  owns the distribution  centers,
incurs the related debt to construct the facilities and
thereafter  leases each facility to the  Company.   The
Company  has  entered into a commitment to  lease  each
facility for a period beginning upon the completion  of
each   facility  and  ending  on  September  12,  2002,
including  extensions.   Upon the  expiration  of  each
lease, the Company may seek to renew the lease.  If the
Company  is  unable or chooses not to renew the  lease,
the  Company has the option to sell the property  to  a
third  party  or purchase the property at its  original
cost.  If the properties are sold to third parties  for
less  than  88% of their aggregate original  cost,  the
Company is obligated, under a residual value guarantee,
to  pay the shortfall.  There can be no assurance  that
the  Company will be able to renew the leases  or  sell
the  properties to third parties, and the Company  will
require  substantial  additional  financing  if  it  is
required   to  purchase  these  properties   upon   the
expiration  of  the  master operating  lease  facility.
Because of the location and condition of each property, the Company believes that the fair value of the properties included in this facility could eliminate or substantially reduce the Company's exposure under the residual value guarantee, although there can be no assurance that the Company will not be required to make payments to satisfy this guarantee. Through September
30, 2000, construction expenditures by the lessor were approximately $40.7 million.

      On June 9, 2000, the Company entered into a $60.0
million  master operating lease agreement to  construct
or  purchase various offices and distribution  centers.
Under  this  facility, the lessor owns the  properties,
incurs  the  related debt to construct or purchase  the
facilities and thereafter leases each facility  to  the
Company.  The Company has entered into a commitment  to
lease  each  facility for a period beginning  upon  the
completion of each facility and ending on June 9, 2005.
Upon the expiration of each lease, the Company may seek
to  renew  the  lease.   If the Company  is  unable  or
chooses  not  to renew the lease, the Company  has  the
option  to  sell  the  property to  a  third  party  or
purchase  the  property at its original cost.   If  the
properties are sold to third parties for less than  85%
of  their  aggregate  original  cost,  the  Company  is
obligated, under a residual value guarantee, to pay the
shortfall.  There can be no assurance that the  Company
will be able to renew the leases or sell the properties
to   third  parties,  and  the  Company  will   require
substantial  additional financing if it is required  to
purchase  these properties upon the expiration  of  the
master  operating  lease  facility.   Because  of   the
location  and  condition of the existing property,  the
Company  believes that the fair value of  the  property
included   in   this   facility  could   eliminate   or
substantially reduce the Company's exposure under the residual value guarantee, although there can be no assurance that the Company will not be required to make payments to satisfy this guarantee. Through September
30, 2000, construction expenditures by the lessor were approximately $6.0 million.

      On  October 23, 2000, the Company filed  a  shelf
registration statement registering the sale  of  up  to
$300  million of debt or equity securities. The Company
believes  that  cash flows from operations,  borrowings
under  the Company's credit facilities and proceeds  of
any  sales  of  securities under the shelf registration
statement will be sufficient to finance its operations,
capital  expenditures and anticipated  growth  for  the
next  18  months.   However, the  Company  may  require
additional  financing  depending  upon  the   Company's
future acquisition plans.

Business Combinations

      On  February  26, 1999, the Company  completed  a
merger  with  NCF in which NCF became  a  wholly  owned
subsidiary  of  the Company.  NCF was a privately-owned
foodservice  distributor based in Augusta,  Maine,  and
had  1998 net sales of approximately $98 million.   The
merger was accounted for as a pooling-of-interests  and
resulted  in  the  issuance  of  approximately  850,000
shares of the Company's common stock in exchange for all of the outstanding stock of NCF. Accordingly, the consolidated financial statements for periods prior to the combination had been restated to include the accounts and results of operations of NCF.

     On  August  28,  1999,  the Company  acquired  the
common stock of Dixon, an Atlanta-based privately-owned
processor  of fresh-cut produce.  Dixon has  operations
in  the Southeastern and Midwestern United States.  Its
operations  have been combined with the  operations  of
Fresh Advantage, Inc., a subsidiary of the Company.  On
August  31,  1999, AFI, a subsidiary  of  the  Company,
acquired certain net assets of State Hotel, a privately-
owned  meat  processor  based in  Newark,  New  Jersey.
State  Hotel  provides Certified Angus Beef  and  other
meats  to  restaurants and food retailers in  New  York
City and the surrounding region.  The financial results
of  State  Hotel have been combined with the operations
of AFI.  On December 13, 1999, VFG, a subsidiary of the
Company,  acquired certain net assets  of  Nesson  Meat
Sales  ("Nesson"),  a  privately-owned  meat  processor
based  in Norfolk, Virginia.  Nesson supplies Certified
Angus  Beef  and other meats to restaurants  and  other
foodservice operations in the Tidewater Virginia  area.
The financial results of Nesson have been combined with
the  operations of VFG.   Together, Dixon, State  Hotel
and  Nesson  had  1998 sales that  contributed  to  the
Company's  ongoing  operations  of  approximately  $100
million on an annualized basis.

     On August 4, 2000, the Company acquired the common
stock   of  Carroll  County  Foods,  Inc.  ("CCF"),   a
privately-owned,   broadline  foodservice   distributor
based  in New Windsor, Maryland.  CCF provides products
and  services to traditional foodservice accounts in  a
region   that   includes   Baltimore,   Maryland    and
Washington,  DC.   CCF had 1999 sales of  approximately
$45 million.

     In  the  1999 period, the Company paid a total  of
approximately  $15.8  million and  issued  a  total  of
approximately  304,000 shares of its common  stock  for
the  acquisition of Dixon and State Hotel  and  to  the
former shareholders of AFFLINK, AFI and VFG, which were
acquired  prior  to  1999,  as  a  result  of   certain
contractual  obligations in those purchase  agreements.
In the 2000 period, the Company paid a total of approximately $8.8 million and issued a total of approximately 235,000 shares of its common stock for the acquisition of CCF and to the former shareholders of AFFLINK and Dixon as a result of certain contractual obligations in those purchase agreements.

     The acquisitions of Dixon, State Hotel, Nesson and
CCF  have been accounted for using the purchase method;
therefore, the acquired assets and liabilities have been recorded at their estimated fair values at the dates of acquisition. The excess of the purchase price over the fair value of tangible net assets acquired was approximately $28.8 million and is being amortized on a straight-line basis over estimated lives ranging from 5 to 40 years.

     On   October  30,  2000,  the  Company  signed   a
definitive  agreement to acquire the common  stock  and
membership  interests  of  Redi-Cut  Foods,  Inc.   and
affiliates (collectively "Redi-Cut"), a privately-owned
fresh-cut produce processor with facilities in Chicago,
Illinois  and  Kansas City, Missouri.  Redi-Cut,  which
provides  fresh-cut  produce to national  quick-service
restaurants  and  other  sectors  of  the   home   meal
replacement   industry,   had   1999   net   sales   of
approximately $113 million.  The total consideration to
be  paid  for  the  acquisition is  approximately  $133
million,  consisting  of  cash,  common  stock  of  the
Company,  and  the  assumption of certain  liabilities.
Additionally, the purchase price is subject to a  post-
closing  adjustment based upon a review  of  Redi-Cut's
working  capital  as of the closing date.   Closing  is
expected late in the fourth quarter of 2000 or in early
2001.

Recently Issued Accounting Pronouncements

      During  1998, the Financial Accounting  Standards
Board ("FASB") issued Statement of Financial Accounting
Standards  ("SFAS") No. 133, Accounting for  Derivative
Instruments  and Hedging Activity, which  is  effective
for  periods  beginning after June 15,  1999.   In  May
1999,  the  FASB issued SFAS No. 137, Deferral  of  the
Effective  Date of SFAS 133, Accounting for  Derivative
Instruments  and  Hedging  Activities.   SFAS  No.  137
delayed the effective date of SFAS No. 133 by one year.
In  June 2000, the FASB issued SFAS No. 138, Accounting
for   Certain   Derivative  Instruments   and   Hedging
Activities, an Amendment of FASB Statement No. 133.  In
September   2000,  the  FASB  issued  SFAS   No.   140,
Accounting  for  Transfers and Servicing  of  Financial
Assets  and Extinguishment of Liabilities.  The Company
will  be  required  to  adopt the provisions  of  these
standards  with the fiscal year beginning  on  December
31,  2000.   Management  believes  the  effect  of  the
adoption   of  these  standards  will  be  limited   to
financial statement presentation and disclosure and will not have a material effect on the Company's financial condition or results of operations.

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

Item  3.  Quantitative  and  Qualitative  Disclosures
          About Market Risks

      The Company's primary market risks are related to
fluctuations in interest rates and changes in commodity
prices.   The Company's primary interest rate  risk  is
from  changing interest rates related to the  Company's
long-term  debt.   The Company currently  manages  this
risk  through a combination of fixed and floating rates
on  these  obligations.  For fixed-rate debt,  interest
rate  changes affect the fair market value of the  debt
but do not impact earnings or cash flows.  For floating-
rate  debt,  interest  rate changes  generally  do  not
affect  the  fair market value of the debt  but  impact
earnings  and  cash flows, assuming other facts  remain
constant.   As  of  September 30, 2000,  the  Company's
total debt consisted of fixed and floating rate debt of
$50.0   million   and   $61.1  million,   respectively.
Substantially all of the Company's floating rate debt is based on LIBOR.


              PART II - OTHER INFORMATION



Item 1.   Legal Proceedings

          In  April  1999, Maxwell Chase  Technologies,
          LLC   ("Maxwell")  filed  suit  against   the
          Company's  Fresh  Advantage subsidiary.   The
          lawsuit  alleges, among other things,  patent
          infringement  and theft of trade  secrets  in
          the   development   and  use   of   packaging
          materials  used  in  the Company's  fresh-cut
          produce operations.  Maxwell seeks to recover
          compensatory and other damages,  as  well  as
          lost  profits.   The  Company  is  vigorously
          defending itself against this action and  has
          filed  a  counterclaim against Maxwell.   The
          Company  believes that Maxwell's  allegations
          are without merit and that it is unlikely the
          outcome  will have a material adverse  effect
          on  the  Company.  However, there can  be  no
          assurance   that  this  matter,  if   decided
          unfavorably for the Company, will not have a material adverse effect on the Company's results of operations.

          In addition to the matter described above, the Company is also involved in other legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of the other proceedings and litigation currently pending will not have a material adverse effect on the Company's results of operations.

Item 4.   Submission of Matters to a Vote of Security
          Holders.

          No matters were submitted to a vote of
          security holders during the quarter ended
          September 30, 2000.

Item 6.   Exhibits and Reports on Form 8-K.

          (a.)  Exhibits:

             15 Letter regarding unaudited financial information from KPMG LLP

             27.1 Financial Data Schedule (SEC only)

          (b.) No reports on Form 8-K were filed during the quarter ended September 30, 2000.

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

Date:  November 14, 2000