Form 10-K
period 2000-12-30
PERFORMANCE FOOD GROUP CO
filed 2001-03-29
CIK 908254

UNITED STATES
           SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C.  20549
                      _____________
                        FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2000
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

     The aggregate market value of the voting stock held
by  non-affiliates of the Registrant on March  23,  2001
was   approximately  $827,300,000.   The  market   value
calculation was determined using the closing sale price of the Registrant's common stock on March 23, 2001, as reported on The Nasdaq Stock Market.

Shares of common stock, $.01 par value per share, outstanding on March 23, 2001 were 17,837,644.

           DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K   Documents from which portions are
                    incorporated by reference

Part III Portions of the Registrant's Proxy Statement relating to the Registrant's Annual Meeting of Shareholders to be held on May 2, 2001 are incorporated by reference into Items 10, 11, 12 and 13.


                          TABLE OF CONTENTS

                               Part I

Item 1.    Business                                                  3
           The Company and its Business Strategy                     3
           Growth Strategies                                         3
           Customers and Marketing                                   4
           Products and Services                                     5
           Suppliers and Purchasing                                  6
           Information Systems                                       6
           Operations                                                7
           Competition                                               9
           Regulation                                                9
           Intellectual Property                                     9
           Employees                                                10
           Executive Officers                                       10
           Forward-Looking Statements                               11
           Risk Factors                                             11

Item 2.    Properties                                               13

Item 3.    Legal Proceedings                                        14

Item 4.    Submission of Matters to a Vote of Shareholders          14

                              Part II

Item 5.    Market for the Registrant's Common Stock and
           Related Stockholder Matters                              14

Item 6.    Selected Consolidated Financial Data                     15

Item 7.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations            16

Item 7A.   Quantitative and Qualitative Disclosures About
           Market Risk                                              21

Item 8.    Financial Statements and Supplementary Data              21

Item 9.    Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure                   21

                              Part III

Item 10.   Directors and Executive Officers of the
           Registrant                                               21

Item 11.   Executive Compensation                                   21

Item 12.   Security Ownership of Certain Beneficial
           Owners and Management                                    21

Item 13.   Certain Relationships and Related
           Transactions                                             22

                              Part IV

Item 14.   Exhibits, Financial Statements Schedules and
           Reports on Form 8-K                                      22


             PERFORMANCE FOOD GROUP COMPANY

        Unless this Form 10-K indicates otherwise or the
context otherwise requires, the terms "we," "our,"  "us"
or  "Performance Food Group" as used in this  Form  10-K
refer   to  Performance  Food  Group  Company  and   its
subsidiaries. We use a 52/53 week fiscal year ending  on
the  Saturday closest to December 31. References in this
Form 10-K to the years or fiscal years 2000, 1999, 1998,
1997  and  1996 refer to our fiscal years ended December
30, 2000, January 1, 2000, January 2, 1999, December 27,
1997   and  December  28,  1996,  respectively,   unless
otherwise expressly stated or the context otherwise requires.

                             PART I

Item 1.  Business.

The Company and its Business Strategy

     Performance  Food  Group, a Tennessee  corporation,
was  founded in 1987 through the combination of  various
foodservice  businesses, and has grown  both  internally
through  increased sales to existing and  new  customers
and   through   acquisitions  of  existing   foodservice
distributors.     (Further    discussion    of    recent
acquisitions is contained in Management's Discussion and
Analysis under Business Combinations.)  Performance Food
Group   is   the   nation's  fourth  largest   broadline
foodservice distributor based on 2000 net sales of  $2.6
billion.  We market and distribute over 31,000  national
and  proprietary  brand food and  non-food  products  to
approximately  27,000 customers in  the  foodservice  or
"food-away-from-home"  industry. Our  extensive  product
line and distribution system allow us to service both of
the  major  customer types in the foodservice  industry:
"street"    foodservice   customers,    which    include
independent restaurants, hotels, cafeterias, schools, healthcare facilities and other institutional customers;
and multi-unit, or "chain," customers, which include regional and national quick-service and casual-dining restaurants.

     We   service  our  customers  through  three   main
operating  segments.  Note 15 to the  audited  financial
statements   in   this  Form  10-K  presents   financial
information for these segments.

     - Broadline. Our broadline distribution segment markets and distributes more than 31,000 national and proprietary brand food and non-food products to a total of approximately 27,000 customers, including street customers and certain corporate-owned and franchisee locations of chains such as Burger King, Wendy's, Subway, Church's and Popeye's. In the broadline distribution segment, we design our product mix, distribution routes and delivery schedules to accommodate the needs of a large number of customers whose individual purchases vary in size. Generally, broadline distribution customers are located no more than 250 miles away from one of our twelve broadline distribution facilities, which serve customers in the southern, southeastern, eastern and northeastern United States.

     - Customized. Our customized distribution segment focuses on serving casual-dining chain restaurants such as Cracker Barrel Old Country Store, Outback Steakhouse and TGI Friday's. We believe that these customers generally prefer a centralized point of contact that facilitates item and menu changes, tailored distribution routing and customer service resolution. We generally can service these customers more efficiently than our broadline distribution customers by warehousing only those stock keeping units, or SKUs, specific to customized segment customers and by making larger, more consistent deliveries. We have five customized distribution facilities currently serving customers in 49 states and several foreign countries.

     - Fresh-cut. Our fresh-cut segment purchases, processes, packages and distributes over 860 fresh produce offerings under our "Fresh Advantage" and "Redi-Cut" labels. Our fresh-cut operations are conducted at five processing facilities, and our fresh-cut products are sold mainly to third-party distributors for resale primarily to quick-service restaurants such as Burger King, KFC, McDonald's, Pizza Hut, Taco Bell and Subway located in the southeastern, southwestern and midwestern United States. In addition, we also distribute fresh produce offerings to other foodservice distributors for resale to street accounts as well as to retail establishments.

Growth Strategies

     Our business strategy is to grow our foodservice business through both internal growth and acquisitions, and to improve our operating profit margin. We believe that we have the resources and competitive advantages to continue our internal growth and that we are well positioned to take advantage of the consolidation that is taking place in our industry.

     Our key growth strategies are as follows:

     Increase  Broadline Sales to Existing Accounts  and
Within  Existing Markets.  We seek to become a principal
supplier   for   more  of  our  broadline   distribution
customers  and to increase sales per delivery  to  those
customers. We believe that a higher penetration  of  our
existing  broadline  distribution accounts  and  markets
will  allow us to strengthen our relationships with  our
current  customers  and to realize  economies  of  scale
driven   by   greater  utilization   of   our   existing
distribution infrastructure.

     We  believe that we can increase our penetration of
the broadline distribution customer base through focused
sales  efforts that leverage our decentralized decision-
making process, our distribution infrastructure and  our
quality  products  and  value-added  services.  We  also
believe  that  the  typical broadline  customer  in  our
markets  uses  one  supplier for  the  majority  of  its
foodservice needs, but also relies upon a limited number
of  additional  broadline suppliers and  specialty  food
suppliers.   We  believe  those  customers  within   our
existing markets for which we are not the principal supplier represent an additional market opportunity for us.

     We seek to maintain our price competitiveness in the broadline distribution segment by investing in technology aimed at enhancing our purchasing leverage.
We are currently implementing a program to standardize product descriptions across our broadline information systems, which is intended to allow us to enhance coordination of our buying activity and enable us to improve our purchasing power. In addition, we are continuing to invest in technology to provide our sales force with better information with which to assist broadline customers and grow sales.

     Increase  Sales  to Street Customers.   Within  our
broadline segment, we plan to focus on increasing  sales
to  street  customers, which typically  generate  higher
operating  margins than our sales to chain accounts.  We
plan  to increase our penetration of the street customer
base by leveraging our broad range of products and value-
added  services and by continuing to invest in enhancing
the  quality of our sales force through improvements  in
our  hiring  and training efforts and in our utilization
of   technology.   Our  training  programs   and   sales
compensation system are designed to encourage our  sales
force   to  grow  sales  to  new  and  existing   street
customers.

     Increase Sales of Proprietary Brands.  We  seek  to
increase   sales  of  our  proprietary   brands,   which
typically generate higher margins than national  brands.
We  believe  that our proprietary brands, which  include
Pocahontas,  Raffinato  and  Colonial  Tradition,  offer
customers greater value than national brands, and  allow
us  to reduce our purchasing cost compared to the higher
purchase   prices  typically  associated  with  national
brands.   We  also  seek  to  increase  our   sales   of
proprietary brands through our sales force training program and sales compensation system.

     Grow  Our  Customized  Segment  with  Existing  and
Selected  New  Customers.  We  seek  to  strengthen  our
existing   customized  distribution   relationships   by
continuing  to  provide quality products at  competitive
prices  and  by  upgrading our level of service  through
initiatives,  such  as  electronic  data   transfer   of
ordering, billing and inventory information, which  help
ensure  on-time  delivery and more accurate  filling  of
orders.  We  also seek to selectively add new  customers
within  the customized distribution segment. We  believe
that  potential customers include large chains that have
traditionally  relied on in-house distribution  networks
and  customers that are dissatisfied with their existing
distributor  relationships, as well as  new  or  growing
restaurant   chains  that  have  yet  to   establish   a
relationship   with   a   primary   chain    foodservice
distributor.

     Become  a  Nationwide Leader in Fresh-cut  Produce.
We  intend to develop a national presence in the  fresh-
cut   produce   segment  by  continuing   to   introduce
innovative products, such as our machine-processed diced and sliced tomato products, leveraging our core products and building our customer base by capitalizing on our expertise in food safety and preservation.

     Increase  Operating  Efficiencies.   We   seek   to
increase  our  operating efficiencies by  continuing  to
invest  in  training- and technology-related initiatives
to   provide   increased  productivity  and  value-added
services. These productivity-related initiatives include
automated  warehouse  management  systems  using   radio
frequency scanning for inventory put-away and selection and computerized truck routing systems. In addition, we have developed and are rolling out an Internet-based ordering system that allows customers to have real-time access to product information, inventory levels and their purchasing history.

     Actively  Pursue Strategic Acquisitions.  Over  the
past  decade,  we have supplemented our internal  growth
through  selective, strategic acquisitions.  We  believe
that   the   consolidation  trends  in  the  foodservice
distribution   industry   will   continue   to   present
acquisition  opportunities for  us,  and  we  intend  to
continue  to  target  acquisitions  both  in  geographic
markets that we already serve, which we refer to as fold-
in  acquisitions, as well as in new markets. We  believe
that  fold-in acquisitions can allow us to increase  the
efficiency  of  our operations by leveraging  our  fixed
costs  and  driving  more  sales  through  our  existing
facilities.   New   market   acquisitions   expand   our
geographic reach into markets we do not currently serve, and can also allow us to leverage fixed costs.

Customers and Marketing

     We  believe  that  foodservice customers  select  a
distributor  based  on timely and accurate  delivery  of
orders, consistent product quality, value-added services
and  price.  Value-added services include assistance  in
managing  inventories,  planning menus  and  controlling
costs  through,  among other means,  increased  computer
communications   and  more  efficient  deliveries.    In
addition, we believe that some of our larger street  and
chain customers gain operational efficiencies by dealing
with   one,   or   a  limited  number  of,   foodservice
distributors.

     Street  Customers.   Our street  customers  include
independent  restaurants, hotels,  cafeterias,  schools,
healthcare facilities and other institutional customers.
Despite the generally higher selling and delivery  costs
we  incur in servicing street customers, sales to  these
customers  typically  generate higher  operating  profit
margins  than sales to chain customers. As  of  December
30, 2000, we supported our sales to our street customers
with  more  than 700 sales and marketing representatives
and   product  specialists.  Our  sales  representatives
service  customers in person or by telephone,  accepting
and   processing  orders,  reviewing  account  balances,
disseminating  new  product  information  and  providing
business assistance and advice where appropriate.  Sales
representatives  are  generally  compensated  through  a
combination  of commission and salary based  on  several
factors relating to profitability and collections. These
representatives typically use laptop computers to assist
customers   by   entering   orders,   checking   product
availability and pricing and developing menu-planning ideas on a real-time basis.

     Chain  Customers.   Our principal  chain  customers
generally  are franchisees or corporate-owned  units  of
family-dining,     casual-theme    and     quick-service
restaurants.   These  customers  include   casual-dining
restaurant concepts, such as Cracker Barrel Old  Country
Store, Outback Steakhouse and TGI Friday's, as well as a
total  of  approximately  4,400 Burger  King,  Church's,
Dairy  Queen, Freshens, KFC, Popeye's, Subway, TCBY  and
Wendy's quick-service restaurants. Our sales programs to
chain  customers tend to be tailored to  the  individual
customer and include a more specialized product offering
than  the sales programs for our street customers. Sales
to  chain customers are typically high volume, low gross
margin  sales that require fewer, but larger, deliveries
than  those  to  street customers. These programs  offer
operational and cost efficiencies for both the  customer
and us, which can help compensate us for the lower gross
margins. Our chain customers are supported primarily  by
dedicated  account representatives who  are  responsible
for ensuring that customers' orders are properly entered
and   filled.  In  addition,  more  senior  members   of
management assist in identifying potential new chain customers and managing long-term account relationships.
Two of our chain customers, Cracker Barrel and Outback, account for a significant portion of our consolidated net sales. Net sales to Cracker Barrel accounted for 16%, 17% and 18% of our consolidated net sales for 2000, 1999 and 1998, respectively. Net sales to Outback accounted for 16%, 16% and 15% of our consolidated net sales for 2000, 1999 and 1998, respectively. No other chain customer accounted for more than 5% of our consolidated net sales in 2000.

     Fresh-cut   Customers.   Our   fresh-cut   business
provides  processed produce, including salads,  sandwich
lettuce  and  cut  tomatoes, mainly to distributors  for
resale   to   quick-service   restaurants   and    other
institutional  accounts. We seek to  develop  innovative
products  and  processing techniques  to  reduce  costs,
improve  product  quality and reduce sales  prices.  Our
customers for our fresh-cut products are primarily other
foodservice distributors who resell these products to  a
total  of more than 20,000 Burger King, KFC, McDonald's,
Pizza  Hut, Subway and Taco Bell restaurants.   We  also
service several food product manufacturers such as Hormel and McCormick, as well as food retailers such as Jewel-Osco, a division of Albertson's, and Dominick's, a division of Safeway.

Products and Services

     We   distribute  more  than  31,000  national   and
proprietary brand food and non-food products to a  total
of  approximately  27,000 foodservice customers.   These
items include a broad selection of "center-of-the-plate"
entrees,   canned  and  dry  groceries,  frozen   foods,
refrigerated  and  dairy products,  paper  products  and
cleaning   supplies,   fresh-cut   produce,   restaurant
equipment and other supplies. We also provide our customers with other value-added services that are described below.

     Proprietary   Brands.   We   offer   customers   an
extensive  line  of  products under various  proprietary
brands  such as Pocahontas, Healthy USA, Premium Recipe,
Colonial Tradition, Raffinato, Gourmet Table, Brilliance
and   AFFLAB.   The  Pocahontas  brand  name  has   been
recognized  in  the food industry for  over  100  years.
Products offered under our various proprietary brands include canned and dry groceries, table top sauces, shortenings and oils, among others. Our proprietary brands enable us to offer customers an alternative to comparable national brands across a wide range of products and price points. For example, the Raffinato brand consists of a line of premium pastas, cheeses, tomato products, sauces and oils tailored for the Italian foods market segment, while our Healthy USA brand is tailored to meet the needs of the health conscious market segment. We seek to increase the sales of our proprietary brands, as they typically carry higher margins than comparable national brand products.
We also believe that sales of our proprietary brands can help to promote customer loyalty.

     National  Brands.  We offer our customers  a  broad
selection  of  national brand products. We believe  that
national  brands  are attractive to chain  accounts  and
other   customers  seeking  consistent  product  quality
throughout    their   operations.   We   believe    that
distributing   national  brands  has  strengthened   our
relationship  with many national suppliers that  provide
us  with  important sales and marketing  support.  These
sales   complement   sales  of  our  proprietary   brand
products.

     Innovative Fresh-Cut Products.  We believe that the
ability  to  provide quality products with an acceptable
shelf  life  is  key  to the success  of  our  fresh-cut
produce  business. We offer fresh-cut products, such  as
pre-cut  fruit, lettuce, onions and green peppers,  cole
slaw,  and  diced,  sliced and bulk  tomatoes,  that  we
purchase,  process and market under the Fresh  Advantage
and  Redi-Cut labels.  As quick-service restaurants seek
to  increase their profitability by reducing reliance on
labor-intensive tasks conducted on-site, we believe that
there  is an opportunity for us to capture market  share
by  introducing  innovative products.  For  example,  we
believe  that  sliced  tomatoes  are  one  of  the   few
remaining produce items to still be processed on-site in
quick-service  restaurants.  We  believe   that   sliced
tomatoes,  when  individually  sliced  by  quick-service
restaurant  employees,  are generally  characterized  by
inconsistent slice thickness, relatively high waste  and
increased   food-safety  risk.  To  help  resolve   this
problem, we have developed equipment that allows  us  to
process  sliced tomatoes with consistently high  quality
and  to sell them at a price which we believe can  allow
quick-service  restaurants  to  realize   savings   when
compared to the total costs of procurement and on-site processing.

     Value-added  Services.  We provide  customers  with
other value-added services in the form of assistance  in
inventory   management,  menu  planning  and   improving
efficiency.   As  described  below,  we   also   provide
procurement  and merchandising services to approximately
180  independent foodservice distributors and  over  300
independent  paper  and janitorial supply  distributors,
including   our   own   distribution   network.    These
procurement    and   merchandising   services    include
negotiating  vendor  supply  agreements  and   providing
quality   assurance  related  to  our  proprietary   and
national brand products.

     The following table sets forth the percentage of our consolidated net sales by product and service category in 2000:

                                                 Percentage
                                                     of
                                                  Net Sales
                                                  For 2000
Center-of-the-plate..............................    39%
Canned and dry groceries.........................    21
Frozen foods.....................................    12
Refrigerated and dairy products..................    10
Paper products and cleaning supplies.............     8
Fresh-cut produce................................     5
Other produce....................................     3
Equipment and supplies...........................     1
Procurement, merchandising and other services....     1
    Total........................................   100%

Suppliers and Purchasing

     We procure our products from independent suppliers,
food  brokers  and merchandisers, including  our  wholly
owned subsidiary, Pocahontas Foods.  Pocahontas procures
both  nationally branded items as well as items marketed
under  our  proprietary  brands.  Independent  suppliers
include  large  national and regional food manufacturers
and consumer products companies, meatpackers and produce
shippers.  We  seek  to  enhance  our  purchasing  power
through   volume  purchasing.  Although  each   of   our
subsidiaries  generally is responsible for  placing  its
own  orders and can select the products that  appeal  to
its  own  customers,  we encourage  each  subsidiary  to
participate  in company-wide purchasing programs,  which
enable   it   to  take  advantage  of  our  consolidated
purchasing power. We were not dependent on a single source for any significant item and no third-party supplier represented more than 5% of our total product purchases during 2000.

     Pocahontas  selects foodservice  products  for  our
Pocahontas,   Healthy  USA,  Premium  Recipe,   Colonial
Tradition,  Raffinato,  Gourmet  Table,  Brilliance  and
AFFLAB  brands  and  markets these brands,  as  well  as
nationally   branded   foodservice   products,   through
approximately 180 of our own distribution operations and
independent    foodservice    distributor     facilities
nationwide. For our services, we receive marketing  fees
paid  by vendors. More than 18,000 of the products  sold
through   Pocahontas  are  sold  under  our  proprietary
brands.   Approximately 600 vendors, located  throughout
the   United   States,  supply  products   through   the
Pocahontas   distribution  network.  Because  Pocahontas
negotiates   purchase  agreements  on  behalf   of   its
independent  distributors as a group,  the  distributors
that    utilize    the   Pocahontas   procurement    and
merchandising group can enhance their purchasing power.

     Our   fresh-cut  segment  purchases  produce   from
several of the nation's leading produce growers in various locations, depending on the season. Our fresh-cut segment often enters into short-term contracts to purchase raw materials to help reduce supply risk and manage exposure to fluctuations in costs.

Information Systems

     In our broadline distribution operations, we manage
the  ordering,  receiving, warehousing and  delivery  of
over  31,000  products  though our  Foodstarr  software,
which  allows  our  customers  to  electronically  place
orders  with us and permits us to record sales,  billing
and inventory information. The software also aids in the
timely   and   accurate  financial  reporting   by   our
subsidiaries  to  our  corporate headquarters.  Software
development and maintenance on this platform is  managed
on  a  centralized  basis by our  corporate  information
technology  staff.  This platform is being  enhanced  to
provide  standardized product descriptions to facilitate
leveraging our purchasing volume across our distribution
network.  In addition, we are implementing an  automated
warehouse  management system that uses  radio  frequency
scanning  to  track  products  within  our  distribution
centers.   This  technology  is  intended   to   enhance
productivity by reducing errors in inventory put-away and selection. We have also implemented truck routing software to optimize the distribution routes traveled by our trucks in order to reduce excess mileage and improve the timeliness of customer deliveries. Lastly, we have developed and are rolling out an Internet-based ordering system which allows customers to have real-time access to product information, inventory levels and their purchasing history.

     In  our customized distribution segment, we  use  a
similar  software platform that has been  customized  to
manage  large, national accounts. This system, which  is
managed   centrally   at  our  customized   distribution
headquarters, provides product information across our customized distribution network and facilitates item and menu changes by customers. We have also implemented automated warehouse management systems and truck routing systems at all of our customized distribution locations.
Our customized distribution customers also utilize our computer-to-computer ordering system, PFG Connection, to place orders.

Operations

     Our subsidiaries have substantial autonomy in their
operations,  subject  to  overall  corporate  management
controls and guidance. Our corporate management provides
centralized   direction  in  the  areas   of   strategic
planning,  general and financial management,  sales  and
merchandising.   Individual   marketing   efforts    are
undertaken at the subsidiary level and most of our  name
recognition in the foodservice business is based on  the
trade   names   of  our  individual  subsidiaries.    In
addition,  we  have  begun  to  associate  these   local
identities with the Performance Food Group name. Each subsidiary has primary responsibility for its own human resources, governmental compliance programs, accounting, billing and collection. Financial information reported by our subsidiaries is consolidated and reviewed by our corporate management.

     Distribution  operations are conducted  out  of  17
distribution  centers  located in  California,  Florida,
Georgia,   Louisiana,  Maine,  Maryland,   New   Jersey,
Tennessee,  Texas  and  Virginia.  Customer  orders  are
assembled  in  our  distribution  facilities  and   then
sorted, placed on pallets, and loaded onto trucks and trailers in delivery sequence. Deliveries covering long distances are made in large tractor-trailers that we generally lease. Deliveries within shorter distances are made in trucks that we either own or lease. We service some of our larger chain customers using dedicated trucks due to the relatively large and consistent deliveries and the geographic distribution of these customers. The trucks and delivery trailers we use have separate temperature-controlled compartments. We utilize a computer system to design efficient route sequences for the delivery of our products.

     Processing  operations are conducted  out  of  five
fresh-cut   processing  plants,  located   in   Georgia,
Illinois, Missouri, North Carolina and Texas.   Customer
orders  are accepted, processing runs are scheduled  and
produce is sorted, washed, cut, packaged and loaded onto
pallets.   These  pallets  are loaded  onto  trucks  for
delivery to third-party distributors, primarily for use in quick-service restaurants. We make deliveries in temperature-controlled trucks that we generally either own or lease. Most of these orders are processed and delivered in less than 24 hours from the time of order placement.


     The following table summarizes certain information
for our principal operating divisions:
                                                                                     Approx.
                                                                                    Number of
                                                                                     Customer
                                                                                    Locations
                                                                Location of         Currently
  Name of Subsidiary/Division        Principal Region(s)        Facilities           Served           Major Customers
Broadline Distribution:

AFFLINK                            Nationwide                 Tuscaloosa, AL         340         Independent paper
                                                                                                 distributors

AFI Food Service Distributors      New Jersey and New         Elizabeth, NJ        2,500         Restaurants, healthcare
                                   York City metropolitan                                        facilities and schools
                                   area

Caro Foods                         South                      Houma, LA            1,500         Wendy's, Popeye's,
                                                                                                 Church's and other
                                                                                                 restaurants, healthcare
                                                                                                 facilities and schools

Carroll County Foods               Baltimore, MD and          New Windsor,         1,200         Restaurants, healthcare
                                   Washington, D.C. area      MD                                 facilities and schools

NorthCenter                        Maine                      Augusta, ME          2,000         Restaurants, healthcare
                                                                                                 facilities and schools

Performance Food Group of Texas    South and Southwest        Temple, TX           5,300         Popeye's, Church's,
                                                              Victoria, TX                       Subway, KFC, Dairy
                                                                                                 Queen, Burger King and
                                                                                                 other restaurants,
                                                                                                 healthcare facilities and
                                                                                                 schools

PFG - Florida                      Florida                    Tampa, FL            2,600         Restaurants, healthcare
                                                                                                 facilities and schools

PFG - Hale                         Tennessee, Virginia and    Morristown, TN         800         Restaurants, healthcare
                                   Kentucky                                                      facilities and schools

PFG - Lester Broadline             South                      Lebanon, TN          2,000         Wendy's and other
                                                                                                 restaurants, healthcare
                                                                                                 facilities and schools

PFG - Milton's                     South and Southeast        Atlanta, GA          4,900         Subway, Zaxby's and
                                                                                                 other restaurants,
                                                                                                 healthcare facilities
                                                                                                 and schools

PFG - Powell                       Georgia, Florida and       Thomasville, GA      1,900         Restaurants, healthcare
                                   Alabama                                                       facilities and schools

Pocahontas Foods, USA              Nationwide                 Richmond, VA           180         Independent foodservice
                                                                                                 distributors and vendors

Virginia Foodservice Group         Virginia                   Richmond, VA         1,000         Texas Steakhouse and

                                                                                                 other restaurants and
Customized Distribution:                                                                         healthcare facilities

PFG Customized Distribution        Nationwide                 Lebanon, TN          1,700         Cracker Barrel, Outback
                                                              Gainesville, FL                    Steakhouse, TGI Friday's
                                                              McKinney, TX                       and other multi-unit
                                                              Belcamp, MD                        restaurants
                                                              Bakersfield, CA

Fresh-cut Produce:

Fresh Advantage and Redi-Cut       Southeast, Southwest       Franklin Park, IL      450         Distributors who resell
                                   and Midwest                Kansas City, MO                    our products primarily to
                                                              Raleigh, NC                        approximately 20,600
                                                              Grand Prairie, TX                  chain restaurant locations
                                                              Carrollton, GA                     including Burger King,
                                                                                                 KFC, McDonald's, Pizza
                                                                                                 Hut, Subway, Taco Bell
                                                                                                 and other foodservice
                                                                                                 and retail customers

Competition

     The  foodservice  distribution industry  is  highly
competitive.   We   compete   with   numerous    smaller
distributors on a local level, as well as with a limited
number  of  national foodservice distributors.  Some  of
these  distributors have substantially greater financial
and other resources than we do. Bidding for contracts or
arrangements  with  customers,  particularly  chain  and
other   large  customers,  is  highly  competitive   and
distributors  may market their services to a  particular
customer  over  a  long period of time before  they  are
invited to bid. In the fresh-cut produce segment of  our
business,   competition  comes   mainly   from   smaller
processors,  although we encounter  intense  competition
from   larger  national  and  regional  processors  when
selling produce to chain restaurants. We believe that most purchasing decisions in the foodservice business are based on the distributor's ability to completely and accurately fill orders and to provide timely deliveries, on the quality of the product, and on price.

Regulation

     Our  operations are subject to regulation by  state
and  local  health departments, the U.S.  Department  of
Agriculture and the Food and Drug Administration,  which
generally  impose  standards  for  product  quality  and
sanitation.   Our facilities are generally inspected  at
least annually by state and/or federal authorities.   In
addition,   we   are  subject  to  regulation   by   the
Environmental Protection Agency with respect to the disposal of wastewater and the handling of chemicals used in cleaning.

     Our relationship with our fresh food suppliers with
respect  to  the  grading and commercial  acceptance  of
product shipments is governed by the Federal Produce and
Agricultural Commodities Act, which specifies  standards
for   sale,   shipment,  inspection  and  rejection   of
agricultural products. We are also subject to regulation by state authorities for accuracy of our weighing and measuring devices.

     Some    of   our   distribution   facilities   have
underground  and above ground storage tanks  for  diesel
fuel  and  other petroleum products that are subject  to
laws regulating such storage tanks. These laws have  not
had  a  material  adverse  effect  on  our  results   of
operations or financial condition.

     Our   trucking  operations  are  regulated  by  the
Surface  Transportation Board and  the  Federal  Highway
Administration.  In addition, interstate  motor  carrier
operations are subject to safety requirements prescribed
by  the  U.S.  Department  of Transportation  and  other
relevant  federal and state agencies.  Such  matters  as
weight  and  dimension of equipment are also subject  to
federal and state regulations. Management believes  that
we   are   in  substantial  compliance  with  applicable
regulatory  requirements relating to our  motor  carrier
operations.   Our failure to comply with the  applicable
motor carrier regulations could result in substantial fines or revocation of our operating permits.

Intellectual Property

     Except for the Pocahontas, Fresh Advantage and Redi-
Cut trade names, we do not own or have the right to use any patent, trademark, trade name, license, franchise or concession, the loss of which would have a material adverse effect on our results of operations or financial condition.

     In  connection  with our fresh-cut  processing,  we
rely  heavily  on  certain  proprietary  machinery   and
processes that are used to prepare some of our products.
Although we believe that the cost and complexity of  our
machinery has been and will continue to be a barrier  to
entry  to  other potential competitors in the  fresh-cut
segment,   we  have  not  protected  the  machinery   or
processes through patents or other methods. As a result,
some  of  our  existing or potential  competitors  could
develop   similar  machinery  or  processes.   If   this
occurred, it could substantially increase competition in the fresh-cut segment, thereby reducing prices and materially adversely affecting our results of operations in this segment.

Employees

     As of December 30, 2000, we had approximately 5,300 full-time employees, including approximately 1,500 in management, administration, marketing and sales and the remainder in operations. As of December 30, 2000, approximately 630 of our employees were represented by a union or a collective bargaining unit. We have entered into five collective bargaining and similar agreements with respect to our unionized employees. We consider our employee relations to be satisfactory.

Executive Officers


     The following table sets forth certain information concerning our executive officers and certain key employees as of December 30, 2000:

Name                      Age                   Position
Robert C. Sledd........... 48   Chairman, Chief Executive Officer and Director
C. Michael Gray........... 51   President, Chief Operating Officer and Director
Roger L. Boeve............ 62   Executive Vice President and Chief Financial Officer
Thomas Hoffman............ 61   Senior Vice President
G. Thomas Lovelace, Jr.... 47   Vice President
John D. Austin............ 39   Vice President-Finance and Secretary
John R. Crown............. 54   Broadline Regional President
Joseph J. Paterak, Jr..... 49   Broadline Regional President
Steven Spinner............ 40   Broadline Regional President


     Robert C. Sledd has served as Chairman of the Board
of Directors since February 1995 and has served as Chief
Executive  Officer  and a director of  Performance  Food
Group  since  1987.  Mr. Sledd served  as  President  of
Performance Food Group from 1987 to February  1995.  Mr.
Sledd  has  served  as  a director  of  Taylor  &  Sledd
Industries,  Inc.,  a  predecessor of  Performance  Food
Group,  since  1974, and served as President  and  Chief
Executive Officer of that company from 1984 to 1987. Mr.
Sledd also serves as a director of SCP Pool Corporation,
a   supplier  of  swimming  pool  supplies  and  related
products.

     C.  Michael Gray has served as President and  Chief
Operating  Officer  of  Performance  Food  Group   since
February   1995  and  has  served  as  a   director   of
Performance  Food Group since 1992. Mr. Gray  served  as
President of Pocahontas Foods, USA, Inc., a wholly owned subsidiary of Performance Food Group, from 1981 to 1995.
Mr. Gray had been employed by Pocahontas since 1975, serving as Marketing Manager and Vice President of Marketing. Prior to joining Pocahontas, Mr. Gray was employed by Kroger Company as a produce buyer.

     Roger  L.  Boeve  has  served  as  Executive   Vice
President  and  Chief Financial Officer  of  Performance
Food Group since 1988. Prior to that date, Mr. Boeve served as Executive Vice President and Chief Financial
Officer for The Murray Ohio Manufacturing Company and as
Corporate  Vice President and Treasurer for  Bausch  and
Lomb. Mr. Boeve is a certified public accountant.

     Thomas  Hoffman has served as Senior Vice President
of  Performance Food Group since February 1995.    Since
1989, Mr. Hoffman has served as President of Kenneth  O.
Lester  Company,  Inc.,  a wholly  owned  subsidiary  of
Performance  Food  Group. Prior to  joining  Performance
Food  Group  in  1989, Mr. Hoffman served  in  executive
capacities  at Booth Fisheries Corporation, a subsidiary
of  Sara Lee Corporation, as well as C.F.S. Continental,
Miami   and   International  Foodservice,   Miami,   two
foodservice distributors.

     G.   Thomas  Lovelace,  Jr.  has  served  as   Vice
President of Performance Food Group since February  2001
and has served as President of Fresh Advantage, Inc., a wholly owned subsidiary of Performance Food Group, since
1996.

     John D. Austin has served as Vice President-Finance
since January 2001 and as Secretary of Performance  Food
Group  since March 2000.  Mr. Austin served as Corporate
Treasurer  from 1998 to January 2001.  Mr.  Austin  also
served as Corporate Controller of Performance Food Group
from  1995  to 1998.  From 1991 to 1995, Mr. Austin  was
Assistant Controller for General Medical Corporation,  a
medical supplies distributor.  Prior to that, Mr. Austin
was  an  accountant  with Deloitte &  Touche  LLP.   Mr.
Austin is a certified public accountant.

     John  R.  Crown  has  served as Broadline  Regional
President of Performance Food Group since January  1999.
Mr. Crown served as Vice President, Business Development
of  Performance Food Group from January 1997 to  January
1999.  From 1987 to 1996, Mr. Crown served as  President
of  Burris  Retail Food Systems, a subsidiary of  Burris
Foods, Inc., and as Executive Vice President and General
Manager   of  Institution  Food  House.  Mr.  Crown   is
immediate  past  Chairman of the  National  Frozen  Food
Association and a member of the board of directors of Food Distributors International, two food industry trade associations.

     Joseph  J.  Paterak,  Jr. has served  as  Broadline
Regional  President  of  Performance  Food  Group  since
January  1999. Mr. Paterak served as Vice  President  of
Performance  Food  Group from October  1998  to  January
1999. From 1993 to September 1998, Mr. Paterak served as
Market President of Alliant Foodservice, Inc.

     Steven  Spinner  has  served as Broadline  Regional
President  of Performance Food Group since January  2001
and   has   served  as  President  of  AFI   Foodservice
Distributors,   Inc.,  a  wholly  owned  subsidiary   of
Performance Food Group, since October 1997.   From  1989
to October 1997, Mr. Spinner served as Vice President of
AFI.

Forward-Looking Statements

     This  annual report on Form 10-K and the  documents
incorporated by reference herein contain forward-looking
statements  within  the meaning of Section  27A  of  the
Securities Act of 1933 and Section 21E of the Securities
Exchange Act of 1934. Forward-looking statements,  which
are  based on assumptions and estimates and describe our
future plans, strategies and expectations, are generally
identifiable  by  the  use  of the  words  "anticipate,"
"will,"   "believe,"  "estimate,"  "expect,"   "intend,"
"seek"  or  similar  expressions. These  forward-looking
statements   may  address,  among  other   things,   our
anticipated      earnings,     capital     expenditures,
contributions  to  our net sales by acquired  companies,
sales momentum, customer and product sales mix, expected
efficiencies in our business and our ability to  realize
expected  synergies  from acquisitions.  These  forward-
looking  statements are subject to risks,  uncertainties
and  assumptions.   Important factors that  could  cause
actual results to differ materially from the forward-looking statements we make or incorporate by reference in this annual report on Form 10-K are described under "Risk Factors" and in the documents incorporated by reference herein.

     If  one  or  more  of these risks or  uncertainties
materialize,  or  if  any underlying  assumptions  prove
incorrect,   our   actual   results,   performance    or
achievements  may vary materially from  future  results,
performance  or  achievements expressed  or  implied  by
these  forward-looking statements.  All  forward-looking
statements attributable to us or persons acting  on  our
behalf are expressly qualified in their entirety by  the
cautionary  statements in this section. We undertake  no
obligation  to  publicly update or revise  any  forward-
looking   statements  to  reflect   future   events   or
developments.

Risk Factors

     Foodservice  distribution is a low-margin  business
and is sensitive to economic conditions.  We operate  in
the   foodservice   distribution  industry,   which   is
characterized by a high volume of sales with  relatively
low  profit margins. A significant portion of our  sales
are  at  prices that are based on product  cost  plus  a
percentage   markup.  As  a  result,  our   results   of
operations may be negatively impacted when the price  of
food  goes  down, even though our percentage markup  may
remain  constant.  The  foodservice  industry  is   also
sensitive  to national and regional economic conditions,
and  the  demand for our foodservice products  has  been
adversely  affected  from  time  to  time  by   economic
downturns.  In  addition,  our  operating  results   are
particularly   sensitive  to,  and  may  be   materially
adversely   impacted   by,   difficulties    with    the
collectibility   of   accounts   receivable,   inventory
control, price pressures, severe weather conditions  and
increases  in  wages or other labor costs  and  fuel  or
other  transportation-related costs.  There  can  be  no
assurance  that  one or more of these factors  will  not
adversely affect our future operating results.  We  have
experienced  losses  due  to  the  uncollectibility   of
accounts receivable in the past and could experience such losses in the future.

     We   rely   on  major  customers.   We   derive   a
substantial  portion  of our net  sales  from  customers
within  the  restaurant industry,  particularly  certain
chain   customers.  Net  sales  to  Outback   Steakhouse
accounted for 16% of our consolidated net sales in  2000
and  1999. Net sales to Cracker Barrel Old Country Store
accounted for 16% of our consolidated net sales in  2000
and 17% of our consolidated net sales in 1999. We do not
have  agreements requiring these or other  customers  to
purchase any specified amount of goods from us,  nor  do
we  have  any  assurance  as  to  the  level  of  future
purchases  by  our customers.  Likewise,  our  customers
generally have the ability to stop buying from us at any
time.  A material decrease in sales to any of our  major
customers  or  the  loss of any of our  major  customers
would  have  a material adverse impact on our  operating
results.  In  addition,  to  the  extent  we   add   new
customers,  whether  following  the  loss  of   existing
customers or otherwise, we may incur substantial  start-
up  expenses  in  initiating services to new  customers.
Also,  certain of our customers have from time  to  time
experienced bankruptcy, insolvency, and/or an  inability
to  pay debts to us as they come due, and similar events
in  the  future could have a material adverse impact  on
our  operating results. In particular, we  believe  that
one of our customers, who accounted for approximately 5%
of   our   consolidated  net  sales  in  2000,  may   be
experiencing financial difficulties.

     Our  business  is  dependent  on  our  ability   to
complete   acquisitions  and  integrate  operations   of
acquired  businesses.   A  significant  portion  of  our
historical growth has been achieved through acquisitions
of   other  foodservice  distributors,  and  our  growth
strategy includes additional acquisitions. There can  be
no  assurance  that we will be able to make acquisitions
in  the future or that any acquisitions we do make  will
be  successful. Furthermore, there can be  no  assurance
that  future  acquisitions  will  not  have  a  material
adverse  effect upon our operating results, particularly
in  periods  immediately following the  consummation  of
those  transactions while the operations of the acquired
business  are being integrated into our operations.   In
connection with the acquisitions of other businesses  in
the  future, we may decide to consolidate the operations
of  an acquired business with our existing operations or
make   other  changes  with  respect  to  the   acquired
business, which could result in special charges or other
expenses.   In  addition, the successful integration  of
acquired  companies depends upon the  timely,  efficient
and  successful  execution  of post-acquisition  events,
which include the integration of the acquired businesses
into  our  purchasing  programs,  distribution  network,
marketing    programs    and    information     systems.
Additionally,   our   ability   to   make   any   future
acquisitions   may  depend  upon  obtaining   additional
financing. There can be no assurance that we will be able to obtain additional financing on acceptable terms or at all.

     Managing our growth may be difficult and our growth
rate   may  decline.   We  have  rapidly  expanded   our
operations  since  inception.  This  growth  has  placed
significant  demands on our administrative,  operational
and  financial resources. We cannot assure you that this
growth  will  continue. To the extent that our  customer
base  and our services continue to grow, this growth  is
expected   to   place  a  significant  demand   on   our
managerial,  administrative, operational  and  financial
resources.   Our  future  performance  and  results   of
operations  will  depend  in  part  on  our  ability  to
successfully  implement  enhancements  to  our  business
management  systems  and  to  adapt  those  systems   as
necessary   to  respond  to  changes  in  our  business.
Similarly,  our growth has created a need for  expansion
of  our facilities from time to time. As we near maximum
utilization  of  a  given facility,  operations  may  be
constrained  and  inefficiencies may  be  created  which
could  adversely affect our operating results until  the
facility  is  expanded or volume is shifted  to  another
facility. Conversely, as we add additional facilities or
expand  existing  facilities,  excess  capacity  may  be
created.   Any   excess   capacity   may   also   create
inefficiencies  and  adversely  affect   our   operating
results.

       Competition   in  the  foodservice   distribution
industry  is intense, and we may not be able to  compete
successfully.  The foodservice distribution industry  is
highly  competitive.  We compete with  numerous  smaller
distributors on a local level, as well as with a limited
number  of  national foodservice distributors.  Some  of
these  distributors have substantially greater financial
and other resources than we do. Bidding for contracts or
arrangements  with  customers,  particularly  chain  and
other   large  customers,  is  highly  competitive   and
distributors  may market their services to a  particular
customer  over  a  long period of time before  they  are
invited  to  bid. In the fresh-cut produce area  of  our
business,   competition  comes   mainly   from   smaller
processors. We believe that most purchasing decisions in
the  foodservice business are based on the distributor's
ability to completely and accurately fill orders and  to
provide timely deliveries, on the quality of the product
and on price.  Our failure to compete successfully could
have   a   material  adverse  effect  on  our  business,
operating results and financial condition.

     Our success depends on our senior management and key employees. Our success is largely dependent on the skills, experience and efforts of our senior management.
The loss of one or more of our members of senior management could have a material adverse effect upon our business and development. In addition, we depend to a substantial degree on the services of certain key employees. Any failure to attract and retain qualified employees in the future could have a material adverse effect on our business.

     The market price for our common stock may be volatile. In recent periods, there has been significant volatility in the market price for our common stock. In addition, the market price of our common stock could fluctuate substantially in the future in response to a number of factors, including the following:

  - our quarterly operating results or the operating results of other distributors of food and non-food products;

  - changes in general conditions in the economy, the financial markets or the food distribution or foodservice industries;

  - changes in financial estimates or recommendations by stock market analysts regarding us or our competitors;

  - announcements by us or our competitors of significant acquisitions;

  -  increases in labor and fuel costs; and

  - natural disasters, severe weather conditions or other developments affecting us or our competitors.

  In  addition,  in  recent years the stock  market  has
experienced extreme price and volume fluctuations.  This
volatility  has had a significant effect on  the  market
prices  of  securities  issued  by  many  companies  for
reasons unrelated to their operating performance.  These
broad   market  fluctuations  may  materially  adversely
affect our stock price, regardless of our operating results.


Item 2.  Properties.


     The following table presents information about our primary real properties and facilities and our operating subsidiaries and division:

                                                                            Owned/Leased
                                   Approx. Area                           (Expiration Date
           Location                 in Sq. Ft.      Operating Segment         if Leased)
AFFLINK
  Tuscaloosa, AL                    18,000           Broadline             Leased (2001)

AFI Food Service Distributors
  Elizabeth, NJ                    160,000           Broadline             Leased (2024)
  Newark, NJ                        21,000           Broadline             Leased (2002)

Caro Foods
  Houma, LA                        162,000           Broadline             Owned

Carroll County Foods
  New Windsor, MD                   90,000           Broadline             Leased (2005)

Fresh Advantage
  Carrollton, GA                   105,000           Fresh-cut             Owned
  Raleigh, NC                       36,000           Fresh-cut             Leased (2001)
  Grand Prairie, TX                105,000           Fresh-cut             Leased (2002)

NorthCenter
  Augusta, ME                      123,000           Broadline             Owned

Performance Food Group Company
  Richmond, VA                       9,000           Corporate             Leased (2001)

Performance Food Group of Texas
  Temple, TX                       290,000           Broadline             Leased (2002)
  Victoria, TX                     250,000           Broadline             Owned

PFG Customized Distribution
  Lebanon, TN                      235,000           Customized            Owned
  Gainesville, FL                  160,000           Customized            Owned
  McKinney, TX                     163,000           Customized            Owned
  Belcamp, MD                       73,000           Customized            Leased (2001)
  Bakersfield, CA                      900           Customized            Leased (2001)

PFG-Florida
  Tampa, FL                        130,000           Broadline             Owned

PFG-Hale
  Morristown, TN                    78,000           Broadline             Owned

PFG-Lester Broadline
  Lebanon, TN                      160,000           Broadline             Leased (2002)

PFG-Milton's
  Atlanta, GA                      260,000           Broadline             Owned

PFG-Powell
  Thomasville, GA                   75,000           Broadline             Owned

Pocahontas Foods, USA
  Richmond, VA                     116,000           Broadline             Leased (2005)

Redi-Cut
  Franklin Park, IL                 36,000           Fresh-cut             Leased (2010)
  Franklin Park, IL                120,000           Fresh-cut             Leased (2006)
  Kansas City, MO                   53,000           Fresh-cut             Owned

Virginia Foodservice Group
  Richmond, VA                      93,000           Broadline             Leased (2005)
  Norfolk, VA                       18,000           Broadline             Owned


Item 3.  Legal Proceedings.

     In  April  1999,  Maxwell Chase  Technologies,  LLC
filed  suit  in  U.S. District Court against  our  Fresh
Advantage  subsidiary. The lawsuit alleges, among  other
things,  patent infringement and theft of trade  secrets
in  the development and use of packaging materials  used
in  our  fresh-cut produce operations. Maxwell seeks  to
recover compensatory and other damages, as well as  lost
profits.  We  are vigorously defending this  action  and
have  filed a counterclaim against Maxwell. On  February
1,  2001, the United States Patent and Trademark  Office
issued  a  decision  that significantly  diminishes  the
likelihood  of an unfavorable decision against  us  with
respect  to Maxwell's claim of patent infringement.   We
believe that Maxwell's allegations are without merit and that it is unlikely the outcome will have a material adverse effect on us. However, there can be no assurance that this matter, if decided unfavorably for us, will not have a material adverse effect on our results of operations.

     In  addition to the matter described above, we  are
also  involved in other legal proceedings and litigation
arising  in  the  ordinary course of  business.  In  the
opinion   of  management,  the  outcome  of  the   other
proceedings and litigation currently pending will not have a material adverse effect on our results of operations.

Item 4.  Submission  of  Matters  to  a   Vote   of
         Shareholders.

        No matters were submitted to a vote of the shareholders during the fourth quarter ended December
30, 2000.

                            PART II

Item 5.  Market  for  the  Registrant's Common  Stock  and
         Related Stockholder Matters.

        Our  common stock is quoted on the Nasdaq  Stock
Market's  National Market under the symbol "PFGC."   The
following table sets forth, on a per share basis, for the fiscal quarters indicated, the high and low sales prices for our common stock as reported on the Nasdaq
Stock Market's National Market:

                                     2000
                        High                      Low
First Quarter         $ 26.06                   $ 19.00
Second Quarter          33.88                     21.50
Third Quarter           38.00                     31.25
Fourth Quarter          56.75                     32.00
For the Year            56.75                     19.00

                                     1999

                        High                      Low
First Quarter         $ 30.50                   $ 23.63
Second Quarter          28.63                     23.25
Third Quarter           28.63                     24.38
Fourth Quarter          28.00                     20.75
For the Year            30.50                     20.75

        As of March 23, 2001, we had approximately 2,300
shareholders   of   record   and   approximately   5,300
additional   shareholders  based  on  an   estimate   of
individual participants represented by security position listings. We have not declared any cash dividends, and the present policy of our board of directors is to retain all earnings to support operations and to finance our growth.


Item 6.     Selected Consolidated Financial Data

(Dollar amounts in thousands, except per share amounts)      2000          1999          1998          1997          1996
STATEMENT OF EARNINGS DATA:
Net sales                                                $ 2,605,468   $ 2,055,598   $ 1,721,316   $ 1,331,002   $  864,219
Cost of goods sold                                         2,253,277     1,773,632     1,491,079     1,159,593      740,009
    Gross profit                                             352,191       281,966       230,237       171,409      124,210
Operating expenses                                           302,176       242,625       198,646       146,344      103,568
    Operating profit                                          50,015        39,341        31,591        25,065       20,642
Other income (expense):
  Interest expense                                            (6,593)       (5,388)       (4,411)       (2,978)      (1,346)
  Nonrecurring merger expenses                                     -        (3,812)            -             -            -
  Gain on sale of investment                                       -           768             -             -            -
  Other, net                                                     (66)          342           195           111          176
    Other expense, net                                        (6,659)       (8,090)       (4,216)       (2,867)      (1,170)
Earnings before income taxes                                  43,356        31,251        27,375        22,198       19,472
Income tax expense                                            16,475        12,000         9,965         8,298        7,145
    Net earnings                                         $    26,881   $    19,251   $    17,410   $    13,900   $   12,327

PER SHARE DATA:
Weighted average common shares outstanding                    14,168        13,772        13,398        12,810       12,059
Basic net earnings per common share                      $      1.90   $      1.40   $      1.30   $      1.09   $     1.02
Pro forma basic net earnings per common share(1)(2)             1.90          1.54          1.26          1.07         0.98
Weighted average common shares and dilutive
  potential common shares outstanding                         14,769        14,219        13,925        13,341       12,536
Diluted net earnings per common share                    $      1.82   $      1.35   $      1.25   $      1.04   $     0.98
Pro forma diluted net earnings per common share(1)(2)           1.82          1.49          1.21          1.02         0.94
Book value per share                                     $     20.16   $     13.42   $     11.67   $     10.35   $     8.43
Closing price per share                                        51.27         24.38         28.13         21.00        15.25

BALANCE SHEET AND OTHER DATA:
Working capital                                          $    96,470   $    70,879   $    63,280   $    60,131   $   49,397
Property, plant and equipment, net                           143,142       113,930        93,402        78,006       61,884
Depreciation and amortization                                 17,877        14,137        11,501         8,592        6,128
Capital expenditures                                          30,992        26,006        26,663         9,054        9,703
Total assets                                                 709,696       462,045       387,712       308,945      202,807
Short-term debt (including current
  installments of long-term debt)                              1,966           703           797           867          814
Long-term debt                                               114,492        92,404        74,305        54,748       16,134
Shareholders' equity                                         357,717       189,344       157,085       137,949      105,468
Total capital                                            $   474,175   $   282,451   $   232,187   $   193,564   $  122,416
Debt-to-capital ratio                                           24.6%         33.0%         32.3%         28.7%        13.8%
Pro forma return on equity(1)(2)(3)                             12.4%         12.3%         11.4%         11.2%        14.3%
P/E ratio                                                       28.2          18.1          22.5          20.2         15.6

(1)  Pro forma adjustments to net earnings per common share and return on equity add back nonrecurring merger expenses and adjust income taxes as if NorthCenter was taxed as a C-corporation for income tax purposes rather than as an S-corporation prior to the merger of NorthCenter in February 1999.
(2)  1999 excludes a nonrecurring gain of $768 on the sale of an investment.
(3)  Return on equity for 2000 is adjusted for the impact of the common stock offering, completed in December 2000.


Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.

     The  following  discussion and analysis  should  be
read   in   conjunction   with  "Selected   Consolidated
Financial   Data"   and   our   consolidated   financial
statements and the related notes included elsewhere in this Form 10-K.

Introduction

     Performance  Food Group was founded in  1987  as  a
result   of   the  combination  of  various  foodservice
businesses,  and  has  grown  both  internally   through
increased  sales  to  existing  and  new  customers  and
through    acquisitions    of    existing    foodservice
distributors. We derive our revenue primarily  from  the
sale  of  food and non-food products to the foodservice,
or   "food-away-from-home,"  industry.   The   principal
components of our expenses include cost of goods sold, which represents the amounts paid to manufacturers and growers for products sold, and operating expenses, which include primarily labor-related expenses, delivery costs and occupancy expenses related to our facilities.

     A  portion  of our growth in net sales  during  the
years  discussed  below was due  to  acquisitions.   The
"Business Combinations" section below summarizes our acquisitions since the beginning of 1999.

RESULTS OF OPERATIONS

      The following table sets forth, for the years indicated, the components of our consolidated statements of earnings expressed as a percentage of net sales:

                                2000      1999      1998
Net sales                      100.0 %   100.0 %   100.0 %
Cost of goods sold              86.5      86.3      86.6
  Gross profit                  13.5      13.7      13.4
Operating expenses              11.6      11.8      11.6
  Operating profit               1.9       1.9       1.8
Other expense, net               0.2       0.4       0.2
  Earnings before income taxes   1.7       1.5       1.6
Income tax expense               0.7       0.6       0.6
  Net earnings                   1.0 %     0.9 %     1.0 %

Comparison of 2000 to 1999

     Net  sales.   Net  sales increased 26.7%  to  $2.61
billion for 2000 from $2.06 billion for 1999. Net sales in our existing operations increased 22.6% over 1999, while acquisitions contributed the remaining 4.1% of our total net sales growth for 2000. Net sales in existing operations exclude the net sales of an acquired business for the first 12 months following the acquisition date of that business. Inflation amounted to approximately
1.0% in 2000.

     Gross  profit.   Gross profit  increased  24.9%  to
$352.2  million  in 2000 from $282.0  million  in  1999.
Gross profit margin, which we define as gross profit  as
a  percentage of net sales, decreased to 13.5%  in  2000
compared to 13.7% in 1999. The decrease in gross profit margin was due primarily to increased sales to certain of our chain customers, which generally are higher volume, lower gross margin accounts.

     Operating  expenses.  Operating expenses  increased
24.5%  to $302.2 million in 2000 from $242.6 million  in
1999.  As  a percentage of net sales, operating expenses
decreased  to  11.6%  in 2000 from 11.8%  in  1999.  The
decrease  in operating expenses as a percentage  of  net
sales   was  due  mainly  to  increased  sales  in   our
customized distribution segment, which has a lower operating expense ratio, which we define as the ratio of operating expenses to net sales, than our broadline and fresh-cut segments, offset in part by higher fuel costs.

     Operating profit.  Operating profit increased 27.1%
to  $50.0  million in 2000 from $39.3 million  in  1999.
Operating  profit margin, which we define  as  operating
profit  as a percentage of net sales, was 1.9% for  2000
and 1999.

     Other expense, net. Other expense, net, decreased to $6.7 million in 2000 from $8.1 million in 1999. Other expense, net, included interest expense of $6.6 million in 2000 and $5.4 million in 1999. Other expense, net, for 1999 also included nonrecurring merger expenses related to the NorthCenter merger of $3.8 million and a gain of $768,000 on the sale of an investment.

     Income  tax expense.  Income tax expense  increased
to  $16.5  million in 2000 compared to $12.0 million  in
1999. The effective tax rate decreased to 38.0% in  2000
from 38.4% in 1999. The fluctuation in the effective tax rate was due primarily to the merger with NorthCenter, which was taxed as an S-corporation for income tax purposes prior to the merger with us during the first quarter of 1999.

     Net  earnings.   Net  earnings increased  39.6%  to
$26.9  million in 2000 from $19.3 million in  1999.  For
2000,   net  earnings  as  a  percentage  of  net  sales
increased to 1.0% from 0.9% in 1999.

Comparison of 1999 to 1998

     Net  sales.   Net  sales increased 19.4%  to  $2.06
billion  for 1999 compared with $1.72 billion for  1998.
Net  sales  in  our existing operations increased  14.7%
over  1998, while acquisitions contributed an additional
4.7% to our net sales growth. Excluding the effect of the 53rd week in 1998, net sales increased by 21.3% over 1998, and net sales in our existing operations increased by 16.5% over 1998. Inflation was insignificant in 1999.

     Gross  profit.   Gross profit  increased  22.5%  to
$282.0  million in 1999 compared with $230.2 million  in
1998.  Gross  profit margin increased to 13.7%  in  1999
compared to 13.4% in 1998. The increase in gross profit margin was due primarily to improved profit margins at many of our broadline locations.

     Operating  expenses.  Operating expenses  increased
22.1%  to $242.6 million in 1999 from $198.6 million  in
1998.  As  a percentage of net sales, operating expenses
increased to 11.8% in 1999 compared with 11.6% in  1998.
The  increase  in operating expenses as a percentage  of
net  sales  primarily reflected increased  labor  costs,
including  recruiting and training additional personnel,
mainly in the transportation and warehouse areas,  which
are  an  integral  part  of  our  distribution  service.
Operating expenses were also impacted by the start-up of
a   new  customized  distribution  facility  to  service
certain of our chain customers, which became operational in mid-1999.

     Operating profit. Operating profit increased 24.5% to $39.3 million in 1999 from $31.6 million in 1998.
Operating profit as a percentage of net sales also increased to 1.9% for 1999 from 1.8% for 1998.

     Other  expense, net.  Other expense, net, increased
to  $8.1  million in 1999 from $4.2 million in 1998.  In
1999,  other  expense,  net, included  $3.8  million  of
nonrecurring  expenses  related  to  the   merger   with
NorthCenter.  Other  expense,  net,  includes   interest
expense,  which increased to $5.4 million in  1999  from
$4.4  million in 1998. The increase in interest  expense
was  due primarily to higher debt levels as a result  of
our    various   acquisitions   and   working    capital
requirements. Partially offsetting these expenses in 1999 was a $768,000 nonrecurring gain on the sale of an investment.

     Income  tax expense.  Income tax expense  increased
20.4% to $12.0 million in 1999 from $10.0 million in 1998 as a result of higher pre-tax earnings. As a percentage of earnings before income taxes, income tax expense was 38.4% in 1999 versus 36.4% in 1998. The increase in the effective tax rate was due primarily to the merger with NorthCenter, which was treated as an S-corporation for income tax purposes prior to its merger with us. As an S-corporation, NorthCenter was not subject to income taxes prior to the merger, but following the merger, NorthCenter became subject to income taxes for all periods after the merger.

     Net  earnings.   Net  earnings increased  to  $19.3
million  in  1999  from  $17.4 million  in  1998.  As  a
percentage of net sales, net earnings decreased to  0.9%
in 1999 from 1.0% in 1998.

Liquidity and Capital Resources

     We  have  historically financed our operations  and
growth   primarily  with  cash  flows  from  operations,
borrowings under credit facilities, the issuance of long-term debt, operating leases, normal trade credit terms and the sale of our common stock. Despite our growth in net sales, we have reduced our working capital needs by financing our investment in inventory principally with accounts payable and outstanding checks in excess of deposits.

     Cash   Flows   from  Operating  Activities.    Cash
provided  by operating activities was $14.6  million  in
2000.  In  2000,  the  primary  sources  of  cash   from
operating  activities  were net earnings  and  increased
levels  of  trade payables, accrued expenses and  income
taxes  payable, partially offset by increased levels  of
trade  receivables  and inventories.  Cash  provided  by
operating activities was $47.0 million and $24.3 million
in  1999  and  1998, respectively. In 1999, the  primary
sources  of  cash  from operating  activities  were  net
earnings  and  increased levels of  trade  payables  and
accrued  expenses, partially offset by increased  levels
of  inventories.  In 1998, the primary sources  of  cash
from   operating  activities  were  net   earnings   and
increased levels of trade payables and accrued expenses,
partially   offset   by  increased   levels   of   trade
receivables.

     Cash  Used by Investing Activities.  Cash  used  by
investing  activities  was  $153.5  million   in   2000.
Investing activities primarily include additions to  and
disposals  of  property, plant  and  equipment  and  the
acquisition  of  businesses. Our  capital  expenditures,
excluding acquisitions of businesses, in 2000 were $31.0
million.   Cash  used  by investing activities  in  2000
included  $124.2  million  paid  as  a  portion  of  the
purchase   price  of  Redi-Cut  Foods,  Inc.   and   its
affiliates,  Kansas City Salad, L.L.C.  and  K.C.  Salad
Real   Estate,  L.L.C.,  collectively  "Redi-Cut,"   and
Carroll County Foods, Inc., net of cash on hand at these
acquired  companies, and payments  made  to  the  former
shareholders of AFFLINK Incorporated and Dixon Tom-A-Toe
Companies,  Inc.  as  a  result of  certain  contractual
obligations under those purchase agreements.  Cash  used
by  investing  activities was $41.8  million  and  $47.1
million  for  1999 and 1998, respectively.  During  1999
and  1998,  we  paid  $18.1 million and  $23.9  million,
respectively, for the acquisition of businesses, net  of
cash  on  hand  at  the acquired companies.   Our  total
capital   expenditures,   excluding   acquisitions    of
businesses, for 1999 and 1998 were $26.0 million and $26.7 million, respectively. In 1999 and 1998, proceeds from the sale of property, plant and equipment totaled
$1.1 million and $3.6 million, respectively. Investing activities in 1999 also included $1.6 million from the sale of an investment.

     Cash   Provided  by  Financing  Activities.    Cash
provided  by financing activities was $151.8 million  in
2000.   In  2000,  cash flows from financing  activities
included an increase in outstanding checks in excess  of
deposits  of  $19.0  million, net  borrowings  of  $12.0
million  on our revolving credit facility, $3.5  million
of  proceeds  from industrial revenue  bonds  issued  to
finance  the  construction of a  new  produce-processing
facility,  proceeds of $124.4 million from the  issuance
of  additional common stock and proceeds of $5.1 million
from  the exercise of stock options. In 2000, cash  used
by  financing activities included $800,000 of  principal
payments on long-term debt and $11.9 million paid by  us
to  repurchase shares of our common stock  in  the  open
market  for use in connection with our employee  benefit
plans.   Cash  used  in  financing activities  was  $7.4
million   in   1999  and  cash  provided  by   financing
activities   was  $26.7  million  in  1998.    Financing
activities  included net borrowings  in  1999  of  $13.3
million  and  net  repayments in 1998 of  $26.6  million
under   our   revolving   credit  facility.    Financing
activities   in  1999  also  included  a   decrease   in
outstanding  checks  in  excess  of  deposits  of  $20.1
million,  principal payments on long-term debt  of  $9.2
million  and  $1.0  million distributed  to  the  former
shareholders of NorthCenter prior to its merger with one
of  our subsidiaries. Finally, in 1999, we received cash
flows of $5.0 million from the exercise of stock options
and  proceeds  of  $4.6  million from  the  issuance  of
industrial revenue bonds to finance the construction  of
a  new  produce-processing  facility.  Cash  flows  from
financing  activities in 1998 included  an  increase  in
outstanding  checks  in  excess  of  deposits  of  $10.8
million and $1.8 million from the exercise of stock options. Financing activities in 1998 also included repayment of promissory notes totaling $7.3 million, payments on long-term debt of $1.6 million, and $451,000 distributed to the former shareholders of NorthCenter.
Lastly, we received proceeds of $50.0 million from the issuance of our 6.77% senior notes in May 1998.

     On  March 5, 1999, we entered into an $85.0 million
revolving  credit  facility with a group  of  commercial
banks  that  replaced our existing $30.0 million  credit
facility.   In addition, we entered into a $5.0  million
working capital line of credit with the lead bank of the
group.   Collectively, these two facilities are referred
to as the "Credit Facility." The Credit Facility expires
in   March   2002.  Approximately  $47.0   million   was
outstanding  under the Credit Facility at  December  30,
2000. The Credit Facility also allows the issuance of up
to  $10.0  million  of  standby letters  of  credit.  At
December 30, 2000, we were liable for approximately $9.7
million  of  outstanding letters of credit  that  reduce
amounts available under the Credit Facility. At December
30,  2000,  we  had  $33.3 million available  under  the
Credit  Facility, subject to compliance  with  customary
borrowing conditions. The Credit Facility bears interest
at LIBOR plus a spread over LIBOR, which varies based on
the  ratio  of  our  funded debt to total  capital.   At
December 30, 2000, borrowings under the Credit Facility bore interest at 7.18% per annum. Additionally, the Credit Facility requires the maintenance of certain financial ratios as defined in the credit agreement.

     On  March 19, 1999, one of our subsidiaries  issued
$9.0  million of tax-exempt industrial revenue bonds  to
finance   the   construction  of  a   produce-processing
facility.   Approximately $8.1 million of  the  proceeds
from  these bonds had been used as of December 30, 2000.
Interest  on  these  bonds varied as determined  by  the
remarketing  agent  for the bonds and was  approximately
5.00%  per  annum at December 30, 2000. The  bonds  were
secured  by  a  letter of credit issued by a  commercial
bank  and  mature in March 2019.  On January  31,  2001,
these  bonds were refinanced with the proceeds  of  $9.0
million taxable revenue bonds issued by Fresh Advantage,
Inc., one of our subsidiaries, in order to free us  from
certain  restrictive covenants applicable to issuers  of
tax-exempt  bonds.   Like  the tax-exempt  bonds,  these
taxable   bonds   bear  interest  at  a  variable   rate
determined by a remarketing agent, are secured by a letter of credit issued by a commercial bank, and mature in March 2019.

     During the third quarter of 1999, we increased  our
master  operating lease facility from $42.0  million  to
$47.0  million. This facility is being used to construct
four  distribution  centers. Two of  these  distribution
centers  became  operational in early 1999,  one  became
operational  in  the second quarter  of  2000,  and  the
remaining property is scheduled to become operational in
the  second  quarter of 2001. Under this  facility,  the
lessor owns the distribution centers, incurs the related
debt  to construct the properties and thereafter  leases
each  property  to us. We have entered into  leases  for
three  of  the properties and have also entered  into  a
commitment  to lease the fourth property  for  a  period
beginning upon completion of that property. All of these
leases  end on September 12, 2002, including extensions.
Upon  the expiration of the leases, we may seek to renew
the  leases. If we are unable to or choose not to  renew
the leases, we have the option of selling the properties
to  third parties or purchasing the properties at  their
original  cost.  If  the properties are  sold  to  third
parties  for  less than 88% of their aggregate  original
cost,   we   are  obligated,  under  a  residual   value
guarantee,  to  pay the lessor an amount  equal  to  the
shortfall.  There can be no assurance that  we  will  be
able to renew the leases or sell the properties to third
parties,  and  we  will  require substantial  additional
financing   if   we  are  required  to  purchase   these
properties  upon the expiration of the master  operating
lease facility. Because of the location and condition of
each  property, we believe that the fair  value  of  the
properties included in this facility could eliminate  or
substantially  reduce our exposure  under  the  residual
value guarantee, although there can be no assurance that
we will not be required to make payments to satisfy this
guarantee.   Through  December  30,  2000,  construction
expenditures by the lessor under this facility were approximately $43.0 million.

     On  June  9, 2000, we entered into a $60.0  million
master operating lease facility to construct or purchase
various  office buildings and distribution centers.   As
of  December 30, 2000, one distribution center had  been
purchased  and construction of one office  building  and
one  distribution center had begun under this  facility.
Under  this  facility, the lessor owns  the  properties,
incurs  the  related debt to construct or  purchase  the
properties  and thereafter leases each property  to  us.
We have entered into a commitment to lease each property
for   a   period   beginning  upon  the  completion   of
construction or acquisition of that property and  ending
on  June 9, 2005.  Upon the expiration of the leases, we
may  seek to renew the leases.  If we are unable  to  or
choose  not to renew the leases, we have the  option  to
sell  the  properties to third parties or  purchase  the
properties  at  their original cost.  If the  properties
are  sold  to third parties for less than 85%  of  their
aggregate  original  cost, we  are  obligated,  under  a
residual  value guarantee, to pay the lessor  an  amount
equal to the shortfall.  There can be no assurance  that
we  will  be  able  to  renew the  leases  or  sell  the
properties  to  third  parties,  and  we  will   require
substantial  additional financing if we are required  to
purchase  these  properties upon the expiration  of  the
master   operating  lease  facility.   Because  of   the
location  and  condition of the  existing  property,  we
believe  that the anticipated fair value of the property
could  eliminate  or substantially reduce  our  exposure
under the residual value guarantee with respect to  that
property.   However, there can be no assurance  that  we
will  not  be required to make payments to satisfy  this
guarantee  either with respect to the existing  property
or  any  other  properties which may be  constructed  or
purchased  in  the future under this facility.   Through
December  30,  2000,  construction expenditures  by  the
lessor  under  this  facility  were  approximately  $7.7
million.

     In  May  1998, we issued $50.0 million of unsecured
6.77% senior notes in a private placement. These notes are due May 8, 2010. Interest is payable semi-annually.
The senior notes require the maintenance of certain financial ratios as defined in the note agreements.
Proceeds of the issue were used to repay amounts outstanding under our credit facilities and for general corporate purposes.

     We  believe  that  cash flow  from  operations  and
borrowings  under our credit facilities and  our  master
operating  lease facilities will be sufficient  to  fund
our   operations  and  capital  expenditures   for   the
foreseeable  future.   However, we will  likely  require
additional sources of financing to the extent that we make additional acquisitions in the future.

Business Combinations

     On  August 4, 2000, we acquired the common stock of
Carroll County Foods, Inc., a privately owned, broadline
foodservice distributor based in New Windsor,  Maryland.
Carroll   County  provides  products  and  services   to
traditional  foodservice  accounts  in  a  region   that
includes   Baltimore,  Maryland  and  Washington,   D.C.
Carroll  County had 1999 net sales of approximately  $45
million.  The  aggregate consideration  payable  to  the
former  shareholders  of Carroll County  is  subject  to
increase  in  certain circumstances.   On  December  13,
2000,  we  acquired  the capital stock  of  Redi-Cut,  a
privately   owned  fresh-cut  produce   processor   with
facilities  in  Franklin Park,  Illinois,  a  suburb  of
Chicago,  and  Kansas City, Missouri.   Redi-Cut,  which
provides   fresh-cut  produce  mainly   to   third-party
distributors for resale primarily to national quick-service restaurants and other sectors of the "food-away-from-home" industry, had 1999 net sales of approximately
$113 million.

     On  February  26, 1999, we completed a merger  with
NorthCenter    Foodservice   Corporation,    in    which
NorthCenter   became   our  wholly   owned   subsidiary.
NorthCenter    was   a   privately   owned   foodservice
distributor based in Augusta, Maine, and had 1998 net sales of approximately $98 million. The merger was accounted for as a pooling-of-interests and resulted in the issuance of approximately 850,000 shares of our common stock in exchange for all of the outstanding stock of NorthCenter. Accordingly, our consolidated financial statements for periods prior to the merger have been restated to include the accounts and results of operations of NorthCenter.

     On August 28, 1999, we acquired the common stock of
Dixon   Tom-A-Toe  Companies,  Inc.,  an   Atlanta-based
privately  owned processor of fresh-cut  produce.  Dixon
has operations in the southeastern and midwestern United
States.  Its  operations  have been  combined  with  our
subsidiary Fresh Advantage, Inc. On August 31, 1999, our
subsidiary, AFI Foodservice Distributors, Inc., acquired
certain net assets of State Hotel Supply Company,  Inc.,
a  privately  owned meat processor based in Newark,  New
Jersey.  State Hotel provides Certified Angus  Beef  and
other custom-cut meats to restaurants and food retailers
in New York City and the surrounding region. On December
13,  1999,  our subsidiary, Virginia Foodservice  Group,
Inc.,  acquired certain net assets of Nesson Meat Sales,
a  privately  owned  meat processor  based  in  Norfolk,
Virginia. Nesson supplies Certified Angus Beef and other
custom-cut  meats  to restaurants and other  foodservice
operations in the mid-Atlantic region.  Together, Dixon,
State   Hotel  and  Nesson  had  1998  net  sales   that
contributed approximately $100 million to our operations on an annualized basis.

     In  2000,  we paid a total of approximately  $124.2
million  and  issued  a  total of approximately  637,000
shares  of  our  common stock for  the  acquisitions  of
Carroll   County  and  Redi-Cut  and   to   the   former
shareholders of AFFLINK Incorporated, which was acquired
prior  to  1999,  and  Dixon  as  a  result  of  certain
contractual  obligations in those  purchase  agreements.
In  1999, we paid a total of approximately $18.1 million
and  issued a total of approximately 304,000  shares  of
our  common  stock for the acquisition of  Dixon,  State
Hotel  and  Nesson  and  to the former  shareholders  of
AFFLINK,  AFI  Food  Service and  Virginia  Foodservice,
which  were  acquired  prior to 1999,  as  a  result  of
certain   contractual  obligations  in  those   purchase
agreements.

     The  acquisitions  of Dixon, State  Hotel,  Nesson,
Carroll  County  and  Redi-Cut have been  accounted  for
using  the  purchase  method;  therefore,  the  acquired
assets  and  liabilities  have been  recorded  at  their
estimated  fair values at the dates of acquisition.  The
excess  of  the  purchase price over the fair  value  of
tangible  net assets acquired in these acquisitions  was
approximately $157.1 million and is being amortized on a
straight-line basis over estimated lives ranging from  5
to  40  years.  The preliminary allocation of the excess
purchase price of the Redi-Cut acquisition is subject to
adjustment  in  2001.  As noted above, the consideration
payable  to  the former owners of some of the businesses
we  have  acquired  is  subject to increase  in  certain
circumstances.   We may be required to issue  additional
shares and make additional payments in the future to the former owners of Carroll County and AFFLINK.

Recently Issued Accounting Pronouncements

     During  1998,  the  Financial Accounting  Standards
Board, or FASB, issued Statement of Financial Accounting
Standards,  or SFAS, No. 133, Accounting for  Derivative
Instruments and Hedging Activity, which is effective for periods beginning after June 15, 1999. In May 1999, FASB issued SFAS No. 137, Deferral of the Effective Date of
SFAS  133,  Accounting  for Derivative  Instruments  and
Hedging Activities. SFAS No. 137 delayed the effective date of SFAS No. 133 by one year. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative
Instruments and Hedging Activities, an Amendment of FASB
Statement  No. 133. In September 2000, the  FASB  issued
SFAS No. 140, Accounting for Transfers and Servicing  of
Financial Assets and Extinguishment of Liabilities. We will be required to adopt the provisions of these standards with our fiscal year beginning on December 31, 2000. Management believes the effect of the adoption of these standards on us will be limited to financial statement presentation and disclosure and will not have a material effect on our financial condition or results of operations.

Quarterly Results And Seasonality

     Set forth below is certain summary information with
respect  to  our  operations for the most  recent  eight
fiscal   quarters.  Historically,  the  restaurant   and
foodservice business is seasonal, with lower sales in the first quarter. Consequently, we may experience lower net sales during the first quarter, depending on the timing of any acquisitions. Management believes our quarterly net sales will continue to be impacted by the seasonality of the restaurant business.

                                                                           2000
                                                         (In thousands, except per share amounts)
                                                           1st        2nd        3rd       4th
                                                         Quarter    Quarter    Quarter    Quarter
Net sales.............................................. $579,750   $654,603   $693,127   $677,988
Gross profit...........................................   77,409     86,979     93,223     94,580
Operating profit.......................................    7,564     12,388     15,139     14,924
Earnings before income taxes...........................    6,244     10,860     13,433     12,819
Net earnings...........................................    3,871      6,733      8,329      7,948
Basic net earnings per common share....................     0.28       0.49       0.60       0.54
Diluted net earnings per common share..................     0.27       0.47       0.57       0.51

                                                                           1999
                                                         (In thousands, except per share amounts)
                                                           1st        2nd        3rd       4th
                                                         Quarter    Quarter    Quarter    Quarter
Net sales.............................................. $466,378   $501,960   $534,583   $552,677
Gross profit...........................................   62,993     67,855     74,375     76,743
Operating profit.......................................    6,280     10,076     12,109     10,876
Earnings before income taxes...........................    1,176      8,829     11,672      9,574
Net earnings...........................................      651      5,430      7,236      5,934
Basic net earnings per common share....................     0.05       0.40       0.52       0.42
Diluted net earnings per common share..................     0.05       0.39       0.50       0.41
Pro forma basic net earnings per common share(1)(2)....     0.23       0.40       0.49       0.42
Pro forma diluted net earnings per common share(1)(2)..     0.22       0.39       0.47       0.41

  1) Pro forma adjustments to net earnings per common share add back nonrecurring merger expenses and adjust income taxes as if NorthCenter, which merged with one of our subsidiaries in February 1999, were taxed as a C-corporation for income tax purposes rather than as an S-corporation prior to the merger. As an S-corporation, NorthCenter was not subject to income taxes for periods prior to the merger. NorthCenter became subject to income taxes for all periods following the merger.

  2) 1999 excludes a nonrecurring gain of $768,000 on the sale of an investment.

Item 7A. Quantitative  and Qualitative  Disclosures
         About Market Risk.

     Our   primary   market   risks   are   related   to
fluctuations in interest rates and changes in  commodity
prices.  Our primary interest rate risk is from changing
interest  rates  related  to  our  long-term  debt.   We
currently  manage  this risk through  a  combination  of
fixed and floating rates on these obligations. For fixed-
rate  debt, interest rate changes affect the fair market
value  of  the debt but do not impact earnings  or  cash
flows.  For  floating-rate debt, interest  rate  changes
generally  do  not affect the fair market value  of  the
debt  but impact earnings and cash flows, assuming other
facts  remain  constant. As of December  30,  2000,  our
total debt consisted of fixed and floating rate debt  of
$52.5   million   and   $64.0   million,   respectively.
Substantially all of our floating rate debt is based on LIBOR.

     At  December 30, 2000, the fair market value of our
fixed-rate   debt  was  approximately   $53.6   million.
Holding other variables constant, such as debt levels, a one percentage point decrease in interest rates would increase the unrealized fair market value of the fixed-rate debt by approximately $4.0 million. The earnings and cash flow impact for the next year resulting from a one percentage point increase in interest rates on floating-rate debt would be approximately $639,000, holding other variables constant.

     From time to time, we use forward swap contracts for hedging purposes to reduce the effect of changing fuel prices. These contracts are recorded using hedge accounting. Under hedge accounting, the gain or loss on the hedge is deferred and recorded as a component of the underlying expense. As of December 30, 2000, we had no outstanding forward swap contracts.


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


Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.

         None.


                        PART III

Item 10. Directors and Executive Officers of the
         Registrant.

       The Proxy Statement issued in connection with the shareholders' meeting to be held on May 2, 2001 contains under the caption "Proposal 1: Election of Directors" information required by Item 10 of Form 10-K and is incorporated herein by reference. Pursuant to General
Instruction G(3), certain information concerning our executive officers is included in Part I of this Form 10-
K, under the caption "Executive Officers."

Item 11. Executive Compensation.

       The Proxy Statement issued in connection with the shareholders' meeting to be held on May 2, 2001 contains under the caption "Executive Compensation" information required by Item 11 of Form 10-K and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial
         Owners and Management.

       The Proxy Statement issued in connection with the
shareholders' meeting to be held on May 2, 2001 contains
under   the  captions  "Security  Ownership  of  Certain
Beneficial   Owners"  and  "Proposal  1:   Election   of
Directors" information required by Item 12 of Form 10-K and is incorporated herein by reference.

Item 13. Certain Relationships and Related
         Transactions.

       The Proxy Statement issued in connection with the shareholders' meeting to be held on May 2, 2001 contains under the caption "Certain Transactions" information required by Item 13 of Form 10-K and is incorporated herein by reference.

                            PART IV

Item 14. Exhibits,  Financial Statement Schedules  and
         Reports on Form 8-K.

(a). 1. Financial Statements. See index to Financial Statements on page 21 of this Form 10-K.

      2. Financial Statement Schedules.  See index to Financial
         Statement Schedules on page 21 of this Form 10-K.

      3. Exhibits:

Exhibit
Number                       Description

A. Incorporated by reference to our Registration Statement on Form S-1 (No. 33-64930):

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

B. Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended January 1, 1994:

10.11  --  First  Amendment to the Trust  Agreement
           for   Pocahontas  Food  Group,  Inc.  Employee
           Savings and Stock Ownership Plan.

10.12  --  Performance  Food Group  Employee  Stock
           Purchase Plan.

Exhibit
Number                       Description

C. Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended April 2, 1994:

10.13  --  Amendment to Loan Agreement dated  March
           4,  1994  by and among Performance Food  Group
           Company  Employee Savings and Stock  Ownership
           Plan,  First Tennessee Bank, N.A., Performance
           Food  Group  Company and Third National  Bank,
           Nashville, Tennessee.

D. Incorporated by Reference to our Report on Form 8-K dated January 3, 1995:

10.14  --  Second Amendment to Loan Agreement dated
           January 3, 1995 between Performance Food Group
           Company,  Employee Savings and Stock Ownership
           Trust,  First Tennessee Bank, N.A. as trustee,
           Performance  Food  Group  Company  and   Third
           National Bank, Nashville, Tennessee.

E.     Incorporated by Reference to our Annual Report on
       Form 10-K for the fiscal year ended December 28, 1996:

10.15  --  Performance  Food  Group  Company  Employee
           Savings and Stock Ownership Plan Savings Trust.

F. Incorporated by Reference to our Report on Form 8-K dated May 20, 1997:

10.16  --  Rights Agreement dated as of May 16, 1997
           between  Performance Food  Group  Company  and
           First Union National Bank of North Carolina, as Rights Agent.

G.     Incorporated  by  Reference  to  our  Quarterly
       Report on Form 10-Q for the quarter ended September 27, 1997:

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

10.18  --  Lease Agreement dated as of August 29,  1997
           between First Security Bank, National Association and Performance Food Group Company.

H. Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 27, 1997:

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

10.20  --  Form  of Change in Control  Agreement  dated
           October 29, 1997 with certain key executives.

I. Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 27, 1998:

10.21  --  Form of Note Purchase Agreement dated  as  of
           May 8, 1998 for 6.77% Senior Notes due May 8, 2010.

J. Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended January 2, 1999:

10.22   -- Performance  Food  Group  Company  Executive
           Deferred Compensation Plan.

K. Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended April 3, 1999:

10.23  --  Revolving Credit Agreement dated as of March
           5, 1999.

10.24  --  Letter of Credit and Reimbursement Agreement
           by and among KMB Produce, Inc. and First Union
           National Bank, dated as of March 1, 1999.

10.25  --  Guaranty Agreement by and among  Performance
           Food Group Company and First Union National Bank, dated as of March 1, 1999.

L. Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended October 2, 1999:

10.26  --  First Amendment to Certain Operative Agreements
           dated August 31, 1999.

M. Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended July 1, 2000:

10.27  --  Participation Agreement dated as of June 9,
           2000 for the $60 million master operating lease agreement.

Exhibit
Number                       Description

10.28  --  Lease Agreement dated as of June 9, 2000 for
           the $60 million master operating lease agreement.

N.     Filed herewith:

10.29  --  First Amendment of Credit Agreement dated
           as  of  September 27, 2000, among  Performance
           Food Group Company, the lenders party thereto and First Union National Bank.

10.30  --  Second  Amendment  to  Credit  Agreement
           dated   as   of   December  13,  2000,   among
           Performance Food Group Company, the lenders party thereto and First Union National Bank.

10.31  --  Third Amendment to Credit Agreement dated
           as  of  December  13, 2000, among  Performance
           Food Group Company, the lenders party thereto and First Union National Bank.

10.32  --  First Amendment to Certain Operative
           Agreements dated as of December 13, 2000.

10.33  --  Second Amendment to Certain Operative
           Agreements dated as of December 13, 2000.

21     --  List of Subsidiaries.

23.1   --  Consent of Independent Auditors.

(b)    Reports on Form 8-K:

       We filed a report on Form 8-K dated November 27, 2000 (as amended by a Form 8-K/A dated December
       8, 2000) during the quarter ended December 30, 2000 to report our acquisition of Redi-Cut.

                           SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 23, 2001.

                     PERFORMANCE FOOD GROUP COMPANY

                     By:  /s/ Robert C. Sledd
                              Robert C. Sledd
                              Chairman and Chief Executive Officer


Pursuant  to the requirements of the Securities Exchange
Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

        Signature                    Title                           Date

  /s/ Robert C. Sledd   Chairman, Chief Executive Officer and   March 23, 2001
      Robert C. Sledd   Director [Principal Executive Officer]

  /s/ C. Michael Gray   President, Chief Operating Officer and  March 23, 2001
      C. Michael Gray   Director

  /s/ Roger L. Boeve    Executive Vice President and Chief      March 23, 2001
      Roger L. Boeve    Financial Officer [Principal Financial
                        Officer and Principal Accounting
                        Officer]

 /s/ Charles E. Adair   Director                                March 23, 2001
     Charles E. Adair

 /s/ Fred C. Goad, Jr.  Director                                March 23, 2001
     Fred C. Goad, Jr.

 /s/ Timothy M. Graven  Director                                March 23, 2001
     Timothy M. Graven

 /s/ H. Allen Ryan      Director                                March 23, 2001
     H. Allen Ryan

 /s/ John E. Stokely    Director                                 March 23, 2001
     John E. Stokely



                     Independent Auditors' Report



The Board of Directors
Performance Food Group Company:

We have audited the accompanying consolidated balance sheets of Performance Food Group Company and subsidiaries (the "Company") as of December 30, 2000 and January 1, 2000, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the fiscal years in the three-year period ended December 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Performance Food Group Company and subsidiaries as of December 30, 2000 and January 1, 2000, and the results of their operations and their cash flows for each of these fiscal years in the three-year period ended December 30, 2000, in conformity with accounting principles generally accepted in the United States of America.


                                             /s/ KPMG LLP

Richmond, Virginia
February 5, 2001



CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share amounts)               2000            1999
ASSETS
Current assets:
  Cash                                                             $  18,530       $   5,606
  Trade accounts and notes receivable, less allowance for
    doubtful accounts of $4,832 and $4,477                           167,444         119,126
  Inventories                                                        123,586         108,550
  Prepaid expenses and other current assets                            4,364           4,030
  Deferred income taxes                                               10,332           5,570
    Total current assets                                             324,256         242,882
Property, plant and equipment, net                                   143,142         113,930
Goodwill, net of accumulated amortization of $9,025 and $5,941       234,421          97,975
Other intangible assets, net of accumulated
  amortization of $2,840 and $1,926                                    4,890           5,353
Other assets                                                           2,987           1,905
    Total assets                                                   $ 709,696       $ 462,045

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Outstanding checks in excess of deposits                         $  33,330       $  14,082
  Current installments of long-term debt                               1,966             703
  Trade accounts payable                                             134,986         116,821
  Accrued expenses                                                    49,769          36,751
  Income taxes payable                                                 7,735           3,646
    Total current liabilities                                        227,786         172,003
Long-term debt, excluding current installments                       114,492          92,404
Deferred income taxes                                                  9,701           8,294
    Total liabilities                                                351,979         272,701

Shareholders' equity:
  Preferred stock, $.01 par value; 5,000,000 shares authorized;
    no shares issued, preferences to be defined when issued                -               -
  Common stock, $.01 par value; 50,000,000 shares authorized;
    17,740,168 and 14,112,151 shares issued and outstanding              177             141
  Additional paid-in capital                                         243,586         102,681
  Retained earnings                                                  115,738          88,857
                                                                     359,501         191,679
  Loan to leveraged employee stock ownership plan                     (1,784)         (2,335)
    Total shareholders' equity                                       357,717         189,344
Commitments and contingencies (notes 4,7,8,9,11,12, and 14)                -               -
    Total liabilities and shareholders' equity                     $ 709,696       $ 462,045

See accompanying notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF EARNINGS

(Dollar amounts in thousands, except per share amounts)          2000            1999            1998
Net sales                                                    $ 2,605,468     $ 2,055,598     $ 1,721,316
Cost of goods sold                                             2,253,277       1,773,632       1,491,079
    Gross profit                                                 352,191         281,966         230,237
Operating expenses                                               302,176         242,625         198,646
    Operating profit                                              50,015          39,341          31,591
Other income (expense):
  Interest expense                                                (6,593)         (5,388)         (4,411)
  Nonrecurring merger expenses                                         -          (3,812)              -
  Gain on sale of investment                                           -             768               -
  Other, net                                                         (66)            342             195
    Other expense, net                                            (6,659)         (8,090)         (4,216)
    Earnings before income taxes                                  43,356          31,251          27,375
Income tax expense                                                16,475          12,000           9,965
    Net earnings                                             $    26,881     $    19,251     $    17,410

Weighted average common shares outstanding                        14,168          13,772          13,398
Basic net earnings per common share                          $      1.90     $      1.40     $      1.30

Weighted average common shares and dilutive
  potential common shares outstanding                             14,769          14,219          13,925
Diluted net earnings per common share                        $      1.82     $      1.35     $      1.25

See accompanying notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                                                                         Loan to        Total
                                                   Common stock          Additional        Retained     leveraged    shareholders'
(Dollar amounts in thousands)                    Shares      Amount    paid-in capital     earnings        ESOP         equity
Balance at December 27, 1997                   13,333,286    $  134    $        87,412    $  53,770    $  (3,367)    $   137,949
  Employee stock option, incentive
   and purchase plans and related
   income tax benefits                            125,487         1              1,776            -            -           1,777
  Principal payments on loan to
   leveraged ESOP                                       -         -                  -            -          498             498
  Distributions of pooled company                       -         -                  -         (451)           -            (451)
  Effect of conforming fiscal year
   of pooled company                                    -         -                  -          (98)           -             (98)
  Net earnings                                          -         -                  -       17,410            -          17,410
Balance at January 2, 1999                     13,458,773       135             89,188       70,631       (2,869)        157,085
  Issuance of shares for acquisitions             303,928         3              8,507            -            -           8,510
  Employee stock option, incentive
   and purchase plans and related
   income tax benefits                            349,450         3              4,986            -            -           4,989
  Principal payments on loan to
   leveraged ESOP                                       -         -                  -            -          534             534
  Distributions of pooled company                       -         -                  -       (1,025)           -          (1,025)
  Net earnings                                          -         -                  -       19,251            -          19,251
Balance at January 1, 2000                     14,112,151       141            102,681       88,857       (2,335)        189,344
  Proceeds from offering of common stock        3,220,000        32            124,365            -            -         124,397
  Issuance of shares for acquisitions             637,344         6             23,360            -            -          23,366
  Repurchases of common stock                    (479,300)       (5)           (11,902)           -            -         (11,907)
  Employee stock option, incentive
   and purchase plans and related
   income tax benefits                            249,973         3              5,082            -            -           5,085
  Principal payments on loan to
   leveraged ESOP                                       -         -                  -            -          551             551
  Net earnings                                          -         -                  -       26,881            -          26,881
Balance at December 30, 2000                   17,740,168    $  177    $       243,586    $ 115,738    $  (1,784)    $   357,717

See accompanying notes to consolidated financial statements.



CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)                                                 2000          1999         1998
Cash flows from operating activities:
  Net earnings                                                             $   26,881    $  19,251    $  17,410
  Adjustments to reconcile net earnings to net cash provided by operating activities:
     Depreciation                                                              13,879       11,081        9,152
     Amortization                                                               3,998        3,056        2,349
     Loss (gain) on disposal of property, plant and equipment                     302          (32)          36
     Deferred income taxes                                                     (1,520)         226        1,380
     ESOP contributions applied to principal of ESOP debt                         551          534          498
     Gain on sale of investment                                                     -         (768)           -
     Changes in operating assets and liabilities, net of effects of companies acquired:
        Decrease (increase) in trade accounts and notes receivable            (37,639)         213      (17,603)
        Increase in inventories                                               (11,112)     (15,519)      (9,533)
        Decrease (increase) in prepaid expenses and other current assets          174            6       (1,152)
        Increase in trade accounts payable                                      8,918       17,161       20,701
        Increase in accrued expenses                                            6,565        7,118        4,032
        Increase (decrease) in income taxes payable                             3,589        4,676       (2,941)
        Total adjustments                                                     (12,295)      27,752        6,919
        Net cash provided by operating activities                              14,586       47,003       24,329
Cash flows from investing activities, net of effects of
 companies acquired:
   Net cash paid for acquisitions                                            (124,193)     (18,066)     (23,857)
   Purchases of property, plant and equipment                                 (30,992)     (26,006)     (26,663)
   Proceeds from sale of property, plant and equipment                          1,382        1,061        3,600
   Decrease (increase) in intangibles and other assets                            315         (366)        (170)
   Proceeds from sale of investment                                                 -        1,563            -
        Net cash used by investing activities                                (153,488)     (41,814)     (47,090)
Cash flows from financing activities:
   Increase (decrease) in outstanding checks in excess of deposits             19,004      (20,124)      10,848
   Net proceeds from (payments on) revolving credit facility                   12,004       13,317      (26,560)
   Proceeds from issuance of Industrial Revenue Bonds                           3,455        4,640            -
   Principal payments on long-term debt                                          (812)      (9,176)      (1,602)
   Proceeds from issuance of long-term debt                                       600            -       50,041
   Repayment of promissory notes                                                    -            -       (7,278)
   Proceeds from issuance of common stock                                     124,397            -            -
   Repurchases of common stock                                                (11,907)           -            -
   Distributions of pooled company                                                  -       (1,025)        (451)
   Effect of conforming fiscal year of pooled company                               -            -          (98)
   Employee stock option, incentive and purchase plans
    and related income tax benefits                                             5,085        4,989        1,777
        Net cash provided by (used in) financing activities                   151,826       (7,379)      26,677
Net increase (decrease) in cash                                                12,924       (2,190)       3,916
Cash, beginning of year                                                         5,606        7,796        3,880
Cash, end of year                                                          $   18,530    $   5,606    $   7,796

See accompanying notes to consolidated financial statements.




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
______________________________________________________________________

December 30, 2000 and January 1, 2000

1.   Description of Business

     Performance Food Group Company and subsidiaries (the "Company") markets and distributes food and non-food products to the foodservice or "food-away-from-home" industry. The foodservice industry consists of two major customer types: "street" foodservice customers, which include independent restaurants, hotels, cafeterias, schools, healthcare facilities and other institutional customers; and multi-unit, or "chain" customers, which include regional and national quick-service and casual dining restaurants.

     The Company services these customers through three main operating segments: broadline foodservice distribution ("Broadline"); customized foodservice distribution ("Customized"); and fresh-cut produce processing ("Fresh-cut"). Broadline markets and distributes more than 31,000 national and proprietary brand food and non-food products to a total of approximately 27,000 street and chain customers. Broadline consists of twelve operating locations that independently design their own product mix, distribution routes and delivery schedules to accommodate the needs of a large number of customers, whose individual purchases vary in size. Customized focuses on serving certain casual-dining chain restaurants. These customers generally prefer a centralized point of contact that facilitates item and menu changes, tailored distribution routing and customer service resolution. The Customized distribution network covers 49 states and several foreign countries from five distribution facilities. Fresh-cut purchases, processes, packages and distributes a variety of fresh produce mainly to third-party distributors for resale primarily to quick-service restaurants located in the southeastern, southwestern, and midwestern United Sates. Fresh-cut operations are conducted at five processing facilities.

     The Company uses a 52/53 week fiscal year ending on the Saturday closest to December 31. The fiscal years ended December 30, 2000, January 1, 2000 and January 2, 1999 (52, 52 and 53-week years, respectively) are referred to herein as 2000, 1999 and 1998, respectively.

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

     (c)  Inventories

     The Company values inventory at the lower of cost or market using both the first-in, first-out and last-in, first-out ("LIFO") methods. Approximately 7% of the Company's inventories are accounted for using the LIFO method. Inventories consist primarily of food and non-food products.

     (d)  Property, Plant and Equipment

     Property, plant and equipment are stated at cost. Depreciation of property, plant and equipment is calculated primarily using the straight-line method over the estimated useful lives of the assets, which range from three to 35 years.

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

     (f)  Intangible Assets

     Intangible assets consist primarily of the excess of the purchase price over the fair value of tangible net assets and identified intangible assets acquired (goodwill) related to purchase business combinations and identified intangible assets, such as non-compete agreements, customer lists and deferred loan costs. These intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from 5 to 40 years.

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

     (j)  Fair Value of Financial Instruments

     At December 30, 2000 and January 1, 2000, the carrying value of cash, trade accounts and notes receivable, outstanding checks in excess of deposits, trade accounts payable and accrued expenses approximate their fair values due to the relatively short maturities of those instruments. The carrying value of the Company's floating-rate, long-term debt approximates fair value due to the variable nature of the interest rates charged on such borrowings. The Company estimates the fair value of its fixed-rate, long-term debt, consisting primarily of $50.0 million of 6.77% Senior Notes, using discounted cash flow analysis based on current borrowing rates. At December 30, 2000 and January 1, 2000, the fair value of the Company's 6.77% Senior Notes was approximately $51.0 million and $48.0 million, respectively.

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

     (l)  Reclassifications

     Certain  amounts  in  the 1998 consolidated financial  statements
     have   been  reclassified  to  conform  to  the  2000  and   1999
     presentations.

3.   Concentration of Sales and Credit Risk

     Two of the Company's customers, Outback Steakhouse, Inc. ("Outback") and Cracker Barrel Old Country Stores, Inc. ("Cracker Barrel"), account for a significant portion of the Company's consolidated net sales. Net sales to Outback accounted for approximately 16%, 16% and 15% of consolidated net sales for 2000, 1999 and 1998, respectively. Net sales to Cracker Barrel accounted for approximately 16%, 17% and 18% of consolidated net sales for 2000, 1999 and 1998, respectively. At December 30, 2000, amounts receivable from these two customers represented 16% of total trade receivables.

     Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. The remainder of the Company's customer base includes a large number of individual restaurants, national and regional chain restaurants and franchises, and other institutional customers. The credit risk associated with trade receivables is minimized by the Company's large customer base and ongoing control procedures that monitor customers' creditworthiness.

4.   Business Combinations

     On August 4, 2000, the Company acquired the common stock of Carroll County Foods, Inc. ("Carroll County"), a privately owned broadline foodservice distributor based in New Windsor, Maryland. Carroll County provides products and services to traditional foodservice accounts in a region that includes Baltimore, Maryland and Washington, D.C. Carroll County had 1999 net sales of approximately $45 million. On December 13, 2000, the Company acquired the common stock and membership interests of Redi-Cut Foods, Inc. and its affiliates, Kansas City Salad, L.L.C. and K.C. Salad Real Estate, L.L.C., collectively, "Redi-Cut," a privately owned processor of fresh-cut produce with facilities in Franklin Park, Illinois, a suburb of Chicago, and Kansas City, Missouri. Redi-Cut, which provides fresh-cut produce mainly to third-party distributors for resale primarily to quick-service restaurants such as McDonald's, KFC, Taco Bell, Pizza Hut and Burger King, had 1999 net sales of approximately $113 million.

     On August 28, 1999, the Company acquired the common stock of Dixon Tom-A-Toe Companies, Inc. ("Dixon"), an Atlanta-based privately owned processor of fresh-cut produce. Dixon has operations in the southeastern and midwestern United States. Its operations have been combined with the operations of Fresh Advantage, Inc., a subsidiary of the Company. On August 31, 1999, AFI Food Service Distributors, Inc. ("AFI"), a subsidiary of the Company, acquired certain net assets of State Hotel Supply Company, Inc. ("State Hotel"), a privately owned meat processor based in Newark, New Jersey. State Hotel provides Certified
     Angus Beef and other custom-cut meats to restaurants and food retailers in New York City and the surrounding region. The financial results of State Hotel have been combined with the operations of AFI. On December 13, 1999, Virginia Foodservice Group, Inc. ("VFG"), a subsidiary of the Company, acquired certain net assets of Nesson Meat Sales ("Nesson"), a privately owned meat processor based in Norfolk, Virginia. Nesson supplies Certified Angus Beef and other custom-cut meats to restaurants and other foodservice operations in the mid-Atlantic region. The financial results of Nesson have been combined with the operations of VFG. Together, Dixon, State Hotel and Nesson had 1998 sales that contributed to the Company's ongoing operations of approximately $100 million on an annualized basis.

     In  2000,  the  Company  paid  a total  of  approximately  $124.2 million, net of cash acquired, and issued a total of approximately 637,000 shares of its common stock for the acquisitions of Carroll County and Redi-Cut and to the former shareholders of AFFLINK Incorporated ("AFFLINK"), which was acquired prior to 1999, and Dixon as a result of certain contractual obligations in those purchase agreements. The aggregate consideration payable to the former shareholders of Carroll County and AFFLINK is subject to increase in certain circumstances.

     In 1999, the Company paid a total of approximately $18.1 million, net of cash acquired, and issued a total of approximately 304,000 shares of its common stock for the acquisitions of Dixon, State Hotel and Nesson and to the former shareholders of AFFLINK, AFI and VFG, which were acquired prior to 1999, as a result of certain contractual obligations in those purchase agreements.

     The acquisitions of Dixon, State Hotel, Nesson, Carroll County and Redi-Cut and have been accounted for using the purchase method; therefore, the acquired assets and liabilities have been
     recorded  at  their  estimated  fair  values  at  the  dates   of
     acquisition.   The  excess of the purchase price  over  the  fair
     value of tangible net assets acquired in these acquisitions was approximately $157.1 million and is being amortized on a straight-
     line basis over estimated lives ranging from 5 to 40 years.   The
     preliminary allocation of the excess purchase price of the Redi-Cut acquisition is subject to adjustment in 2001.

     The consolidated statements of earnings and cash flows reflect the results of these acquired companies from the dates of acquisition through December 30, 2000. The unaudited consolidated results of operations on a pro forma basis as though these acquisitions had been consummated as of the beginning of 1999 are as follows:

          (In thousands, except per share amounts)    2000      1999

          Net sales                              $ 2,757,965  $2,279,990
          Gross profit                               382,872     326,626
          Net earnings                                32,109      20,872
          Basic net earnings per common share       $   1.81     $  1.17
          Diluted net earnings per common share         1.75        1.14

     The pro forma results are presented for information purposes only and are not necessarily indicative of the operating results that would have occurred had the Dixon, State Hotel, Nesson, Carroll County and Redi-Cut acquisitions been consummated as of the beginning of 1999.

     On February 26, 1999, the Company completed a merger with NorthCenter Foodservice Corporation ("NorthCenter"), in which NorthCenter became a wholly owned subsidiary of the Company. NorthCenter was a privately owned foodservice distributor based in Augusta, Maine and had 1998 net sales of approximately $98 million. The merger was accounted for as a pooling-of-interests and resulted in the issuance of approximately 850,000 shares of the Company's common stock in exchange for all of the outstanding stock of NorthCenter. Accordingly, the consolidated financial statements for periods prior to the combination have been restated to include the accounts and results of operations of NorthCenter. The Company incurred nonrecurring merger expenses of $3.8 million in 1999 associated with the NorthCenter merger. These expenses included certain contractual payments to NorthCenter employees as well as professional fees and transaction costs.

     The results of operations of the Company and NorthCenter, including the related $3.8 million of nonrecurring merger expenses, and the combined amounts presented in the accompanying consolidated financial statements for 1999 are summarized below:


          (In thousands)                                    1999
          Net sales:
            The Company                                 $  1,945,370
            NorthCenter                                      110,228
                 Combined                               $  2,055,598

          Net earnings:
            The Company                                 $     18,818
            NorthCenter                                          433
                 Combined                               $     19,251

     Adjustments to conform NorthCenter's accounting methods and practices to those of the Company consisted primarily of depreciation and were not material. Prior to the merger, NorthCenter's fiscal year end was the Saturday closest to February 28. For 1998, NorthCenter conformed its fiscal year end to that of the Company. The effect of conforming NorthCenter's year end was approximately $98,000.

     NorthCenter, prior to the merger with the Company, was treated as an S-corporation for Federal income tax purposes. The following disclosures, including unaudited pro forma income tax expense, present the combined results of operations, excluding nonrecurring merger expenses of $3.8 million, as if NorthCenter was taxed as a C-corporation for the year presented:


     (In thousands, except per share amounts)               1999

     Operating profit                                   $  39,341
     Other income (expense):
        Interest expense                                   (5,388)
        Other, net                                          1,110
           Other expense, net                              (4,278)
           Earnings before income taxes                    35,063
     Income tax expense                                    13,359
           Net earnings                                 $  21,704

     Weighted average common shares outstanding            13,772
     Basic net earnings per common share                $    1.58
     Weighted average common shares and dilutive
           potential common shares outstanding             14,219
     Diluted net earnings per common share             $     1.53

5.   Property, Plant and Equipment

     Property, plant and equipment as of December 30, 2000 and January 1, 2000 consist of the following:

          (In thousands)                                   2000         1999

          Land                                          $    6,240  $    5,952
          Buildings and building improvements              102,197      79,272
          Transportation equipment                          20,123      19,334
          Warehouse and plant equipment                     58,434      33,159
          Office equipment, furniture and fixtures          30,575      23,993
          Leasehold improvements                             2,932       5,081
          Construction-in-process                            3,233       9,302
                                                           223,734     176,093
          Less accumulated depreciation and amortization    80,592      62,163
            Property, plant and equipment, net          $  143,142  $  113,930

6.   Supplemental Cash Flow Information

     Supplemental disclosures of cash flow information for 2000, 1999 and 1998 are as follows:

     (In thousands)                             2000       1999        1998
      Cash paid during the year for:
           Interest                           $   6,648   $   5,323   $   3,908
           Income taxes                       $  12,278   $   7,126   $  12,262
      Effects of companies acquired:
           Fair value of assets acquired      $ 172,107   $  49,097   $  33,417
           Fair value of liabilities assumed    (24,548)    (22,521)     (9,560)
           Stock issued for acquisitions        (23,366)     (8,510)          -
              Net cash paid for acquisitions  $ 124,193   $  18,066   $  23,857

7.   Long-term Debt

     Long-term debt as of December 30, 2000 and January 1, 2000 consists of the following:

        (In thousands)                                       2000        1999

        Revolving Credit Facility                         $  46,998   $  34,994
        Senior Notes                                         50,000      50,000
        Industrial Revenue Bonds                             15,094       4,640
        ESOP loan                                             1,784       2,335
        Other notes payable                                   2,582       1,138
          Total long-term debt                              116,458      93,107
        Less current installments                             1,966         703
          Long-term debt, excluding current installments  $ 114,492   $  92,404

     Revolving Credit Facility

     On March 5, 1999, the Company entered into an $85.0 million revolving credit facility with a group of commercial banks that replaced the Company's existing $30.0 million credit facility. In addition, the Company entered into a $5.0 million working capital line of credit with the lead bank of the group. Collectively, these two facilities are referred to as the "Credit Facility." The Credit Facility expires in March 2002. Approximately $47.0 million was outstanding under the Credit Facility at December 30, 2000. The Credit Facility also supports up to $10.0 million of letters of credit. At December 30, 2000, the Company was contingently liable for approximately $9.7 million of outstanding letters of credit that reduce amounts available under the Credit Facility. At December 30, 2000, the Company had $33.3 million available under the Credit Facility. The Credit Facility bears interest at LIBOR plus a spread over LIBOR, which varies based on the ratio of funded debt to total capital. At December 30, 2000, the Credit Facility bore interest at 7.18% per annum. Additionally, the Credit Facility requires the maintenance of certain financial ratios, as defined in the Company's credit agreement, regarding debt to capitalization, interest coverage and minimum net worth.

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

     Industrial Revenue Bonds

     On March 19, 1999, $9.0 million of Industrial Revenue Bonds were issued on behalf of a subsidiary of the Company to finance the construction of a produce-processing facility. These bonds mature in March 2019. Approximately $8.1 million of the proceeds from these bonds have been used and are reflected on the Company's consolidated balance sheet as of December 30, 2000. Interest varies as determined by the remarketing agent for the bonds and was 5.00% per annum at December 30, 2000. The bonds are secured by a letter of credit issued by a commercial bank.

     On November 10, 1999, prior to its acquisition by the Company, Redi-Cut issued Tax Exempt Multi-Modal Industrial Development Revenue Bonds. The proceeds from the sale of these bonds, totaling $7.0 million, were used to finance the acquisition, construction, installation and equipment of Redi-Cut's fresh-cut produce processing facility in Kansas City, Missouri. Interest on these bonds is payable monthly. The bonds are subject to annual mandatory redemptions beginning June 1, 2001 and continuing through 2020. Interest on these bonds adjusts weekly and was 4.95% at December 30, 2000. The bonds are secured by a letter of credit totaling approximately $7.1 million issued by a commercial bank.

     ESOP Loan

     The Company sponsors a leveraged employee stock ownership plan that was financed with proceeds of a note payable to a commercial bank (the "ESOP loan"). The ESOP loan is secured by the common stock of the Company acquired by the employee stock ownership plan and is guaranteed by the Company. The loan is payable in quarterly installments of $170,000, which includes interest based on LIBOR plus a spread over LIBOR (6.41% at December 30, 2000). The loan matures in 2003.

     Maturities of long-term debt are as follows:

          (In thousands)
          2001                                           $   1,966
          2002                                              48,146
          2003                                               1,077
          2004                                                 476
          2005                                                 322
          Thereafter                                        64,471
               Total long-term debt                      $ 116,458

8.   Shareholders' Equity

     In May 1997, the Company's board of directors approved a shareholder rights plan. A dividend of one stock purchase right (a "Right") per common share was distributed to shareholders of record on May 30, 1997. Common shares issued subsequent to the adoption of the rights plan automatically have Rights attached to them. Under certain circumstances, each Right entitles the shareholders to one-hundredth of one share of preferred stock, par value $.01 per share, at an initial exercise price of $100 per Right. The Rights will be exercisable only if a person or group acquires 15% or more of the Company's outstanding common stock. Until the Rights become exercisable, they have no dilutive effect on the Company's net earnings per common share. The Company can redeem the Rights, which are non-voting, at any time prior to them becoming exercisable at a redemption price of $.001 per Right. The Rights will expire in May 2007, unless redeemed earlier by the Company.

9.   Leases

     The Company leases various warehouse and office facilities and certain equipment under long-term operating lease agreements that expire at various dates. At December 30, 2000, the Company is obligated under operating lease agreements to make future minimum lease payments as follows:

         (In thousands)
         2001                                              $  16,094
         2002                                                 14,791
         2003                                                 11,901
         2004                                                 10,648
         2005                                                  9,090
         Thereafter                                           24,709
              Total minimum lease payments                 $  87,233

     Total rental expense for operating leases in 2000, 1999 and 1998 was approximately $24.5 million, $16.3 million and $12.8 million, respectively.

     During the third quarter of 1999, the Company increased its master operating lease facility from $42.0 million to $47.0 million. This facility is being used to construct four distribution centers. Two of these distribution centers became operational in early 1999, one became operational in the second quarter of 2000, and the remaining property is scheduled to become operational in the second quarter of 2001. Under this facility, the lessor owns the distribution centers, incurs the related debt to construct the properties, and thereafter leases each property to the Company. The Company has entered into leases for three of the properties and has also entered into a commitment to lease the fourth property for a period beginning upon completion of that property. All of these leases end on September 12, 2002, including extensions. Upon the expiration of the leases, the Company may seek to renew the leases. If the
     Company is unable to or chooses not to renew the leases, it has the option of selling the properties to third parties or purchasing the properties at their original cost. If the properties are sold to third parties for less than 88% of their aggregate original cost, the Company is obligated, under a residual value guarantee, to pay the lessor an amount equal to the shortfall. These residual value guarantees are not included in the above table of future minimum lease payments. There can be no assurance that the Company will be able to renew the leases or sell the properties to third parties, and the Company will require substantial additional financing if it is required to purchase these properties upon the expiration of the master operating lease facility. Because of the location and condition of each property, the Company believes that the fair value of the properties included in this facility could eliminate or substantially reduce the exposure under the residual value guarantee, although there can be no assurance that the Company will not be required to make payments to satisfy this guarantee. Through December 30, 2000, construction expenditures by the lessor under this facility were approximately $43.0 million.

     On June 9, 2000, the Company entered into a $60.0 million master operating lease facility to construct or purchase various office buildings and distribution centers. As of December 30, 2000, one distribution center had been purchased and construction of one office building and one distribution center had begun under this facility. Under this facility, the lessor owns the properties, incurs the related debt to construct or purchase the properties and thereafter leases each property to the Company. The Company has entered into a commitment to lease each property for a period beginning upon the completion of construction or acquisition of that property and ending on June 9, 2005. Upon the expiration of the leases, the Company may seek to renew the leases. If the
     Company is unable to or chooses not to renew the leases, it has the option to sell the properties to third parties or purchase the properties at their original cost. If the properties are sold to third parties for less than 85% of their aggregate original cost, the Company is obligated, under a residual value guarantee, to pay the lessor an amount equal to the shortfall. These residual value guarantees are not included in the above table of future minimum lease payments. There can be no assurance that the Company will be able to renew the leases or sell the properties to third parties, and the Company will require substantial additional financing if it is required to purchase these properties upon the expiration of the master operating lease facility. Because of the location and condition of the existing property, the Company believes that the anticipated fair value of the property could eliminate or substantially reduce the exposure under the residual value guarantee with respect to that property. However, there can be no assurance that the Company will not be required to make payments to satisfy this guarantee either with respect to the existing property or any other properties which may be constructed or purchased in the future under this facility. Through December 30, 2000, construction expenditures by the lessor under this facility were approximately $7.7 million.

10.  Income Taxes

            Income tax expense consists of the following:

        (In thousands)                      2000      1999       1998
        Current:
            Federal                      $ 14,264   $ 11,677   $  8,048
            State                             805        747        537
                                           15,069     12,424      8,585
        Deferred:
            Federal                         1,331       (608)     1,208
            State                              75        184        172
                                            1,406       (424)     1,380
               Total income tax expense  $ 16,475   $ 12,000   $  9,965


     The effective income tax rates for 2000, 1999 and 1998 were 38.0%, 38.4% and 36.4%, respectively. Actual income tax expense differs from the amount computed by applying the applicable U.S. Federal corporate income tax rate of 35% to earnings before income taxes as follows:

    (In thousands)                                              2000       1999       1998
     Federal income taxes computed at statutory rate          $ 15,175   $ 10,938   $  9,581
     Increase (decrease) in income taxes resulting from:
       State income taxes, net of federal income tax benefit       692        211        464
       Non-deductible expenses                                     145        306        126
       Tax credits                                                (281)      (353)         -
       Losses (income) attributable to S-corporation periods         -        283       (535)
       Amortization of goodwill                                    548        340        288
       Other, net                                                  196        275         41
         Total income tax expense                             $ 16,475   $ 12,000   $  9,965

     Deferred income taxes are recorded based upon the tax effects of differences between the financial statement and tax bases of assets and liabilities and available tax loss and credit carryforwards. Temporary differences and carryforwards that created significant deferred tax assets and liabilities at December 30, 2000 and January 1, 2000 were as follows:

     (In thousands)                                  2000       1999
      Deferred tax assets:
        Allowance for doubtful accounts            $  2,430   $  1,647
        Inventories                                     661        461
        Accrued employee benefits                     2,701      1,150
        Self-insurance reserves                       1,836      1,333
        Deferred income                               1,221        559
        State operating loss carryforwards              586        732
        Tax credit carryforwards                        555        825
        Other accrued expenses                        1,246        235
            Total gross deferred tax assets          11,236      6,942
        Less valuation allowance                          -       (194)
            Net deferred tax assets                  11,236      6,748
      Deferred tax liabilities:
        Property, plant and equipment                 8,048      7,991
        Basis difference in intangible assets         2,543      1,465
        Other                                            14         16
            Total gross deferred tax liabilities     10,605      9,472
            Net deferred tax asset (liability)     $    631   $ (2,724)

     The net deferred tax asset (liability) is presented in the December 30, 2000 and January 1, 2000 consolidated balance sheets as follows:

     (In thousands)                                   2000        1999

      Current deferred tax asset                    $ 10,332   $   5,570
      Noncurrent deferred tax liability               (9,701)     (8,294)
          Net deferred tax asset (liability)        $    631   $  (2,724)

     The valuation allowance relates primarily to state net operating loss carryforwards of certain of the Company's subsidiaries. The state net operating loss carryforwards expire in years 2010 through 2020. The Company has a state income tax credit carryforward of approximately $555,000 that expires in 2005. The Company believes the deferred tax assets, net of the valuation allowance, will more likely than not be realized.

11.  Employee Benefits

     Employee Savings and Stock Ownership Plan

     The Company sponsors the Performance Food Group Company Employee Savings and Stock Ownership Plan (the "ESOP"). The ESOP consists of two components: a leveraged employee stock ownership plan and a defined contribution plan covering substantially all full-time employees.

     In 1988, the ESOP acquired 1,821,398 shares of the Company's common stock from existing shareholders, financed with assets transferred from predecessor plans and the proceeds of the ESOP loan, discussed in Note 7. The Company is required to make contributions to the ESOP equal to the principal and interest amounts due on the ESOP loan. Accordingly, the outstanding balance of the ESOP loan is included in the Company's consolidated balance sheets as a liability with an offsetting amount included as a reduction of shareholders' equity.

     The ESOP expense recognized by the Company is equal to the principal portion of the required payments. Interest on the ESOP loan is recorded as interest expense. The Company contributed approximately $680,000 to the ESOP per year in 2000, 1999 and 1998. These amounts included interest expense on the ESOP loan of approximately $129,000, $146,000 and $182,000 in 2000, 1999 and
     1998, respectively. The release of ESOP shares is based upon debt-
     service  payments.   Upon release, the shares  are  allocated  to
     participating employees' accounts. At December 30, 2000, 901,928 shares had been allocated to participant accounts and 269,833 shares were held as collateral for the ESOP loan. All ESOP shares are considered outstanding for earnings-per-share calculations.

     Employees participating in the defined contribution component of the ESOP may elect to contribute between 1% and 15% of their qualified salaries under the provisions of Internal Revenue Code
     Section 401(k). In 1998, the Company matched one half of the first 3% of employee deferrals under the ESOP, for a total match of 1.5%. In 1999, the Company matched 100% of the first 1% of employee contributions, and 50% of the next 2% of employee contributions, for a total match of 2%. In 2000, the Company matched 100% of the first 1% of employee contributions, and 50% of the next 3% of employee contributions, for a total match of 2.5%. Total matching contributions were $2,064,000, $1,312,000 and $684,000 for 2000, 1999 and 1998, respectively. The Company, at the discretion of the board of directors, may make additional contributions to the ESOP. The Company made no discretionary contributions under the defined contribution portion of the ESOP in 2000, 1999 or 1998.

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

12.  Stock Compensation Plans

     At December 30, 2000, the Company had four stock-based compensation plans, which are described in the following paragraphs. In accordance with APB No. 25, no compensation expense has been recognized for the Company's stock option plans and stock purchase plan. Had compensation expense for those plans been determined based on the fair value at the grant date, consistent with the method in SFAS No. 123, the Company's net earnings and net earnings per common share would have been reduced to the following pro forma amounts:

    (In thousands except per share amounts)                 2000        1999      1998
     Net earnings                            As reported  $ 26,881   $ 19,251   $ 17,410
                                             Pro forma      24,018     17,311     15,726
     Basic net earnings per common share     As reported  $   1.90   $   1.40   $   1.30
                                             Pro forma        1.70       1.26       1.17
     Diluted net earnings per common share   As reported  $   1.82   $   1.35   $   1.25
                                             Pro forma        1.63       1.22       1.13

     The fair value of each option was estimated at the grant date using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for all stock option plan grants in 2000, 1999 and 1998, respectively: risk-free interest rates of 5.28%, 5.28% and 5.56%; expected volatilities of 43.1%, 44.3% and 45.8%; expected option lives of 6.3 years, 7.2 years and 6.4 years; and expected dividend yields of 0% in each year.

     The pro forma effects of applying SFAS No. 123 are not indicative of future amounts because SFAS No. 123 does not apply to awards granted prior to fiscal 1996. Additional stock option awards are anticipated in future years.

     Stock Option and Incentive Plans

     The Company sponsors the 1989 Nonqualified Stock Option Plan (the "1989 Plan"). The options granted under this plan vest ratably over a four-year period from date of grant. At December 30, 2000, 106,986 options were outstanding under the 1989 Plan, all of which were exercisable. The options have terms of 10 years from the date of grant. No grants have been made under the 1989 Plan since July 21, 1993.

     The Company also sponsors the 1993 Outside Directors Stock Option Plan (the "Directors' Plan"). A total of 105,000 shares have been authorized in the Directors Plan. The Directors Plan provides for an initial grant to each non-employee member of the board of directors of 5,250 options and an annual grant of 2,500 options at the then current market price. Options granted under the Directors' Plan totaled 15,250 in 2000, 10,000 in 1999 and 12,750 in 1998. These options vest one year from the date of grant and have terms of 10 years from the grant date. At December 30, 2000, 74,750 options were outstanding under the Directors' Plan, of which 59,500 were exercisable.

     The 1993 Employee Stock Incentive Plan (the "1993 Plan") provides for the award of up to 1,625,000 shares of common stock to officers, key employees and consultants of the Company. Awards under the 1993 Plan may be in the form of stock options, stock appreciation rights, restricted stock, deferred stock, stock purchase rights or other stock-based awards. The terms of grants under the 1993 Plan are established at the date of grant. No grants of common stock or related rights were made in 2000 1999 or 1998. Stock options granted under the 1993 Plan totaled 607,601, 259,140 and 405,280 for 2000, 1999 and 1998,
     respectively. Options granted in 2000, 1999 and 1998 vest four years from the date of the grant. At December 30, 2000, 1,480,339 options were outstanding under the 1993 Plan, of which 239,677 were exercisable.


     A summary of the Company's stock option activity and related information for all stock option plans for 2000, 1999 and 1998 is as follows:

                                    2000                  1999                 1998
                                        Weighted-              Weighted-            Weighted-
                                         Average                Average             Average
                                        Exercise               Exercise             Exercise
                               Shares     Price     Shares       Price    Shares      Price
    Outstanding at
     beginning of year       1,280,040   $ 16.99   1,338,047   $ 12.65   1,050,639   $  9.91
    Granted                    622,851     26.19     269,140     25.52     418,030     18.66
    Exercised                 (153,261)    11.60    (284,289)     4.79     (73,095)     5.58
    Canceled                   (87,555)    21.96     (42,858)    17.25     (57,527)    14.53
    Outstanding at
     end of year             1,662,075   $ 20.67   1,280,040   $ 16.99   1,338,047   $ 12.65
    Options
     exercisable at
     year-end                  406,163   $ 12.17     284,735   $  8.66     530,323   $  6.18
    Weighted-average fair
     value of options granted
     during the year                     $ 13.00               $ 13.84               $  9.83


     The following table summarizes information about stock options outstanding at December 30, 2000:


                   Options Outstanding                            Options Exercisable
                                         Weighted-
                                          Average    Weighted-                  Weighted-
    Range of Exercise       Number       Remaining    Average                    Average
         Prices         Outstanding at  Contractual  Exercise    Exercisable    Exercise
                        Dec. 30, 2000      Life        Price    Dec. 30, 2000     Price
    $  3.67 - $  9.33       122,736     1.89 years   $  5.91       122,736      $  5.91
    $ 10.00 - $ 14.50       227,227     4.80 years     13.28       227,227        13.28
    $ 15.56 - $ 22.88       799,193     7.85 years     18.93        36,200        18.78
    $ 23.75 - $ 34.88       423,119     8.79 years     27.45        20,000        26.00
    $ 35.88 - $ 47.38        89,800     9.82 years     43.07             -            -
    $  3.67 - $ 47.38     1,662,075                  $ 20.67       406,163      $ 12.17


  Employee Stock Purchase Plan

     The Company maintains the Performance Food Group Employee Stock Purchase Plan (the "Stock Purchase Plan"), which permits eligible employees to invest through periodic payroll deductions, in the Company's common stock at 85% of the lesser of the market price or the average market price as defined in the plan document. The Company is authorized to issue 612,500 shares under the Stock Purchase Plan. Purchases under the Stock Purchase Plan are made twice a year, on January 15th and on July 15th. At January 14, 2001, subscriptions under the Stock Purchase Plan were outstanding for approximately 51,000 shares at $34.70 per share.

13.  Related Party Transactions

     The Company leases land and buildings from certain shareholders and members of their families. The Company made lease payments under these leases of approximately $1,234,000, $908,000 and $673,000 in 2000, 1999 and 1998, respectively. In July 1998, the
     Company acquired certain net assets of VFG, a division of a privately-owned foodservice distributor in which a member of the Company's management has a minor ownership interest.

14.  Contingencies

     In April 1999, Maxwell Chase Technologies, LLC ("Maxwell") filed suit against the Company's Fresh Advantage subsidiary. The lawsuit alleges, among other things, patent infringement and theft of trade secrets in the development and use of packaging materials used in the Company's fresh-cut produce operations. Maxwell seeks to recover compensatory and other damages, as well as lost profits. The Company is vigorously defending itself against this action and has filed a counterclaim against Maxwell. On February 1, 2001, the United States Patent and Trademark Office issued a decision that significantly diminishes the likelihood of an unfavorable decision against the Company with respect to Maxwell's claim of patent infringement. The Company believes that Maxwell's allegations are without merit and that it is unlikely the outcome will have a material adverse effect on the Company. However, there can be no assurance that this matter, if decided unfavorably for the Company, will not have a material adverse effect on the Company's results of operations.

     In addition to the matter described above, the Company is also involved in other legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of the other proceedings and litigation currently pending will not have a material adverse effect on the Company's results of operations.

15.  Industry Segment Information

     The Company has three reportable segments: Broadline, Customized and Fresh-cut. The accounting policies of the reportable segments are the same as those described in Note 1. Certain 1999 and 1998 amounts have been reclassified to conform to the 2000 presentation, consistent with management's reporting structure:

                                                                          Corporate &
     (In thousands)              Broadline     Customized    Fresh-cut    Intersegment  Consolidated
     2000
     Net external sales         $ 1,367,454   $ 1,105,365   $   132,649   $         -   $ 2,605,468
     Intersegment sales               4,062             -        25,802       (29,864)            -
     Operating profit                36,264        10,553         9,500        (6,302)       50,015
     Total assets                   344,489       122,601       218,390        24,216       709,696
     Interest expense (income)        8,176         3,603         2,172        (7,358)        6,593
     Depreciation                     8,458         2,046         3,131           244        13,879
     Amortization                     3,271             -           633            94         3,998
     Capital expenditures            16,372         1,601        11,363         1,656        30,992

     1999
     Net external sales         $ 1,145,536   $   823,742   $    86,320   $         -   $ 2,055,598
     Intersegment sales               3,575             -        13,186       (16,761)            -
     Operating profit                30,167         9,333         5,009        (5,168)       39,341
     Total assets                   308,531        96,067        48,259         9,188       462,045
     Interest expense (income)        6,953         2,447           260        (4,272)        5,388
     Depreciation                     7,054         1,934         1,947           146        11,081
     Amortization                     2,851             1            86           118         3,056
     Capital expenditures            13,831         2,131         9,292           752        26,006

     1998
     Net external sales         $   985,729   $   676,794   $    58,793   $         -   $ 1,721,316
     Intersegment sales               2,879             -        13,409       (16,288)            -
     Operating profit                23,011         8,271         3,614        (3,305)       31,591
     Total assets                   279,471        83,214        15,167         9,860       387,712
     Interest expense (income)        8,376         1,122          (537)       (4,550)        4,411
     Depreciation                     6,373         1,455         1,219           105         9,152
     Amortization                     2,326             3             -            20         2,349
     Capital expenditures             9,308        15,738         1,500           117        26,663



Independent Auditors' Report on Financial Statement Schedule

The Board of Directors
Performance Food Group Company:

Under date of February 5, 2001, we reported on the consolidated balance sheets of Performance Food Group Company and subsidiaries (the "Company") as of December 30, 2000 and January 1, 2000, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the fiscal years in the three-year period ended December 30, 2000, as contained in the 2000 annual report to shareholders. These consolidated financial statements and our report thereon are included in the 2000 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material aspects, the information set forth therein.

                                        / s /  KPMG LLP


Richmond, Virginia
February 5, 2001



            PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES

                     VALUATION AND QUALIFYING ACCOUNTS



                         Beginning                                     Ending
      (In thousands)      Balance         Additions       Deductions   Balance
                                    Charged   Charged to
                                      to         Other
                                    Expense    Accounts

      Allowance for Doubtful Accounts

      January 2, 1999    $ 2,769    $ 2,426   $  498      $ 1,802      $ 3,891

      January 1, 2000      3,891      2,702      250        2,366        4,477

      December 30, 2000    4,477      2,650      460        2,755        4,832


                             Exhibit Index


Exhibit
Number                        Description

10.29  --  First  Amendment  of  Credit  Agreement  dated  as  of
           September 27, 2000, among Performance Food Group Company, the lenders party thereto and First Union National Bank.

10.30  --  Second  Amendment  to Credit  Agreement  dated  as  of
           December 13, 2000, among Performance Food Group Company, the lenders party thereto and First Union National Bank.

10.31  --  Third  Amendment  to  Credit  Agreement  dated  as  of
           December 13, 2000, among Performance Food Group Company, the lenders party thereto and first Union National Bank.

10.32  --  First Amendment to certain operative agreements dates as of December 13, 2000.

10.33  --  Second Amendment to certain operative agreements dates as of December 13, 2000.

21     --  List of Subsidiaries.

23.1   --  Consent of Independent Auditors.