Form 10-Q
period 2001-03-31
PERFORMANCE FOOD GROUP CO
filed 2001-05-15
CIK 908254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

Commission File No.: 0-22192

PERFORMANCE FOOD GROUP COMPANY
(Exact Name of Registrant as Specified in Its Charter)

Tennessee (State or Other Jurisdiction of Incorporation or Organization)	54-0402940 (I.R.S. Employer Identification Number)

6800 Paragon Place, Suite 500 Richmond, Virginia (Address of Principal Executive Offices)	23230 (Zip Code)

Registrant's Telephone Number, Including Area Code	(804) 285-7340

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

X	Yes	No

As of May 11, 2001, 36,577,644 shares of the Registrant's Common Stock were outstanding.

Independent Accountants' Review Report

The Board of Directors and Shareholders
Performance Food Group Company:

We have reviewed the accompanying condensed consolidated balance sheet of Performance Food Group Company and subsidiaries (the Company) as of March 31, 2001, and the related condensed consolidated statements of earnings and cash flows for the three-month periods ended March 31, 2001 and April 1, 2000. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Performance Food Group Company and subsidiaries as of December 30, 2000, and the related consolidated statements of earnings, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 5, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 30, 2000 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/KPMG LLP

Richmond, Virginia
May 1, 2001

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands)	March 31, 2001	December 30, 2000
	(unaudited)
ASSETS
Current assets:
Cash	$13,123	$18,530
Trade accounts and notes receivable, net	158,958	167,444
Inventories	126,130	123,586
Other current assets	14,042	14,696

Total current assets	312,253	324,256

Property, plant and equipment, net	145,302	143,142
Intangible assets, net	238,248	239,311
Other assets	1,662	2,987

Total assets	$697,465	$709,696

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Outstanding checks in excess of deposits	$20,122	$33,330
Current installments of long-term debt	1,117	1,966
Trade accounts payable	152,253	134,986
Other current liabilities	55,841	57,504

Total current liabilities	229,333	227,786

Long-term debt, excluding current installments	91,210	114,492
Deferred income taxes	9,701	9,701

Total liabilities	330,244	351,979

Shareholders' equity	367,221	357,717

Total liabilities and shareholders' equity	$697,465	$709,696

See accompanying notes to unaudited condensed consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES

Condensed Consolidated Statement of Earnings (Unaudited)

	Three Months Ended
(In thousands, except per share amounts)	March 31, 2001	April 1, 2000

Net sales	$723,475	$579,750
Cost of goods sold	628,100	502,341

Gross profit	95,375	77,409

Operating expenses	83,589	69,845

Operating profit	11,786	7,564

Other income (expense):
Interest expense	(1,642)	(1,389)
Other, net	16	69

Other expense, net	(1,626)	(1,320)

Earnings before income taxes	10,160	6,244

Income tax expense	3,861	2,373

Net earnings	$6,299	$3,871

Weighted average common shares outstanding	35,591	28,077
Basic net earnings per common share	$0.18	$0.14

Weighted average common shares and dilutive
potential common shares outstanding	37,406	28,826
Diluted net earnings per common share	$0.17	$0.13

See accompanying notes to unaudited condensed consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES

Condensed Consolidated Statement of Cash Flows (Unaudited)

	Three Months Ended
(In thousands)	March 31, 2001	April 1, 2000

Cash flows from operating activities:
Net earnings	$6,299	$3,871
Adjustments to reconcile net earnings to net cash provided
by operating activities:
Depreciation	4,123	3,181
Amortization	1,867	951
ESOP contributions applied to principal of ESOP debt	141	135
Loss (gain) on disposal of property, plant and equipment	21	(19)
Change in operating assets and liabilities, net	22,200	2,095

Net cash provided by operating activities	34,651	10,214

Cash flows from investing activities:
Purchases of property, plant and equipment	(6,718)	(10,980)
Net cash paid for acquisitions	(483)	(1,666)
Proceeds from sale of property, plant and equipment	414	66
Decrease (increase) in intangibles and other assets	1,004	(45)

Net cash used in investing activities	(5,783)	(12,625)

Cash flows from financing activities:
Increase (decrease) in outstanding checks in excess of deposits	(13,208)	6,818
Net payments on notes payable to banks	(23,998)	(5,019)
Proceeds from issuance of long-term debt	906	2,681
Principal payments on long-term debt	(1,039)	(168)
Repurchases of common stock	-	(6,630)
Employee stock option, incentive and purchase plans
and related income tax benefits	3,064	993

Net cash used in financing activities	(34,275)	(1,325)

Net decrease in cash	(5,407)	(3,736)

Cash, beginning of period	18,530	5,606
Cash, end of period	$13,123	$1,870

See accompanying notes to unaudited condensed consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2001 and April 1, 2000

1. Basis of Presentation

The accompanying condensed consolidated financial statements of Performance Food Group Company and subsidiaries (the "Company") are unaudited, with the exception of the December 30, 2000 condensed consolidated balance sheet, which was derived from the audited consolidated balance sheet in the Company's latest Annual Report on Form 10-K. The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting, and in accordance with Rule 10-01 of Regulation S-X.

In the opinion of management, the unaudited condensed consolidated financial statements contained in this report reflect all adjustments, consisting of only normal recurring accruals, which are necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. Certain amounts in the condensed consolidated financial statement for the 2000 quarter have been reclassified to conform to the 2001 presentation.

These unaudited condensed consolidated financial statements, note disclosures and other information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K.

2. Business Combinations

On August 4, 2000, the Company acquired the common stock of Carroll County Foods, Inc. ("Carroll County"), a privately owned broadline foodservice distributor based in New Windsor, Maryland. Carroll County provides products and services to traditional foodservice accounts in a region that includes Baltimore, Maryland and Washington, D.C. Carroll County had 1999 sales of approximately $45 million. On December 13, 2000, the Company acquired the common stock and membership interests of Redi-Cut Foods, Inc. and its affiliates, Kansas City Salad, L.L.C and K. C. Salad Real Estate, L.L.C., collectively, "Redi-Cut," a privately owned processor of fresh-cut produce with facilities in Franklin Park, Illinois, a suburb of Chicago, and Kansas City, Missouri. Redi-Cut, which provides fresh-cut produce mainly to third-party distributors for resale primarily to quick-service restaurants such as McDonald's, KFC, Taco Bell, Pizza Hut and Burger King, had 1999 net sales of approximately $113 million.

The acquisitions of Carroll County and Redi-Cut have been accounted for using the purchase method; therefore, the acquired assets and liabilities have been recorded at their estimated fair values at the dates of acquisition. The excess of the purchase price over the fair value of tangible net assets acquired was approximately $137.3 million and is being amortized on a straight-line basis over estimated lives ranging from 5 to 40 years. The preliminary allocation of the excess purchase price of the Redi-Cut acquisition is subject to adjustment in 2001.

In the 2001 quarter, the Company paid a total of approximately $483,000 to the former shareholders of AFFLINK, Inc. (formerly Affiliated Paper Companies, Inc. "AFFLINK") and State Hotel Supply Company, Inc. ("State Hotel"), which were acquired prior to 2000, as a result of certain contractual obligations in those purchase agreements. In the 2000 quarter, the Company paid approximately $1.7 million to the former shareholders of AFFLINK, related to the purchase agreement. These payments were recorded as additions to goodwill.

The condensed consolidated statements of earnings and cash flows reflect the results of these acquired companies from the dates of acquisition through March 31, 2001. The unaudited consolidated results of operations on a pro forma basis as though these acquisitions had been consummated as of the beginning of 2000 are as follows:

(In thousands, except per share amounts)	Three Months Ended April 1, 2000

Net sales	$621,563
Gross profit	85,835
Net earnings	5,545
Basic net earnings per common share	0.16
Diluted net earnings per common share	0.15

The pro forma results are presented for information purposes only and are not necessarily indicative of the operating results that would have occurred had the Carroll County and Redi-Cut acquisitions been consummated as of the beginning of 2000.

  Supplemental Cash Flow Information

Supplemental disclosures of cash flow information for the 2001 and 2000 quarters are as follows:

	Three Months Ended
(In thousands)	March 31, 2001	April, 1, 2000
Cash paid during the period for:
Interest	$917	$615
Income taxes	$2,328	$1,759

4. Industry Segment Information

The Company has three reportable segments: broadline foodservice distribution ("Broadline"); customized foodservice distribution ("Customized"); and fresh-cut produce processing ("Fresh-Cut"). Broadline markets and distributes more than 31,000 national and proprietary brand food and non-food products to a total of approximately 27,000 street and chain customers. Broadline consists of 12 operating locations that independently design their own product mix, distribution routes and delivery schedules to accommodate the needs of a large number of customers, whose individual purchases vary in size. Customized focuses on serving certain casual-dining chain restaurants. These customers generally prefer a centralized point of contact that facilitates item and menu changes, tailored distribution routing and customer service resolution. The Customized distribution network covers 49 states and several foreign countries from five distribution facilities. Fresh-Cut purchases, processes, packages and distributes a variety of fresh produce, mainly to third-party distributors for resale, primarily to quick-service restaurants located in the Southeastern, Southwestern and Midwestern United States. Fresh-Cut operations are conducted at four processing facilities.

(In thousands)	Broadline	Customized	Fresh-Cut	Corporate & Intersegment	Consolidated
First Quarter 2001

Net external sales	$359,680	$298,051	$65,744	$-	$723,475
Intersegment sales	831	-	12,185	(13,016)	-
Operating profit	6,699	2,643	4,154	(1,710)	11,786
Total assets	348,730	118,367	208,737	21,631	697,465
Interest expense (income)	2,091	1,002	3,090	(4,541)	1,642
Depreciation	2,323	581	1,157	62	4,123
Amortization	841	-	1,004	22	1,867
Capital expenditures	5,257	610	346	505	6,718

(In thousands)	Broadline	Customized	Fresh-Cut	Corporate & Intersegment	Consolidated
First Quarter 2000

Net external sales	$301,644	$246,144	$31,962	$-	$579,750
Intersegment sales	878	-	6,306	(7,184)	-
Operating profit	5,223	2,135	1,956	(1,750)	7,564
Total assets	312,017	112,069	51,229	12,313	487,628
Interest expense (income)	1,701	874	313	(1,499)	1,389
Depreciation	1,933	503	698	47	3,181
Amortization	805	-	115	31	951
Capital expenditures	5,539	138	4,322	981	10,980

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

6. Subsequent Events

On April 2, 2001, the Company completed the acquisition of the common stock of Empire Seafood Holding Corp. ("Empire"), a privately owned distributor and processor of seafood based in Miami, Florida. Empire markets a broad array of seafood directly to independent restaurants and other foodservice operators, primarily in Florida. Empire had 2000 net sales of approximately $107 million. The total consideration paid for the acquisition, including assumed debt, was approximately $75 million, of which approximately $20 million was represented by approximately 802,000 shares of common stock of the Company. The transaction will be accounted for as a purchase.

On April 4, 2001, the Company's Board of Directors declared a 2-for-1 stock split effected as a 100% stock dividend. The stock dividend had a record date of April 23, 2001 and was distributed to shareholders on April 30, 2001. All references to the number of common shares and per common share amounts in this Form 10-Q have been restated to give retroactive effect to the stock split for all periods presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unless this Form 10-Q indicates otherwise or the context otherwise requires, the terms, "we," "our," "us," or "Performance Food Group" as used in this Form 10-Q refer to Performance Food Group Company and its subsidiaries. References in this Form 10-Q to the 2001 and 2000 quarters refer to our fiscal quarters ended March 31, 2001 and April 1, 2000, respectively, unless otherwise expressly stated or the context otherwise requires.

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q.

Introduction

Performance Food Group was founded in 1987 as a result of the combination of various foodservice businesses, and has grown both internally through increased sales to existing and new customers and through acquisitions of existing foodservice distributors. We market and distribute over 31,000 national and proprietary brand food and non-food products to approximately 27,000 customers in the foodservice, or "food-away-from-home," industry. Our extensive product line and distribution system allow us to service both of the major customer types in the foodservice industry: "street" foodservice customers, which include independent restaurants, hotels, cafeterias, schools, healthcare facilities and other institutional customers, and multi-unit, or "chain" customers, which include regional and national quick-service and casual-dining restaurants. The principal components of our expenses include cost of goods sold, which represents the amounts paid to manufacturers and growers for products sold, and operating expenses, which include primarily labor-related expenses, delivery costs and occupancy expenses related to our facilities.

Results of Operations

The following table sets forth, for the quarters indicated, the components of our condensed consolidated statements of earnings expressed as a percentage of net sales:

	Three Months Ended
	March 31, 2001	April 1, 2000
Net sales	100.0%	100.0%
Cost of goods sold	86.8	86.6
Gross profit	13.2	13.4
Operating expenses	11.6	12.1
Operating profit	1.6	1.3
Other expense, net	0.2	0.2
Earnings before income taxes	1.4	1.1
Income tax expense	0.5	0.4
Net earnings	0.9%	0.7%

Comparison of the 2001 and 2000 Quarters

Net sales. Net sales increased 24.8% to $723.5 million in the 2001 quarter from net sales of $579.8 million in the 2000 quarter. Net sales in our existing operations increased 17.2% over the 2000 quarter, while acquisitions contributed the remaining 7.6% of our total sales growth for the 2001 quarter. Inflation contributed approximately 3.0% to the increase in net sales for the 2001 quarter.

Gross profit. Gross profit increased 23.2% to $95.4 million in the 2001 quarter from $77.4 million in the 2000 quarter. Gross profit margin, which we define as gross profit as a percentage of net sales, decreased to 13.2% in the 2001 quarter from 13.4% in the 2000 quarter. The decrease in gross profit margin was due primarily to higher inflation in our fresh-cut segment as well as increased sales to certain of our chain customers, which generally are higher volume, lower gross margin accounts.

Operating expenses. Operating expenses increased 19.7% to $83.6 million in the 2001 quarter compared with $69.8 million in the 2000 quarter. As a percentage of net sales, operating expenses decreased to 11.6% in the 2001 quarter from 12.1% in the 2000 quarter. The decrease in operating expenses as a percentage of net sales was due mainly to increased sales in our customized distribution segment, which has a lower operating expense ratio, defined as operating expenses as a percentage of net sales, than our broadline and fresh-cut segments, offset in part by higher fuel costs.

Operating profit. Operating profit increased 55.8% to $11.8 million in the 2001 quarter from $7.6 million in the 2000 quarter. Operating profit margin, which we define as operating profit as a percentage of net sales, increased to 1.6% in the 2001 quarter from 1.3% in the 2000 quarter.

Other expense, net. Other expense, net, increased to $1.6 million in the 2001 quarter from $1.3 million in the 2000 quarter. Included in other expense, net, was interest expense of $1.6 million in the 2001 quarter, compared with interest expense of $1.4 million in the 2000 quarter.

Income tax expense. Income tax expense increased to $3.9 million in the 2001 quarter from $2.4 million in the 2000 quarter. As a percentage of earnings before income taxes, the provision for income taxes was 38.0% for both the 2001 and 2000 quarters.

Net earnings. Net earnings increased 62.7% to $6.3 million in the 2001 quarter compared to $3.9 million in the 2000 quarter. As a percentage of net sales, net earnings increased to 0.9% in the 2001 quarter from 0.7% in the 2000 quarter.

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

Cash flows from operating activities. Cash provided by operating activities was $34.7 million for the 2001 quarter. In the 2001 quarter, the primary sources of cash from operating activities were net earnings and increased levels of trade payables and decreased levels of trade receivables, partially offset by increased levels of inventories. Cash provided by operating activities was $10.2 million for the 2000 quarter. In the 2000 quarter, the primary sources of cash from operations were net earnings, increased levels of trade payables and accrued expenses, partially offset by increased levels of trade receivables and inventories.

Cash used in investing activities. Cash used in investing activities was $5.8 million for the 2001 quarter. Investing activities primarily include additions to and disposals of property, plant and equipment and the acquisition of businesses. Our capital expenditures, excluding acquisitions of other businesses, for the 2001 quarter were $6.7 million. We anticipate that our total capital expenditures, excluding acquisitions, for fiscal 2001 will be approximately $33.0 million. Cash used in investing activities in the 2001 quarter also included approximately $483,000 paid to the former shareholders of AFFLINK, Inc. (formerly Affiliated Paper Companies, Inc.) and State Hotel Supply Company, Inc. as a result of certain contractual obligations under the purchase agreements. In the 2000 quarter, cash used in investing activities was $12.6 million. In the 2000 quarter, our total capital expenditures, excluding acquisitions of businesses, were $11.0 million. Cash used in investing activities in the 2000 quarter also included $1.7 million paid to the former shareholders of AFFLINK, related to the achievement of certain performance criteria under the purchase agreement.

Cash used in financing activities. Cash used in financing activities was $34.3 million in the 2001 quarter. In the 2001 quarter, cash flows from financing activities included approximately $906,000 of proceeds from industrial revenue bonds issued to finance the construction of a new produce-processing facility and proceeds of $3.1 million from the exercise of stock options. In the 2001 quarter, cash used in financing activities included $24.0 million of net repayments on our revolving credit facility, a decrease in outstanding checks in excess of deposits of $13.2 million and principal payments on long-term debt of $1.0 million. Cash used in financing activities was $1.3 million in the 2000 quarter. In the 2000 quarter, cash flows from financing activities included an increase in outstanding checks in excess of deposits of $6.8 million, proceeds of $2.7 million from industrial revenue bonds issued to finance the construction of a new produce-processing facility and proceeds of approximately $993,000 from the exercise of stock options. In the 2000 quarter, cash used in financing activities included $6.6 million paid by us to repurchase shares of our common stock in the open market for use in connection with our employee benefit plans and net repayments of $5.0 million on our revolving credit facility.

In March 1999, we entered into an $85.0 million revolving credit facility with a group of commercial banks that replaced our existing $30.0 million credit facility. In addition, we entered into a $5.0 million working capital line of credit with the lead bank of the group. Collectively, these two facilities are referred to as the "Credit Facility." The Credit Facility expires in March 2002. Approximately $23.0 million was outstanding under the Credit Facility at March 31, 2001. The Credit Facility also supports up to $10.0 million of standby letters of credit, of which $9.8 million were outstanding at March 31, 2001, that reduce amounts available under the Credit Facility. At March 31, 2001, we had $57.2 million available under the Credit Facility, subject to compliance with customary borrowing conditions. The Credit Facility bears interest at LIBOR plus a spread over LIBOR, which varies based on the ratio of funded debt to total capital. At March 31, 2001, borrowings under the Credit Facility bore interest at 5.49% per annum. Additionally, the Credit Facility requires the maintenance of certain financial ratios as defined in the credit agreement.

In March 1999, one of our subsidiaries issued $9.0 million of tax-exempt industrial revenue bonds to finance the construction of a produce-processing facility. On January 31, 2001, these bonds were refinanced with the proceeds of $9.0 million taxable revenue bonds in order to free us from certain restrictive covenants applicable to issuers of tax-exempt bonds. These bonds bear interest as determined by the remarketing agent for the bonds, of approximately 5.15% per annum at March 31, 2001. The bonds are secured by a letter of credit issued by a commercial bank and are due in March 2019.

In February 2001, we increased our master operating lease facility from $47.0 million to $55.0 million. This facility is being used to construct four distribution centers. Two of these distribution centers became operational in early 1999, one became operational in the second quarter of 2000, and the remaining property is scheduled to become operational in the second quarter of 2001. Under this facility, the lessor owns the distribution centers, incurs the related debt to construct the properties and thereafter leases each property to us. We have entered into leases for three of the properties and have also entered into a commitment to lease the fourth property for a period beginning upon completion of the property. All of these leases end on September 12, 2002, including extensions. Upon the expiration of the leases, we may seek to renew the leases. If we are unable to or choose not to renew the leases, we have the option to sell the properties to third parties or purchase the properties at their original cost. If the properties are sold to third parties for less than 88% of their aggregate original cost, we are obligated, under a residual value guarantee, to pay the lessor an amount equal to the shortfall. There can be no assurance that we will be able to renew the leases or sell the properties to third parties, and we will require substantial additional financing if we are required to purchase these properties upon the expiration of the master operating lease facility. Because of the location and condition of each property, we believe that the fair value of the properties included in this facility could eliminate or substantially reduce our exposure under the residual value guarantee, although there can be no assurance that we will not be required to make payments to satisfy this guarantee. Through March 31, 2001, construction expenditures by the lessor were approximately $48.2 million.

In June 2000, we entered into a $60.0 million master operating lease facility to construct or purchase various office buildings and distribution centers. As of March 31, 2001, two distribution centers had been purchased and construction of one office building and one distribution center had begun under this facility. Under this facility, the lessor owns the properties, incurs the related debt to construct or purchase the properties and thereafter leases each property to us. We have entered into a commitment to lease each property for a period beginning upon the completion of construction or acquisition of that property and ending on June 9, 2005. Upon the expiration of the leases, we may seek to renew the leases. If we are unable or choose not to renew the leases, we have the option to sell the properties to third parties or purchase the properties at their original cost. If the properties are sold to third parties for less than 85% of their aggregate original cost, we are obligated, under a residual value guarantee, to pay the lessor an amount equal to the shortfall. There can be no assurance that we will be able to renew the leases or sell the properties to third parties, and we will require substantial additional financing if we are required to purchase these properties upon the expiration of the master operating lease facility. Because of the location and condition of each property, we believe that the fair value of the properties included in this facility could eliminate or substantially reduce our exposure under the residual value guarantee, although there can be no assurance that we will not be required to make payments to satisfy this guarantee either with respect to the existing properties or any other properties which may be constructed or purchased in the future under the facility. Through March 31, 2001, construction expenditures by the lessor were approximately $23.7 million.

We believe that cash flows from operations and borrowings under our credit facilities and our master operating lease facilities will be sufficient to fund our operations and capital expenditures for the foreseeable future. However, we will likely require additional sources of financing to the extent that we make additional acquisitions in the future.

Business Combinations

On August 4, 2000, we acquired the common stock of Carroll County Foods, Inc., a privately owned broadline foodservice distributor based in New Windsor, Maryland. Carroll County provides products and services to traditional foodservice accounts in a region that includes Baltimore, Maryland and Washington, D.C. Carroll County had 1999 sales of approximately $45 million. On December 13, 2000, we acquired the common stock and membership interests of Redi-Cut Foods, Inc. and its affiliates, Kansas City Salad, L.L.C. and K. C. Salad Real Estate, L.L.C., collectively, "Redi-Cut," a privately owned processor of fresh-cut produce with facilities in Franklin Park, Illinois, a suburb of Chicago, and Kansas City, Missouri. Redi-Cut, which provides fresh-cut produce mainly to third-party distributors for resale primarily to quick-service restaurants such as McDonald's, KFC, Taco Bell, Pizza Hut and Burger King, had 1999 net sales of approximately $113 million.

The acquisitions of Carroll County and Redi-Cut have been accounted for using the purchase method; therefore, the acquired assets and liabilities have been recorded at their estimated fair values at the dates of acquisition. The excess of the purchase price over the fair value of tangible net assets acquired was approximately $137.3 million and is being amortized on a straight-line basis over estimated lives ranging from 5 to 40 years. The preliminary allocation of the excess purchase price of the Redi-Cut acquisition is subject to adjustment in 2001.

In the 2001 quarter, we paid a total of approximately $483,000 to the former shareholders of AFFLINK and State Hotel, which were acquired prior to 2000, as a result of certain contractual obligations in those purchase agreements. In the 2000 quarter, we paid approximately $1.7 million to the former shareholders of AFFLINK, related to the purchase agreement. The payments were recorded as additions to goodwill.

Subsequent Events

On April 2, 2001, we completed the acquisition of the common stock of Empire Seafood Holding Corp., a privately owned distributor and processor of seafood based in Miami, Florida. Empire markets a broad array of seafood directly to independent restaurants and other foodservice operators, primarily in Florida. Empire had 2000 net sales of approximately $107 million. The total consideration paid for the acquisition, including assumed debt, was approximately $75 million, of which approximately $20 million was represented by approximately 802,000 shares of our common stock. The transaction will be accounted for as a purchase.

On April 4, 2001, our Board of Directors declared a 2-for-1 stock split effected as a 100% stock dividend. The stock dividend had a record date of April 23, 2001 and was distributed to shareholders on April 30, 2001. All references to the number of common shares and per common share amounts in this Form 10-Q have been restated to give retroactive effect to the stock split for all periods presented.

Recently Issued Accounting Pronouncements

During 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 133, Accounting for Derivative Instruments and Hedging Activity, which is effective for periods beginning after June 15, 1999. In May 1999, the FASB issued SFAS No. 137, Deferral of the Effective Date of SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 137 delayed the effective date of SFAS No. 133 by one year. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133. We adopted the SFAS No. 138 in the 2001 quarter. The adoption of this standard had no impact on our financial condition or results of operations.

In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. We will adopt the provisions of this standard in the second quarter of 2001. Management believes the effect of the adoption of this standard will not have a material effect on our financial condition or results of operations.

Forward-Looking Statements

This report on Form 10-Q and the documents incorporated by reference herein contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements, which are based on assumptions and estimates and describe our future plans, strategies and expectations, are generally identifiable by the use of the words "anticipate," "will," "believe," "estimate," "expect," "intend," "seek" or similar expressions. These forward-looking statements may address, among other things, our anticipated earnings, capital expenditures, contributions to our net sales by acquired companies, sales momentum, customer and product sales mix, expected efficiencies in our business and our ability to realize expected synergies from acquisitions. These forward-looking statements are subject to risks, uncertainties and assumptions.

If one or more of these risks or uncertainties materialize, or if any underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from future results, performance or achievements expressed or implied by these forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this section. We undertake no obligation to publicly update or revise any forward-looking statements to reflect future events or developments.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Our primary market risks are related to fluctuations in interest rates and changes in commodity prices. Our primary interest rate risk is from changing interest rates related to our long-term debt. We currently manage this risk through a combination of fixed and floating rates on these obligations. For fixed-rate debt, interest rate changes affect the fair market value of the debt but do not impact earnings or cash flows. For floating-rate debt, interest rate changes generally do not affect the fair market value of the debt but impact earnings and cash flows, assuming other facts remain constant. As of March 31, 2001, our total debt consisted of fixed and floating rate debt of $51.6 million and $40.7 million, respectively. Substantially all of our floating rate debt is based on LIBOR.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In April 1999, Maxwell Chase Technologies, L.L.C. filed suit against our Fresh Advantage subsidiary. The lawsuit alleges, among other things, patent infringement and theft of trade secrets in the development and use of packaging materials used in our fresh-cut produce operations. Maxwell seeks to recover compensatory and other damages, as well as lost profits. We are vigorously defending this action and have filed a counterclaim against Maxwell. On February 1, 2001, the United States Patent and Trademark Office issued a decision that significantly diminishes the likelihood of an unfavorable decision against us our with respect to Maxwell's claim of patent infringement. We believe that Maxwell's allegations are without merit and that it is unlikely the outcome will have a material adverse effect on us. However, there can be no assurance that this matter, if decided unfavorably to us, will not have a material adverse effect on our results of operations.

In addition to the matter described above, we are also involved in other legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of the other proceedings and litigation currently pending will not have a material adverse effect on our results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended March 31, 2001.

Item 5. Other Information

Our Board of Directors declared a 2-for-1 stock split in the form of a stock dividend, paid on April 30, 2001 to shareholders of record on April 23, 2001.

Pursuant to Rule 416(b) of the Securities Act of 1933, as amended, the Registration Statements on Form S-4 (Reg. No. 333-24679 and Reg. No. 333-68877) and the Registration Statements on Form S-8 (Reg. No. 33-72400, Reg. No. 333-12223, Reg. No. 333-78229 and Reg. No. 333-60528) are hereby deemed to cover the additional shares of common stock issued in connection with the 2-for-1 stock split with respect to the shares registered on such registration statements.

Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits

10.34	Fourth Amendment to Credit Agreement dated March 6, 2001, among Performance Food Group Company, the lenders party thereto and First Union National Bank.
10.35	Third Amendment to Certain Operative Agreements and Consent dated as of March 6, 2001.
10.36	Trust Indenture between Fresh Advantage, Inc. and First Union National Bank dated as of February 1, 2001.
10.37	Confirmation of Guaranty between Performance Food Group Company and First Union National Bank dated as of February 1, 2001.
10.38	Amendment No. 1 to Irrevocable Letter of Credit with First Union National Bank dated as of February 1, 2001.
15	Letter regarding unaudited information from KPMG LLP.

(b) No reports on Form 8-K were filed during the quarter ended March 31, 2001.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERFORMANCE FOOD GROUP COMPANY

	By:	/s/ Roger L. Boeve
Roger L. Boeve
Executive Vice President & Chief Financial Officer

Date: May 14, 2001