Form 10-Q
period 2001-06-30
PERFORMANCE FOOD GROUP CO
filed 2001-08-14
CIK 908254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

Commission File No.: 0-22192

PERFORMANCE FOOD GROUP COMPANY
(Exact Name of Registrant as Specified in Its Charter)

Tennessee (State or Other Jurisdiction of Incorporation or Organization)	54-0402940 (I.R.S. Employer Identification Number)

12500 West Creek Parkway Richmond, Virginia (Address of Principal Executive Offices)	23238 (Zip Code)

Registrant's Telephone Number, Including Area Code	(804) 484-7700

6800 Paragon Place, Suite 500 Richmond, Virginia 23230
(Former Name, Former Address And Former Fiscal Year, If Changed Since Last Report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

X	Yes	No

As of August 10, 2001, 36,646,075 shares of the Registrant's Common Stock were outstanding.

Independent Accountants' Review Report

The Board of Directors and Shareholders
Performance Food Group Company:

We have reviewed the accompanying condensed consolidated balance sheet of Performance Food Group Company and subsidiaries (the Company) as of June 30, 2001, and the related condensed consolidated statements of earnings for the three-month and six-month periods ended June 30, 2001 and July 1, 2000 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2001 and July 1, 2000. These condensed consolidated financial statements are the responsibility of the Company's management.

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

/s/KPMG LLP

Richmond, Virginia
July 30, 2001

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands)	June 30, 2001	December 30, 2000
	(unaudited)
ASSETS
Current assets:
Cash	$9,791	$18,530
Trade accounts and notes receivable, net	161,459	167,444
Inventories	143,732	123,586
Other current assets	15,067	14,696

Total current assets	330,049	324,256

Property, plant and equipment, net	147,256	143,142
Intangible assets, net	303,228	239,311
Other assets	1,640	2,987

Total assets	$782,173	$709,696

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Outstanding checks in excess of deposits	$17,139	$33,330
Current installments of long-term debt	14,898	1,966
Trade accounts payable	151,571	134,986
Other current liabilities	62,158	57,504

Total current liabilities	245,766	227,786

Long-term debt, excluding current installments	127,604	114,492
Deferred income taxes	9,701	9,701

Total liabilities	383,071	351,979

Shareholders' equity	399,102	357,717

Total liabilities and shareholders' equity	$782,173	$709,696

See accompanying notes to unaudited condensed consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES

Condensed Consolidated Statement of Earnings (Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	June 30, 2001	July 1, 2000	June 30, 2001	July 1, 2000

Net sales	$794,822	$654,603	$1,518,297	$1,234,353
Cost of goods sold	686,206	567,624	1,314,306	1,069,965

Gross profit	108,616	86,979	203,991	164,388

Operating expenses	88,446	74,591	172,035	144,436

Operating profit	20,170	12,388	31,956	19,952

Other income (expense), net:
Interest expense	(2,161)	(1,499)	(3,803)	(2,888)
Other, net	(474)	(29)	(458)	40

Other expense, net	(2,635)	(1,528)	(4,261)	(2,848)

Earnings before income taxes	17,535	10,860	27,695	17,104

Income tax expense	6,663	4,127	10,524	6,500

Net earnings	$10,872	$6,733	$17,171	$10,604

Weighted average common shares outstanding	36,542	27,648	36,066	27,862
Basic net earnings per common share	$0.30	$0.24	$0.48	$0.38

Weighted average common shares and dilutive
potential common shares outstanding	37,857	28,770	37,383	28,771
Diluted net earnings per common share	$0.29	$0.23	$0.46	$0.37

See accompanying notes to unaudited condensed consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES

Condensed Consolidated Statement of Cash Flows (Unaudited)

	Six Months Ended
(In thousands)	June 30, 2001	July 1, 2000

Cash flows from operating activities:
Net earnings	$17,171	$10,604
Adjustments to reconcile net earnings to net cash provided
by operating activities:
Depreciation	8,645	6,405
Amortization	4,257	1,876
ESOP contributions applied to principal of ESOP debt	285	273
Loss (gain) on disposal of property, plant and equipment	697	(2)
Change in operating assets and liabilities, net	15,772	(5,256)

Net cash provided by operating activities	46,827	13,900

Cash flows from investing activities:
Purchases of property, plant and equipment	(13,791)	(16,923)
Net cash paid for acquisitions	(43,806)	(2,299)
Proceeds from sale of property, plant and equipment	1,027	619
Decrease in intangibles and other assets	797	409

Net cash used in investing activities	(55,773)	(18,194)

Cash flows from financing activities:
Increase (decrease) in outstanding checks in excess of deposits	(16,191)	1,798
Net borrowings on notes payable to banks	13,002	9,554
Proceeds from issuance of long-term debt	906	3,455
Principal payments on long-term debt	(1,464)	(338)
Repurchases of common stock	-	(11,907)
Employee stock option, incentive and purchase plans and related income tax benefits	3,954	2,154

Net cash provided by financing activities	207	4,716

Net increase (decrease) in cash	(8,739)	422

Cash, beginning of period	18,530	5,606
Cash, end of period	$9,791	$6,028

See accompanying notes to unaudited condensed consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2001 and July 1, 2000

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

In the opinion of management, the unaudited condensed consolidated financial statements contained in this report reflect all adjustments, consisting of only normal recurring accruals, which are necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. References in this Form 10-Q to the 2001 and 2000 quarters and periods refer to the fiscal quarters and the six-month periods ended June 30, 2001 and July 1, 2000, respectively.

On April 11, 2001, the Company's Board of Directors declared a 2-for-1 stock split effected as a 100% stock dividend. The record date of the stock dividend was April 23, 2001, and the stock dividend was distributed to shareholders on April 30, 2001. All references to the number of common shares and per common share amounts in this Form 10-Q have been restated to give retroactive effect to the stock split for all periods presented.

These unaudited condensed consolidated financial statements, note disclosures and other information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K.

2. Business Combinations

On April 2, 2001, the Company acquired all of the outstanding common stock of Empire Seafood Holding Corp. ("Empire"), a privately owned distributor and processor of seafood. Empire markets and distributes a broad array of seafood directly to independent restaurants and other foodservice operators, primarily in Florida.

On August 4, 2000, the Company acquired all of the outstanding common stock of Carroll County Foods, Inc. ("Carroll County"), a privately owned broadline foodservice distributor based in New Windsor, Maryland. Carroll County provides products and services to traditional foodservice accounts in a region that includes Baltimore, Maryland and Washington, D.C.

On December 13, 2000, the Company acquired all of the outstanding common stock and membership interests of Redi-Cut Foods, Inc. and its affiliates, Kansas City Salad, L.L.C and K. C. Salad Real Estate, L.L.C. (collectively "Redi-Cut,") a privately owned processor of fresh-cut produce with facilities in Franklin Park, Illinois, a suburb of Chicago, and Kansas City, Missouri. Redi-Cut provides fresh-cut produce mainly to third-party distributors for resale primarily to quick-service restaurants such as McDonald's, KFC, Taco Bell, Pizza Hut and Burger King.

The acquisitions of Empire, Carroll County and Redi-Cut have been accounted for using the purchase method; therefore, the acquired assets and liabilities have been recorded at their estimated fair values at the dates of acquisition. The excess of the total purchase price over the total fair value of tangible net assets acquired was approximately $201.4 million and is being amortized on a straight-line basis over estimated lives ranging from 5 to 40 years. The preliminary allocation of the excess purchase price of the Redi-Cut and Empire acquisitions are subject to final adjustment.

In the 2001 period, the Company paid a total of approximately $43.8 million in cash and issued a total of approximately 817,000 shares of its common stock for the acquisition of Empire and to the former shareholders of Carroll County, State Hotel Supply Company, Inc. ("State Hotel") and AFFLINK Incorporated (formerly Affiliated Paper Companies, Inc. "AFFLINK"), which were acquired in 2000, 1999 and 1998, respectively, as a result of certain contractual obligations in the purchase agreements relating to those acquisitions. In the 2000 period, the Company paid a total of approximately $2.3 million in cash and issued a total of approximately 89,000 shares of its common stock to the former shareholders of Dixon Tom-A-Toe Companies, Inc. and AFFLINK, which were acquired in 1999 and 1998, respectively, as a result of certain contractual obligations in the purchase agreements relating to those acquisitions. These payments were recorded as additions to goodwill.

The condensed consolidated statements of earnings and cash flows reflect the results of these acquired companies from the dates of acquisition through June 30, 2001. The unaudited consolidated results of operations on a pro forma basis as though these acquisitions had been consummated as of the beginning of 2000 are as follows:

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	June 30, 2001	July 1, 2000	June 30, 2001	July 1, 2000
Net sales	$794,822	$728,381	$1,544,405	$1,375,118
Gross profit	108,616	99,612	207,645	188,790
Net earnings	10,872	9,128	17,728	15,155
Basic net earnings per common share	$0.30	$0.25	$0.49	$0.42
Diluted net earnings per common share	0.29	0.25	0.47	0.41

The pro forma results are presented for information purposes only and may not be indicative of the operating results that would have occurred had the Empire, Carroll County and Redi-Cut acquisitions been consummated as of the beginning of 2000.

3. Supplemental Cash Flow Information

Supplemental disclosures of cash flow information for the 2001 and 2000 periods are as follows:

	Six Months Ended
(In thousands)	June 30, 2001	July 1, 2000
Cash paid during the period for:
Interest	$4,429	$2,929
Income taxes	$8,476	$5,032

4. Industry Segment Information

The Company has three reportable segments: broadline foodservice distribution ("Broadline"); customized foodservice distribution ("Customized"); and fresh-cut produce processing ("Fresh-Cut"). Broadline markets and distributes more than 31,000 national and proprietary brand food and non-food products to a total of approximately 27,000 street and chain customers. Broadline consists of 13 operating locations that independently design their own product mix, distribution routes and delivery schedules to accommodate the needs of a large number of customers, whose individual purchases vary in size. Customized focuses on serving certain casual-dining chain restaurants. These customers generally prefer a centralized point of contact that facilitates item and menu changes, tailored distribution routing and customer service resolution. The Customized distribution network covers 49 states and several foreign countries from five distribution facilities. Fresh-Cut purchases, processes, packages and distributes a variety of fresh produce, mainly to third-party distributors for resale, primarily to quick-service restaurants located in the Southeastern, Southwestern and Midwestern United States. Fresh-Cut operations are conducted at four processing facilities.

(In thousands)	Broadline	Customized	Fresh-Cut	Corporate & Intersegment	Consolidated

2001 Quarter
Net external sales	$415,477	$312,396	$66,949	$-	$794,822
Intersegment sales	1,820	-	10,083	(11,903)	-
Operating profit	12,546	3,569	6,360	(2,305)	20,170
Total assets	438,021	123,904	199,209	21,039	782,173
Interest expense (income)	2,827	817	2,482	(3,965)	2,161
Depreciation	2,500	621	1,328	73	4,522
Amortization	1,362	-	1,003	25	2,390
Capital expenditures	4,508	671	739	1,155	7,073

(In thousands)	Broadline	Customized	Fresh-Cut	Corporate & Intersegment	Consolidated
2000 Quarter

Net external sales	$335,231	$287,261	$32,111	$-	$654,603
Intersegment sales	950	-	6,675	(7,625)	-
Operating profit	9,304	2,835	1,867	(1,618)	12,388
Total assets	320,858	114,444	51,243	15,595	502,140
Interest expense (income)	1,800	844	415	(1,560)	1,499
Depreciation	2,035	505	620	64	3,224
Amortization	790	-	114	21	925
Capital expenditures	2,710	627	2,453	153	5,943

(In thousands)	Broadline	Customized	Fresh-Cut	Corporate & Intersegment	Consolidated
2001 Period

Net external sales	$775,157	$610,447	$132,693	$-	$1,518,297
Intersegment sales	2,651	-	22,268	(24,919)	-
Operating profit	19,245	6,212	10,514	(4,015)	31,956
Total assets	438,021	123,904	199,209	21,039	782,173
Interest expense (income)	4,918	1,819	5,572	(8,506)	3,803
Depreciation	4,823	1,202	2,485	135	8,645
Amortization	2,203	-	2,007	47	4,257
Capital expenditures	9,765	1,281	1,085	1,660	13,791

(In thousands)	Broadline	Customized	Fresh-Cut	Corporate & Intersegment	Consolidated
2000 Period

Net external sales	$636,875	$533,405	$64,073	$-	$1,234,353
Intersegment sales	1,828	-	12,981	(14,809)	-
Operating profit	14,527	4,970	3,823	(3,368)	19,952
Total assets	320,858	114,444	51,243	15,595	502,140
Interest expense (income)	3,501	1,718	728	(3,059)	2,888
Depreciation	3,968	1,008	1,318	111	6,405
Amortization	1,595	-	229	52	1,876
Capital expenditures	8,249	765	6,775	1,134	16,923

  New Accounting Standards

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations. SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for by the purchase method and specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. The adoption of this standard will affect the Company's accounting for future acquisitions, including the pending acquisitions of SFC and Fresh Express, discussed in Note 6.

Also in July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. The provisions of SFAS No. 142 state that goodwill should no longer be amortized, and goodwill and other intangible assets should be tested for impairment upon adoption of the standard, and at least annually thereafter. The Company will be required to adopt the provisions of SFAS No. 142 with its fiscal year beginning December 30, 2001, except for goodwill and any intangible assets acquired in a purchase business combination completed after June 30, 2001, for which the provisions of this standard are effective beginning July 1, 2001. As a result, after adoption of the provisions of this standard, the Company will no longer record amortization expense for goodwill. The Company will also be required to perform an assessment of whether there is an indication that goodwill and other intangible assets are impaired as of the date of adoption. Any such transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's consolidated statement of income.

As of the date of adoption, the Company expects to have unamortized goodwill, excluding acquisitions not yet consummated, in the amount of $274.0 million, which will be subject to the transition provisions of SFAS No. 142. Amortization expense related to goodwill was $2.0 million and $693,000 for the 2001 and 2000 quarters, respectively, and $3.7 million and $1.4 million for the 2001 and 2000 periods, respectively. The Company has not yet completed its analysis of the impact of these new standards on its financial condition and results of operations.

6. Subsequent Events

On July 3, 2001, the Company entered into an agreement with a financial institution whereby the SPE described below sells an undivided interest in certain of its trade receivables (the "Receivables Facility"). Pursuant to the Receivables Facility, the Company formed PFG Receivables Corporation, a wholly owned special-purpose subsidiary (the "SPE"). The SPE was formed for the sole purpose of buying receivables generated by some of the Company's operating units, and selling an undivided interest in those receivables to a financial institution. Under the Receivables Facility, the Company's operating units, irrevocably and without recourse, transfer a portion of their accounts receivable to the SPE. The SPE, in turn, has sold and, subject to certain conditions, may from time to time in the future, sell an undivided interest in these receivables to a financial institution. The amount of the undivided interest in the receivables owned by the financial institution cannot exceed $90 million at any one time. The proceeds from the initial sale of the undivided interest in these receivables were used to repay borrowings under the Company's revolving credit facility. As of July 3, 2001, the amount of the undivided interest owned by the financial institution under the Receivables Facility was $73 million. The agreement expires in July 2002, but can be renewed by mutual agreement between the financial institution and the Company. This two-step transaction will be accounted for under the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

On July 25, 2001, the Company signed a definitive agreement to acquire the common stock of Springfield Foodservice Corporation ("SFC"), a privately owned broadline foodservice distributor based in Springfield, Massachusetts, for approximately $85 million. SFC provides products and services to traditional foodservice accounts in a region covering New England and portions of New York State.

On August 9, 2001, the Company signed a definitive agreement to acquire the common stock of Fresh International Corp. ("Fresh Express"), a privately owned fresh-cut produce processor based in Salinas, California, for approximately $290 million. Fresh Express processes, markets and distributes a diverse line of packaged salads to supermarkets and foodservice operators throughout the entire United States. Fresh Express operates five processing facilities located in Salinas, California; Greencastle, Pennsylvania; Colorado Springs, Colorado; Atlanta, Georgia; and Chicago, Illinois.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unless this Form 10-Q indicates otherwise or the context otherwise requires, the terms, "we," "our," "us," or "Performance Food Group" as used in this Form 10-Q refer to Performance Food Group Company and its subsidiaries. References in this Form 10-Q to the 2001 and 2000 quarters and periods refer to our fiscal quarters and six-month periods ended June 30, 2001 and July 1, 2000, respectively, unless otherwise expressly stated or the context otherwise requires.

On April 11, 2001, our Board of Directors declared a 2-for-1 stock split effected as a 100% stock dividend. The record date of the stock dividend was April 23, 2001, and the stock dividend was distributed to shareholders on April 30, 2001. All references to the number of common shares and per common share amounts in this Form 10-Q have been restated to give retroactive effect to the stock split for all periods presented.

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

Results of Operations

The following table sets forth, for the periods indicated, the components of our condensed consolidated statements of earnings expressed as a percentage of net sales:

	Three Months Ended		Six Months Ended
	June 30, 2001	July 1, 2000	June 30, 2001	July 1, 2000
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	86.3	86.7	86.6	86.7
Gross profit	13.7	13.3	13.4	13.3
Operating expenses	11.2	11.4	11.3	11.7
Operating profit	2.5	1.9	2.1	1.6
Other expense, net	0.3	0.2	0.3	0.2
Earnings before income taxes	2.2	1.7	1.8	1.4
Income tax expense	0.8	0.7	0.7	0.5
Net earnings	1.4%	1.0%	1.1%	0.9%

Comparison of the 2001 and 2000 Periods and Quarters

Net sales. Net sales increased 21.4% to $794.8 million in the 2001 quarter from net sales of $654.6 million in the 2000 quarter. Net sales increased 23.0% to $1.52 billion in the 2001 period from net sales of $1.23 billion in the 2000 period. Net sales in our existing operations for the 2001 quarter increased 10.4% over the 2000 quarter and net sales in our existing operations for the 2001 period increased 13.7% over the 2000 period, while acquisitions contributed the remaining 11.0% and 9.3% of our total sales growth for the 2001 quarter and period, respectively. We estimate that inflation contributed approximately 1.8% and 2.4% to the increase in net sales for the 2001 quarter and period, respectively.

Gross profit. Gross profit increased 24.9% to $108.6 million in the 2001 quarter from $87.0 million in the 2000 quarter. Gross profit increased 24.1% to $204.0 million in the 2001 period from $164.4 million in the 2000 period. Gross profit margin, which we define as gross profit as a percentage of net sales, increased to 13.7% in the 2001 quarter and 13.4% in the 2001 period, compared to 13.3% in both the 2000 quarter and period. The increase in gross profit margin was due primarily to increased contribution from our fresh-cut segment, mainly as a result of the acquisition of Redi-Cut in December 2000, which typically has had higher gross profit margins than many of our other operating companies.

Operating expenses. Operating expenses increased 18.6% to $88.4 million in the 2001 quarter compared with $74.6 million in the 2000 quarter. Operating expenses increased 19.1% to $172.0 million in the 2001 period compared with $144.4 million in the 2000 period. As a percentage of net sales, operating expenses decreased to 11.2% in the 2001 quarter from 11.4% in the 2000 quarter, and to 11.3% in the 2001 period from 11.7% in the 2000 period. We believe that the decrease in operating expenses as a percentage of net sales was due mainly to tighter controls over expenses and efficiencies related to newer, more efficient fresh-cut processing facilities, which we opened in mid-2000.

Operating profit. Operating profit increased 62.8% to $20.2 million in the 2001 quarter from $12.4 million in the 2000 quarter. Operating profit increased 60.2% to $32.0 million in the 2001 period compared to $20.0 million in the 2000 period. Operating profit margin, which we define as operating profit as a percentage of net sales, increased to 2.5% in the 2001 quarter from 1.9% in the 2000 quarter, and to 2.1% in the 2001 period from 1.6% in the 2000 period.

Other expense, net. Other expense, net, increased to $2.6 million in the 2001 quarter from $1.5 million in the 2000 quarter, and to $4.3 million in the 2001 period from $2.8 million in the 2000 period. Included in other expense, net, was interest expense of $2.2 million in the 2001 quarter, compared with interest expense of $1.5 million in the 2000 quarter and interest expense of $3.8 million in the 2001 period, compared with interest expense of $2.9 million in the 2000 period. Interest expense was higher in the 2001 quarter and period than the 2000 quarter and period primarily due to higher levels of borrowings under our revolving credit facility, partially offset by lower interest rates.

Income tax expense. Income tax expense increased to $6.7 million in the 2001 quarter from $4.1 million in the 2000 quarter, and to $10.5 million in the 2001 period from $6.5 million in the 2000 period. As a percentage of earnings before income taxes, the provision for income taxes was 38.0% for the 2001 and 2000 quarters and periods.

Net earnings. Net earnings increased 61.5% to $10.9 million in the 2001 quarter compared to $6.7 million in the 2000 quarter. In the 2001 period, net earnings increased 61.9% to $17.2 million from $10.6 million in the 2000 period. As a percentage of net sales, net earnings increased to 1.4% in the 2001 quarter from 1.0% in the 2000 quarter, and to 1.1% in the 2001 period from 0.9% in the 2000 period.

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

Cash flows from operating activities. Cash provided by operating activities was $46.8 million for the 2001 period. In the 2001 period, the primary sources of cash from operating activities were net earnings and increased levels of trade payables and decreased levels of trade receivables, partially offset by increased levels of inventories. Cash provided by operating activities was $13.9 million for the 2000 period. In the 2000 period, the primary sources of cash from operations were net earnings and increased levels of trade payables, partially offset by increased levels of trade receivables and inventories.

Cash used in investing activities. Cash used in investing activities was $55.8 million for the 2001 period. Investing activities included additions to and disposals of property, plant and equipment and the acquisition of businesses. Our capital expenditures, excluding acquisitions of other businesses, for the 2001 period were $13.8 million. We anticipate that our total capital expenditures, excluding acquisitions, for fiscal 2001 will be approximately $33.0 million. Cash used in investing activities in the 2001 period also included a total of approximately $43.8 million paid for the acquisition of Empire Seafood Holding Corp. and to the former shareholders of Carroll County Foods, Inc., State Hotel Supply Company, Inc. and AFFLINK Incorporated (formerly Affiliated Paper Companies, Inc.), as a result of certain contractual obligations under the purchase agreements relating to the acquisitions. In the 2000 period, cash used in investing activities was $18.2 million. In the 2000 period, our total capital expenditures, excluding acquisitions of businesses, were $16.9 million. Cash used in investing activities in the 2000 period also included $2.3 million paid to the former shareholders of Dixon Tom-A-Toe Companies, Inc. and AFFLINK Inc., as a result of certain contractual obligations under the purchase agreements relating to the acquisitions.

Cash provided by financing activities. Cash provided by financing activities was $207,000 in the 2001 period. In the 2001 period, cash flows from financing activities included net borrowings of $13.0 million on our revolving credit facility, $906,000 of proceeds from industrial revenue bonds issued to finance the construction of a new produce-processing facility and proceeds of $4.0 million from the exercise of stock options. In the 2001 period, cash used in financing activities included a decrease in outstanding checks in excess of deposits of $16.2 million and principal payments on long-term debt of $1.5 million. Cash provided by financing activities was $4.7 million in the 2000 period. In the 2000 period, cash flows from financing activities included an increase in outstanding checks in excess of deposits of $1.8 million, net borrowing of $9.6 million on our revolving credit facility, proceeds of $3.5 million from industrial revenue bonds issued to finance the construction of a new produce-processing facility, and proceeds of $2.2 million from the exercise of stock options. In the 2000 period, cash used in financing activities included $11.9 million paid by us to repurchase shares of our common stock in the open market for use in connection with our employee benefit plans.

In March 1999, we entered into an $85.0 million revolving credit facility with a group of commercial banks that replaced our existing $30.0 million credit facility. In addition, we entered into a $5.0 million working capital line of credit with one of those banks. Collectively, these two facilities are referred to as the "Credit Facility." The Credit Facility expires in March 2002. Approximately $60.0 million was outstanding under the Credit Facility at June 30, 2001. The Credit Facility also allows the issuance of up to $20.0 million of standby letters of credit, of which $10.1 million were outstanding at June 30, 2001, that reduce borrowings available under the Credit Facility. At June 30, 2001, we had $19.9 million available under the Credit Facility, subject to compliance with customary borrowing conditions. The Credit Facility bears interest at LIBOR plus a spread over LIBOR, which varies based on our ratio of funded debt to total capital. At June 30, 2001, borrowings under the Credit Facility bore interest at 4.20% per annum. Additionally, the Credit Facility requires the maintenance of certain financial ratios as defined in the credit agreement.

In March 1999, one of our subsidiaries issued $9.0 million of tax-exempt industrial revenue bonds to finance the construction of a produce-processing facility. In January 2001, these bonds were refinanced with the proceeds of $9.0 million taxable revenue bonds in order to free us from certain restrictive covenants applicable to the subsidiary that issued the tax-exempt bonds. Like the tax-exempt bonds, these taxable bonds bear interest at a rate determined weekly by the remarketing agent for the bonds. The interest rate for these bonds was approximately 3.95% per annum at June 30, 2001. The bonds are secured by a letter of credit issued by a commercial bank and are due in March 2019.

In February 2001, we increased our master operating lease facility from $47.0 million to $55.0 million. This facility is being used to construct four distribution centers. Two of these distribution centers became operational in early 1999, one became operational in the second quarter of 2000, and the remaining property became operational in the second quarter of 2001. Under this facility, the lessor owns the distribution centers, incurs the related debt to construct the properties and thereafter leases each property to us. We have entered into leases for each of the properties. All of these leases end on September 12, 2002, including extensions. Upon the expiration of the leases, we may seek to renew the leases. If we are unable or choose not to renew the leases, we have the option of selling the properties to third parties or purchasing the properties at their original cost. If the properties are sold to third parties for less than 88% of their aggregate original cost, we are obligated, under a residual value guarantee, to pay the lessor an amount equal to the shortfall. There can be no assurance that we will be able to renew the leases or sell the properties to third parties, and we will require substantial additional financing if we are required to purchase the properties upon the expiration of the master operating lease facility. Because of the location and condition of each of the four properties referred to above, we believe that the anticipated fair value of these properties could eliminate or substantially reduce our exposure under the residual value guarantee, although there can be no assurance that we will not be required to make payments to satisfy this guarantee. Through June 30, 2001, construction expenditures by the lessor under this facility were approximately $49.3 million.

In June 2000, we entered into a $60.0 million master operating lease facility to construct or purchase various office buildings and distribution centers. As of June 30, 2001, two distribution centers had been purchased, one office building had been completed, and construction on one distribution center had begun under this facility. Under this facility, the lessor owns the properties, incurs the related debt to construct or purchase the properties and thereafter leases each property to us. We have entered into leases for three of these properties and have entered into a commitment to lease the fourth property for a period beginning upon the completion of construction of that property. The leases relating to the four properties referred to above, as well as any other leases we may enter into under this facility in the future, end on June 9, 2005. Upon the expiration of the leases, we may seek to renew the leases. If we are unable or choose not to renew the leases, we have the option of selling the properties to third parties or purchasing the properties at their original cost. If the properties are sold to third parties for less than 85% of their aggregate original cost, we are obligated, under a residual value guarantee, to pay the lessor an amount equal to the shortfall. There can be no assurance that we will be able to renew the leases or sell the properties to third parties, and we will require substantial additional financing if we are required to purchase the properties upon the expiration of the master operating lease facility. Because of the location and condition of each of the four properties referred to above, we believe that the anticipated fair value of these properties could eliminate or substantially reduce our exposure under the residual value guarantee with respect to these four properties, although there can be no assurance that we will not be required to make payments to satisfy this guarantee either with respect to these four properties or any other properties which may be constructed or purchased in the future under the facility. Through June 30, 2001, construction and acquisition expenditures by the lessor under this facility were approximately $26.2 million.

On July 3, 2001, subsequent to the end of the 2001 quarter, we entered into an agreement, which we refer to as the Receivables Facility, with a financial institution whereby the SPE discussed below sells an undivided interest in certain of our trade receivables. Pursuant to the Receivables Facility, we formed PFG Receivables Corporation, a wholly owned, special-purpose subsidiary, which we refer to as the SPE. The SPE was formed for the sole purpose of buying receivables generated by some of our operating units, and selling an undivided interest in those receivables to a financial institution. Under the Receivables Facility, our operating units irrevocably and without recourse, transfer a portion of their accounts receivable to the SPE. The SPE, in turn, has sold and, subject to certain conditions, may from time to time in the future, sell an undivided interest in these receivables to a financial institution. The amount of the undivided interest in the receivables owned by the financial institution cannot exceed $90 million at any one time. The proceeds from the initial sale of the undivided interest in these receivables were used to repay borrowings under our Credit Facility. As of July 3, 2001, the amount of the undivided interest owned by the financial institution under the Receivables Facility was $73 million. The agreement expires in July 2002, but can be renewed by mutual agreement between the financial institution and us. We will account for this two-step transaction under the provisions of Statement of Financial Accounting Standards, or SFAS, No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

On June 22, 2001, we filed a shelf registration statement registering the sale of up to $600 million of debt or equity securities. We believe that our cash flows from operations, borrowings under our credit facilities and our master operating lease facilities, the sale of undivided interests in trade receivables under the Receivables Facility and proceeds of any sales of securities under the shelf registration statement will be sufficient to fund our operations and currently anticipated capital expenditures for the next 18 months. However, we will likely require additional sources of financing depending upon our future acquisition plans.

Business Combinations

On April 2, 2001, we acquired all of the outstanding common stock of Empire, a privately owned distributor and processor of seafood. Empire markets and distributes a broad array of seafood directly to independent restaurants and other foodservice operators, primarily in Florida.

On August 4, 2000, we acquired all of the outstanding common stock of Carroll County, a privately owned broadline foodservice distributor based in New Windsor, Maryland. Carroll County provides products and services to traditional foodservice accounts in a region that includes Baltimore, Maryland and Washington, D.C.

On December 13, 2000, we acquired the all of the outstanding common stock and membership interests of Redi-Cut Foods, Inc. and its affiliates, Kansas City Salad, L.L.C. and K. C. Salad Real Estate, L.L.C., collectively, "Redi-Cut," a privately owned processor of fresh-cut produce with facilities in Franklin Park, Illinois, a suburb of Chicago, and Kansas City, Missouri. Redi-Cut provides fresh-cut produce mainly to third-party distributors for resale primarily to quick-service restaurants such as McDonald's, KFC, Taco Bell, Pizza Hut and Burger King.

The acquisitions of Empire, Carroll County and Redi-Cut have been accounted for using the purchase method; therefore, the acquired assets and liabilities have been recorded at their estimated fair values at the dates of acquisition. The excess of the total purchase price over the total fair value of tangible net assets acquired was approximately $201.4 million and is being amortized on a straight-line basis over estimated lives ranging from 5 to 40 years. The preliminary allocation of the excess purchase price of the Redi-Cut and Empire acquisitions are subject to final adjustment.

In the 2001 period, we paid a total of approximately $43.8 million in cash and issued a total of approximately 817,000 shares of our common stock for the acquisition of Empire and to the former shareholders of Carroll County, State Hotel and AFFLINK, which were acquired in 2000, 1999 and 1998, respectively, as a result of certain contractual obligations in the purchase agreements relating to those acquisitions. In the 2000 period, we paid a total of approximately $2.3 million in cash and issued a total of approximately 89,000 shares of our common stock to the former shareholders of Dixon and AFFLINK, as a result of certain contractual obligations in the purchase agreements relating to those acquisitions. The payments were recorded as additions to goodwill.

Subsequent to the end of the 2001 quarter, we signed definitive agreements to acquire two companies. On July 25, 2001, we signed a definitive agreement to acquire the common stock of Springfield Foodservice Corporation, or SFC, a privately owned broadline foodservice distributor based in Springfield, Massachusetts, for approximately $85 million. SFC provides products and services to traditional foodservice accounts in a region covering New England and portions of New York State. On August 9, 2001, we signed a definitive agreement to acquire the common stock of Fresh International Corp., referred to as Fresh Express, a privately owned fresh-cut produce processor based in Salinas, California, for approximately $290 million. Fresh Express processes, markets and distributes a diverse line of packaged salads to supermarkets and foodservice operators throughout the entire United States. Fresh Express operates five processing facilities located in Salinas, California; Greencastle, Pennsylvania; Colorado Springs, Colorado; Atlanta, Georgia; and Chicago, Illinois.

Recently Issued Accounting Pronouncements

During 1998, the Financial Accounting Standards Board, or FASB, issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activity, which is effective for periods beginning after June 15, 1999. In May 1999, the FASB issued SFAS No. 137, Deferral of the Effective Date of SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 137 delayed the effective date of SFAS No. 133 by one year. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133. We adopted the SFAS No. 138 in the first quarter of 2001. In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. We adopted the provisions of this standard in the second quarter of 2001. The adoption of these standards had no impact on our financial condition or results of operations.

In July 2001, the FASB issued SFAS No. 141, Business Combinations. SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for by the purchase method and also specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. The adoption of this standard will affect our accounting for future acquisitions, including the pending acquisitions of SFC and Fresh Express.

Also in July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. The provisions of SFAS No. 142 state that goodwill should no longer be amortized, and goodwill and other intangible assets should be tested for impairment upon adoption of the standard, and at least annually thereafter. We will be required to adopt the provisions of SFAS No. 142 with our fiscal year beginning December 30, 2001, except for goodwill and any intangible assets acquired in a purchase business combination completed after June 30, 2001, for which the provisions of this standard are effective beginning July 1, 2001. As a result, after adoption of the provisions of this standard, we will no longer record amortization expense for goodwill. We will also be required to perform an assessment of whether there is an indication that goodwill and other intangible assets are impaired as of the date of adoption. Any such transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in our consolidated statement of income.

As of the date of adoption, we expect to have unamortized goodwill, excluding acquisitions not yet consummated, in the amount of $274.0 million, which will be subject to the transition provisions of SFAS No. 142. Amortization expense related to goodwill was $2.0 million and $693,000 for the 2001 and 2000 quarters, respectively, and $3.7 million and $1.4 million for the 2001 and 2000 periods, respectively. We have not yet completed our analysis of the impact of these new standards on our financial condition and results of operations.

Forward-Looking Statements

This Form 10-Q and the documents incorporated by reference herein contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements, which are based on assumptions and estimates and describe our future plans, strategies and expectations, are generally identifiable by the use of the words "anticipate," "will," "believe," "estimate," "expect," "intend," "seek" or similar expressions. These forward-looking statements may address, among other things, our anticipated earnings, capital expenditures, contributions to our net sales by acquired companies, sales momentum, customer and product sales mix, expected efficiencies in our business and our ability to realize expected synergies from acquisitions. These forward-looking statements are subject to risks, uncertainties and assumptions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Our primary market risks are related to fluctuations in interest rates. Our primary interest rate risk is from changing interest rates related to our long-term debt. We currently manage this risk through a combination of fixed and floating rates on these obligations. For fixed-rate debt, interest rate changes affect the fair market value of the debt but do not impact earnings or cash flows. For floating-rate debt, interest rate changes generally do not affect the fair market value of the debt but impact earnings and cash flows, assuming other facts remain constant. As of June 30, 2001, our total debt consisted of fixed and floating rate debt of $65.3 million and $77.2 million, respectively. Substantially all of our floating rate debt is based on LIBOR.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There has been no material change to the status of our litigation with Maxwell Chase Technologies, LLC since our most recent filing on Form 10-Q for the period ended March 31, 2001.

In addition to the matter described above, we are also involved in other legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of the other proceedings and litigation currently pending will not have a material adverse effect on our results of operations.

Item 4. Submission of Matters to a Vote of Security Holders
(a)	The annual meeting of shareholders was held on May 2, 2001.

(b)	The following Director nominees were elected by shareholders of record as of March 14, 2001:

	Class II	Votes in Favor	Votes Against	Abstentions
	Robert C. Sledd	14,121,428	317,345	-
	Fred C. Goad, Jr.	14,178,912	259,861	-

(c)	The following other matters were voted on by shareholders of record as of March 14, 2001:

		Votes in Favor	Votes Against	Abstentions
	Amendment to our 1993 Employee Stock Incentive Plan to increase the number of shares available for issuance thereunder.	8,790,023	4,299,854	52,469

	Amendment to our Employee Stock Purchase Plan to increase the number of shares available for issuance thereunder.	12,456,664	634,525	51,157

	Amendment to our Restated Charter to increase the number of authorized shares of common stock from 50,000,000 to 100,000,000.	12,210,653	2,173,939	54,181

Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits:

10.39	Fifth Amendment to Credit Agreement dated April 27, 2001, among Performance Food Group Company, the lenders party thereto and First Union National Bank.
10.40	Second Amendment to Certain Operative Agreements and Consent dated as of April 27, 2001.
10.41

Receivables Purchase Agreement dated July 3, 2001, by and among PFG Receivables Corporation, as Seller, Performance Food Group Company, as Servicer, Jupiter Securitization Corporation and Bank One, NA as Agent. (Schedules and other exhibits are omitted from this filing, but the Registrant will furnish supplemental copies of the omitted materials to the Securities and Exchange Commission upon request.)

15	Letter regarding unaudited information from KPMG LLP.

(b) No reports on Form 8-K were filed during the quarter ended June 30, 2001.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERFORMANCE FOOD GROUP COMPANY

	By:	/s/ Roger L. Boeve
Roger L. Boeve
Executive Vice President & Chief Financial Officer

Date: August 14, 2001