Form 10-Q
period 2001-09-29
PERFORMANCE FOOD GROUP CO
filed 2001-11-13
CIK 908254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 2001

Commission File No.: 0-22192

PERFORMANCE FOOD GROUP COMPANY
(Exact Name of Registrant as Specified in Its Charter)

Tennessee (State or Other Jurisdiction of Incorporation or Organization)	54-0402940 (I.R.S. Employer Identification Number)

12500 West Creek Parkway Richmond, Virginia (Address of Principal Executive Offices)	23238 (Zip Code)

Registrant's Telephone Number, Including Area Code	(804) 484 -7700

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

X	Yes	No

As of November 12, 2001, 43,755,069 shares of the Registrant's Common Stock were outstanding.

Independent Accountants' Review Report

The Board of Directors and Shareholders
Performance Food Group Company:

We have reviewed the accompanying condensed consolidated balance sheet of Performance Food Group Company and subsidiaries (the Company) as of September 29, 2001, and the related condensed consolidated statements of earnings for the three-month and nine-month periods ended September 29, 2001 and September 30, 2000 and the related condensed consolidated statements of cash flows for the nine-month periods ended September 29, 2001 and September 30, 2000. These condensed consolidated financial statements are the responsibility of the Company's management.

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

/s/KPMG LLP

Richmond, Virginia
October 29, 2001

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands)	September 29, 2001	December 30, 2000
	(unaudited)

ASSETS
Current assets:
Cash	$16,041	$18,530
Accounts and notes receivable, net, including
retained interest in securitized receivables (Note 2)	102,215	167,444
Inventories	159,625	123,586
Other current assets	20,797	14,696

Total current assets	298,678	324,256

Property, plant and equipment, net	150,476	143,142
Intangible assets, net	367,691	239,311
Other assets	7,789	2,987

Total assets	$824,634	$709,696

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Outstanding checks in excess of deposits	$47,062	$33,330
Current installments of long-term debt	1,347	1,966
Trade accounts payable	155,086	134,986
Other current liabilities	68,303	57,504

Total current liabilities	271,798	227,786

Long-term debt, excluding current installments	88,544	114,492
Deferred income taxes	9,845	9,701

Shareholders' equity	454,447	357,717

Total liabilities and shareholders' equity	$824,634	$709,696

See accompanying notes to unaudited condensed consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES

Condensed Consolidated Statement of Earnings (Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	September 29, 2001	September 30, 2000	September 29, 2001	September 30, 2000

Net sales	$798,807	$693,127	$2,317,104	$1,927,480
Cost of goods sold	687,910	599,904	2,002,216	1,669,869

Gross profit	110,897	93,223	314,888	257,611

Operating expenses	87,943	78,084	259,978	222,520

Operating profit	22,954	15,139	54,910	35,091

Other income (expense), net:
Interest expense	(1,252)	(1,716)	(5,055)	(4,604)
Loss on sale of receivables	(836)	-	(836)	-
Other, net	(25)	10	(483)	50

Other expense, net	(2,113)	(1,706)	(6,374)	(4,554)

Earnings before income taxes	20,841	13,433	48,536	30,537

Income tax expense	7,920	5,104	18,444	11,604

Net earnings	$12,921	$8,329	$30,092	$18,933

Weighted average common shares outstanding	36,944	27,966	36,359	27,897
Basic net earnings per common share	$0.35	$0.30	$0.83	$0.68

Weighted average common shares and dilutive
potential common shares outstanding	38,377	29,394	37,719	28,974
Diluted net earnings per common share	$0.34	$0.28	$0.80	$0.65

See accompanying notes to unaudited condensed consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES

Condensed Consolidated Statement of Cash Flows (Unaudited)
	Nine Months Ended
(In thousands)	September 29, 2001	September 30, 2000

Cash flows from operating activities:
Net earnings	$30,092	$18,933
Adjustments to reconcile net earnings to net cash provided
by operating activities:
Depreciation	13,280	10,105
Amortization	6,861	2,848
ESOP contributions applied to principal of ESOP debt	430	412
Loss on disposal of property, plant and equipment	898	36
Change in operating assets and liabilities, net, including proceeds received of $78 million from the sale of receivables under the
receivables purchase facility (Note 2)	77,233	(21,541)

Net cash provided by operating activities	128,794	10,793

Cash flows from investing activities:
Purchases of property, plant and equipment	(20,357)	(22,059)
Net cash for acquisitions	(98,373)	(8,800)
Proceeds from sale of property, plant and equipment	2,700	634
Decrease (increase) in intangibles and other assets	(5,353)	425

Net cash used in investing activities	(121,383)	(29,800)

Cash flows from financing activities:
Increase in outstanding checks in excess of deposits	11,553	12,683
Net borrowings (repayments) on notes payable to banks	(26,998)	15,032
Proceeds from issuance of long-term debt	906	3,454
Principal payments on long-term debt	(1,823)	(634)
Repurchases of common stock	-	(11,907)
Employee stock option, incentive and purchase plans
and related income tax benefits	6,462	4,380

Net cash provided by (used in) financing activities	(9,900)	23,008

Net increase (decrease) in cash	(2,489)	4,001

Cash, beginning of period	18,530	5,606
Cash, end of period	$16,041	$9,607

See accompanying notes to unaudited condensed consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements
September 29, 2001 and September 30, 2000

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

In the opinion of management, the unaudited condensed consolidated financial statements contained in this report reflect all adjustments, consisting of only normal recurring accruals, which are necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. References in this Form 10-Q to the 2001 and 2000 quarters and periods refer to the fiscal quarters and the nine-month periods ended September 29, 2001 and September 30, 2000, respectively.

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

2. Receivables Purchase Facility

On July 3, 2001, the Company entered into a receivables purchase facility (the "Receivables Facility"), under which PFG Receivables Corporation, a wholly owned, special-purpose subsidiary of the Company, sold an undivided interest in certain of the Company's trade receivables. PFG Receivables Corporation was formed for the sole purpose of buying receivables generated by certain of the Company's operating units, and selling an undivided interest in those receivables to a financial institution. Under the Receivables Facility, the Company's operating units transfer a portion of their accounts receivable to PFG Receivables Corporation, which in turn, subject to certain conditions, may from time to time sell an undivided interest in these receivables to a financial institution. The Company's operating units continue to service the receivables on behalf of the financial institution at estimated market rates. Accordingly, the Company has not recognized a servicing asset or liability. The amount of the undivided interest in the receivables owned by the financial institution cannot exceed $90.0 million at any one time.

The Company received approximately $78.0 million of proceeds for receivables sold under the Receivables Facility in the 2001 quarter. At September 29, 2001, accounts receivable included approximately $35.4 million of residual interest ("Residual Interest"), which represents the Company's retained interest in receivables held by PFG Receivables Corporation. The Residual Interest was measured using the estimated discounted cash flows of the underlying accounts receivable based on estimated collections and a discount rate equivalent to the Company's incremental borrowing rate. The loss on sale of receivables of $836,000 in the 2001 quarter and period is included in other expense, net, in the Condensed Consolidated Statement of Earnings in this Form 10-Q and represents the Company's cost of securitizing those receivables with the financial institution.

The Company records the sale of accounts receivable to the financial institution in accordance with Statement of Financial Accounting Standards ("SFAS") No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Accordingly, at the time the receivables are sold, the receivables are removed from the Company's balance sheet. The Company records a loss on the sale of these receivables, which includes a discount based on the receivables' credit quality and a financing cost for the financial institution, based upon a 30-day commercial-paper rate. At September 29, 2001, the rate under the Receivables Facility was approximately 3.99%.

  Business Combinations

On September 10, 2001, the Company acquired all the outstanding common stock of Springfield Foodservice Corporation ("SFC"), a privately owned broadline foodservice distributor based in Springfield, Massachusetts. SFC provides products and services to traditional foodservice accounts in a region covering New England and portions of New York State.

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

The acquisitions of SFC, Empire, Redi-Cut and Carroll County have been accounted for using the purchase method; therefore, the acquired assets and liabilities have been recorded at their estimated fair values at the dates of acquisition. The excess of the total purchase price over the total fair value of tangible net assets acquired was approximately $269.5 million and is being amortized on a straight-line basis over estimated lives ranging from 5 to 40 years. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the goodwill related to the acquisition of SFC is not being amortized (see Note 6). The goodwill of Empire, Redi-Cut and Carroll County is being amortized until the Company's fiscal year beginning December 30, 2001, at which time, in accordance with SFAS No. 142, the Company will no longer amortize goodwill. The preliminary allocations of the excess purchase price of the SFC and Empire acquisitions are subject to final adjustment.

In the 2001 period, the Company paid a total of approximately $98.4 million in cash and issued a total of approximately 2.1 million shares of its common stock for the acquisitions of SFC and Empire and to the former shareholders of Carroll County, State Hotel Supply Company, Inc. ("State Hotel") and AFFLINK Incorporated (formerly Affiliated Paper Companies, Inc. "AFFLINK"), which were acquired in 2000, 1999 and 1998, respectively, as a result of certain contractual obligations in the purchase agreements relating to those acquisitions. In the 2000 period, the Company paid a total of approximately $8.8 million in cash and issued a total of approximately 470,000 shares of its common stock for the acquisition of Carroll County in 2000 and to the former shareholders of Dixon Tom-A-Toe Companies, Inc. and AFFLINK, which were acquired in 1999 and 1998, respectively, as a result of certain contractual obligations in the purchase agreements relating to those acquisitions.

The condensed consolidated statements of earnings and cash flows reflect the results of these acquired companies from the dates of acquisition through September 29, 2001. The unaudited consolidated results of operations, on a pro forma basis as though these acquisitions had been consummated as of the beginning of 2000, are as follows:
	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	September 29, 2001	September 30, 2000	September 29, 2001	September 30, 2000
Net sales	$826,666	$769,807	$2,445,686	$2,199,029
Gross profit	117,004	108,024	340,049	308,686
Net earnings	12,017	10,624	29,704	24,210
Basic net earnings per common share	$0.32	$0.28	$0.79	$0.65
Diluted net earnings per common share	0.31	0.27	0.76	0.63

The pro forma results are presented for informational purposes only and may not be indicative of the operating results that would have occurred had the SFC, Empire, Redi-Cut and Carroll County acquisitions been consummated as of the beginning of 2000.

4. Supplemental Cash Flow Information

Supplemental disclosures of cash flow information for the 2001 and 2000 periods are as follows

	Nine Months Ended
(In thousands)	September 29, 2001	September 30, 2000
Cash paid during the period for:
Interest	$5,730	$3,799
Income taxes	$10,460	$7,906

5. Industry Segment Information

The Company has three reportable segments: broadline foodservice distribution ("Broadline"); customized foodservice distribution ("Customized"); and fresh-cut produce processing ("Fresh-Cut"). Broadline markets and distributes more than 32,000 national and proprietary brand food and non-food products to a total of approximately 29,000 street and chain customers. Broadline consists of 14 operating locations that independently design their own product mix, distribution routes and delivery schedules to accommodate the needs of a large number of customers, whose individual purchases vary in size. Customized focuses on serving certain casual-dining chain restaurants. These customers generally prefer a centralized point of contact that facilitates item and menu changes, tailored distribution routing and customer service resolution. The Customized segment distributes in 49 states and several foreign countries from five distribution facilities. Fresh-Cut purchases, processes, packages and distributes a variety of fresh packaged produce and salad items, mainly to third-party distributors for resale, primarily to quick-service restaurants located in the southeastern, southwestern and midwestern United States. Fresh-Cut operations are conducted at four processing facilities.

(In thousands)	Broadline	Customized	Fresh-Cut	Corporate & Intersegment	Consolidated

2001 Quarter
Net external sales	$422,400	$312,737	$63,670	$-	$798,807
Intersegment sales	5,612	-	8,716	(14,328)	-
Operating profit	13,578	3,670	7,546	(1,840)	22,954
Total assets	476,607	100,285	198,365	49,377	824,634
Interest expense (income)	1,400	542	2,115	(2,805)	1,252
Depreciation	2,489	622	1,341	183	4,635
Amortization	1,437	-	1,142	25	2,604
Capital expenditures	2,498	573	2,482	1,013	6,566

(In thousands)	Broadline	Customized	Fresh-Cut	Corporate & Intersegment	Consolidated
2000 Quarter

Net external sales	$369,887	$292,650	$30,590	$-	$693,127
Intersegment sales	1,061	-	6,041	(7,102)	-
Operating profit	10,677	3,109	2,758	(1,405)	15,139
Total assets	340,563	116,389	56,530	15,744	529,226
Interest expense (income)	2,200	874	420	(1,778)	1,716
Depreciation	2,137	508	988	67	3,700
Amortization	836	-	115	21	972
Capital expenditures	2,791	480	1,783	82	5,136

(In thousands)	Broadline	Customized	Fresh-Cut	Corporate & Intersegment	Consolidated
2001 Period

Net external sales	$1,197,557	$923,184	$196,363	$-	$2,317,104
Intersegment sales	8,263	-	30,984	(39,247)	-
Operating profit	32,823	9,882	18,060	(5,855)	54,910
Total assets	476,607	100,285	198,365	49,377	824,634
Interest expense (income)	6,318	2,361	7,687	(11,311)	5,055
Depreciation	7,312	1,824	3,826	318	13,280
Amortization	3,640	-	3,149	72	6,861
Capital expenditures	12,263	1,854	3,567	2,673	20,357

(In thousands)	Broadline	Customized	Fresh-Cut	Corporate & Intersegment	Consolidated
2000 Period

Net external sales	$1,006,762	$826,055	$94,663	$-	$1,927,480
Intersegment sales	2,889	-	19,022	(21,911)	-
Operating profit	25,204	8,079	6,581	(4,773)	35,091
Total assets	340,563	116,389	56,530	15,744	529,226
Interest expense (income)	5,701	2,592	1,148	(4,837)	4,604
Depreciation	6,105	1,516	2,306	178	10,105
Amortization	2,431	-	344	73	2,848
Capital expenditures	11,040	1,245	8,558	1,216	22,059

  New Accounting Standards

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations. SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method and specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. The Company adopted SFAS No. 141 in the 2001 quarter with its acquisition of SFC.

Also in July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. The provisions of SFAS No. 142 require that goodwill no longer be amortized, and that goodwill and other intangible assets be tested for impairment upon adoption of the standard, and at least annually thereafter. The Company will be required to adopt the provisions of SFAS No. 142 with its fiscal year beginning December 30, 2001, except for goodwill and any intangible assets acquired in purchase business combinations completed after June 30, 2001, for which the provisions of this standard were effective beginning July 1, 2001. Therefore, the Company adopted SFAS No. 142 for its acquisition of SFC in the 2001 quarter. After adoption of the provisions of this standard beginning December 30, 2001, the Company will no longer record amortization expense for goodwill. The Company will also be required to perform an assessment of whether there is an indication that goodwill and other intangible assets are impaired as of the date of adoption. If applicable, any such transitional impairment loss would be recognized as a cumulative effect of a change in accounting principle in the Company's consolidated statement of earnings.

As of the date of adoption, the Company expects to have unamortized goodwill, excluding acquisitions not yet consummated, in the amount of $360.9 million, which will be subject to the transition provisions of SFAS No. 142. Amortization expense related to goodwill was $2.0 million and $732,000 for the 2001 and 2000 quarters, respectively, and $5.7 million and $2.1 million for the 2001 and 2000 periods, respectively. The Company has not yet completed its analysis of the impact adopting SFAS No. 142 will have on its financial condition and results of operations.

7. Subsequent Events

On October 16, 2001, the Company completed the offering of 5,750,000 shares of its common stock at an offering price of $26.36 per share and issued approximately $201.3 million aggregate principal amount of 5 1/2% convertible subordinated notes due in 2008 (the "Notes"). The Notes are non-callable for three years and are redeemable at declining premiums thereafter. The Notes have a conversion price of $32.95 per share, subject to adjustment. Net proceeds from these offerings totaled approximately $338.2 million, net of underwriting discounts and estimated offering expenses. The net proceeds were used to repay the Company's borrowings of $22.0 million outstanding under its revolving credit facility and fund the acquisition of Fresh International Corp. ("Fresh Express") described below.

Simultaneously with the closing of the common stock and Notes offerings, the Company acquired all of the outstanding common stock of Fresh Express, a privately owned fresh-cut produce processor based in Salinas, California. Fresh Express processes, markets and distributes a diverse line of packaged salads to supermarkets and foodservice operators throughout the entire United States. Fresh Express operates five processing facilities located in Salinas, California; Greencastle, Pennsylvania; Colorado Springs, Colorado; Atlanta, Georgia; and Chicago, Illinois. The Company paid approximately $302.6 million in cash for the acquisition of Fresh Express, which included the repayment of net debt outstanding, and the assumption of certain liabilities. The actual purchase price of Fresh Express is subject to adjustments, which are payable in cash, based upon, among other things, Fresh Express' net worth as of the closing date. In addition, the Company is obligated to pay the former shareholders of Fresh Express, as additional purchase price, up to $10.0 million in cash if Fresh Express achieves certain operating targets during a three-year period following closing of the acquisition.

Also on October 16, 2001, the Company entered into a new $200.0 million credit facility (the " New Credit Facility") with several financial institutions, which replaces the Company's $85.0 million credit facility and $5.0 million working capital line of credit. The New Credit Facility expires in 2006 and bears interest at a floating rate equal to, at the Company's election, the agent bank's prime rate or a spread over LIBOR, which varies based upon the Company's leverage ratio, as defined in the credit agreement. The New Credit Facility also requires the maintenance of certain financial ratios as defined in the credit agreement and contains customary events of default. The New Credit Facility allows for the issuance of up to $40.0 million of standby letters of credit, which reduce borrowings available under the New Credit Facility. The New Credit Facility also requires that the Company's existing subsidiaries and, subject to limited exceptions, future subsidiaries, guarantee all of the Company's borrowings, letters of credit and other obligations under the New Credit Facility. At October 16, 2001, the Company had no borrowings outstanding under the New Credit Facility.

On October 24, 2001, the Company settled its litigation with Maxwell Chase Technologies, LLC. This settlement did not have a material effect on our financial conditions or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unless this Form 10-Q indicates otherwise or the context otherwise requires, the terms, "we," "our," "us," or "Performance Food Group" as used in this Form 10-Q refer to Performance Food Group Company and its subsidiaries. References in this Form 10-Q to the 2001 and 2000 quarters and periods refer to our fiscal quarters and nine-month periods ended September 29, 2001 and September 30, 2000, respectively, unless otherwise expressly stated or the context otherwise requires.

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

Introduction

Performance Food Group was founded in 1987 as a result of the combination of various foodservice businesses, and has grown both internally through increased sales to existing and new customers and through acquisitions of existing foodservice distributors. We market and distribute over 36,000 national and proprietary brand food and non-food products to approximately 29,000 customers in the foodservice, or "food-away-from-home," industry. Our extensive product line and distribution system allow us to service both of the major customer types in the foodservice industry: "street" foodservice customers, which include independent restaurants, hotels, cafeterias, schools, healthcare facilities and other institutional customers, and multi-unit, or "chain" customers, which include regional and national quick-service and casual-dining restaurants. The principal components of our expenses include cost of goods sold, which represents the amounts paid to manufacturers and growers for products sold, and operating expenses, which include primarily labor-related expenses, delivery costs and occupancy expenses related to our facilities.

Results of Operations

The following table sets forth, for the periods indicated, the components of our condensed consolidated statements of earnings expressed as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	September 29, 2001	September 30, 2000	September 29, 2001	September 30, 2000
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	86.1	86.5	86.4	86.6
Gross profit	13.9	13.5	13.6	13.4
Operating expenses	11.0	11.3	11.2	11.6
Operating profit	2.9	2.2	2.4	1.8
Other expense, net	0.3	0.2	0.3	0.2
Earnings before income taxes	2.6	2.0	2.1	1.6
Income tax expense	1.0	0.8	0.8	0.6
Net earnings	1.6%	1.2%	1.3%	1.0%

Comparison of the 2001 and 2000 Periods and Quarters

Net sales. Net sales increased 15.3% to $798.8 million in the 2001 quarter from net sales of $693.1 million in the 2000 quarter. Net sales increased 20.2% to $2.32 billion in the 2001 period from net sales of $1.93 billion in the 2000 period. Net sales in our existing operations for the 2001 quarter increased approximately 5.5% over the 2000 quarter and net sales in our existing operations for the 2001 period increased 10.6% over the 2000 period, while acquisitions contributed the remaining approximately 9.8% and 9.6% of our total sales growth for the 2001 quarter and period, respectively. We estimate that inflation contributed approximately 2.3% to the increase in net sales for both the 2001 quarter and period. The rate of growth in net sales in our existing operations for the 2001 quarter was not as great as the immediately preceding quarters, reflecting both general economic conditions and the effect of the September 11, 2001 terrorist attacks.

Gross profit. Gross profit increased 19.0% to $110.9 million in the 2001 quarter from $93.2 million in the 2000 quarter. Gross profit increased 22.2% to $314.9 million in the 2001 period from $257.6 million in the 2000 period. Gross profit margin, which we define as gross profit as a percentage of net sales, increased to 13.9% in the 2001 quarter and 13.6% in the 2001 period, compared to 13.5% in the 2000 quarter and 13.4% in the 2000 period. The increase in gross profit margin was due primarily to increased contribution from our fresh-cut segment, mainly as a result of the acquisition of Redi-Cut in December 2000, which typically has had higher gross profit margins than many of our other operating companies.

Operating expenses. Operating expenses increased 12.6% to $87.9 million in the 2001 quarter compared with $78.1 million in the 2000 quarter. Operating expenses increased 16.8% to $260.0 million in the 2001 period compared with $222.5 million in the 2000 period. As a percentage of net sales, operating expenses decreased to 11.0% in the 2001 quarter from 11.3% in the 2000 quarter, and to 11.2% in the 2001 period from 11.6% in the 2000 period. We believe that the decrease in operating expenses as a percentage of net sales was due mainly to improved productivity related in part to reduced employee turnover, tighter controls over expenses and efficiencies related to newer, more efficient fresh-cut processing facilities, which we opened in mid-2000.

Operating profit. Operating profit increased 51.6% to $23.0 million in the 2001 quarter from $15.1 million in the 2000 quarter. Operating profit increased 56.5% to $54.9 million in the 2001 period compared to $35.1 million in the 2000 period. Operating profit margin, which we define as operating profit as a percentage of net sales, increased to 2.9% in the 2001 quarter from 2.2% in the 2000 quarter, and to 2.4% in the 2001 period from 1.8% in the 2000 period.

Other expense, net. Other expense, net, increased to $2.1 million in the 2001 quarter from $1.7 million in the 2000 quarter, and to $6.4 million in the 2001 period from $4.6 million in the 2000 period. Included in other expense, net, was interest expense of $1.3 million in the 2001 quarter, compared with interest expense of $1.7 million in the 2000 quarter and interest expense of $5.1 million in the 2001 period, compared with interest expense of $4.6 million in the 2000 period. Interest expense for both the 2001 quarter and period was reduced due to lower interest rates than the 2000 quarter and period, offset in part by higher average borrowing levels in the 2001 period. In the 2001 quarter and period, other expense, net, included a loss on the sale of receivables of approximately $836,000, related to the receivables purchase facility, described in the "Liquidity and Capital Resources" section of this Form 10-Q.

Income tax expense. Income tax expense increased to $7.9 million in the 2001 quarter from $5.1 million in the 2000 quarter, and to $18.4 million in the 2001 period from $11.6 million in the 2000 period. As a percentage of earnings before income taxes, the provision for income taxes was 38.0% for the 2001 and 2000 quarters and periods.

Net earnings. Net earnings increased 55.1% to $12.9 million in the 2001 quarter compared to $8.3 million in the 2000 quarter. In the 2001 period, net earnings increased 58.9% to $30.1 million from $18.9 million in the 2000 period. As a percentage of net sales, net earnings increased to 1.6% in the 2001 quarter from 1.2% in the 2000 quarter, and to 1.3% in the 2001 period from 1.0% in the 2000 period.

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

Cash flows from operating activities. Cash provided by operating activities was $128.8 million for the 2001 period. In the 2001 period, the primary sources of cash from operating activities were net earnings, proceeds of $78.0 million received under the receivables purchase facility discussed below, and increased levels of income taxes payable, partially offset by increased levels of inventories. Cash provided by operating activities was $10.8 million for the 2000 period. In the 2000 period, the primary sources of cash from operations were net earnings and increased levels of trade payables, partially offset by increased levels of trade receivables and inventories.

On July 3, 2001, we entered into a receivables purchase facility, or the Receivables Facility, under which PFG Receivables Corporation, a wholly owned, special-purpose subsidiary of ours, sold an undivided interest in certain of our trade receivables. PFG Receivables Corporation was formed for the sole purpose of buying receivables generated by some of our operating units, and selling an undivided interest in those receivables to a financial institution. Under the Receivables Facility, our operating units transfer a portion of their accounts receivable to PFG Receivables Corporation, which in turn, subject to certain conditions, may from time to time sell an undivided interest in these receivables to a financial institution. Our operating units continue to service the receivables on behalf of the financial institution at estimated market rates. Accordingly, we have not recognized a servicing asset or liability. The amount of the undivided interest in the receivables owned by the financial institution cannot exceed $90.0 million at any one time.

We received approximately $78.0 million of proceeds for receivables sold under the Receivables Facility in the 2001 quarter. At September 29, 2001, accounts receivable included approximately $35.4 million of residual interest, or Residual Interest, which represents our retained interest in receivables held by PFG Receivables Corporation. The Residual Interest was measured using the estimated discounted cash flows of the underlying accounts receivable based on estimated collections and a discount rate equivalent to our estimated borrowing rate. The loss on sale of receivables of $836,000 in the 2001 quarter and period is included in other expense, net, in the Condensed Consolidated Statement of Earnings in this Form 10-Q and represents our cost of securitizing those receivables with the financial institution.

We record the sale of accounts receivable to the financial institution in accordance with Statement of Financial Accounting Standards, or SFAS, No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Accordingly, at the time the receivables are sold, the receivables are removed from our balance sheet. We record a loss on the sale of these receivables, which includes a discount based on the receivables' credit quality and a financing cost for the financial institution, based upon the 30-day commercial-paper rate. At September 29, 2001, the rate under the Receivables Facility was approximately 3.99%.

Cash used in investing activities. Cash used in investing activities was $121.4 million for the 2001 period. Investing activities included additions to and disposals of property, plant and equipment and the acquisition of businesses. Our capital expenditures, excluding acquisitions of other businesses, for the 2001 period were $20.4 million. We anticipate that our total capital expenditures, excluding acquisitions, for fiscal 2001 will be approximately $30.0 million. Cash used in investing activities in the 2001 period included a total of approximately $98.4 million paid for the acquisitions of Springfield Foodservice Corporation, or SFC, and Empire Seafood Holding Corp. and to the former shareholders of Carroll County Foods, Inc., State Hotel Supply Company, Inc. and AFFLINK Incorporated (formerly Affiliated Paper Companies, Inc.), which were acquired in 2000, 1999 and 1998, respectively, as a result of certain contractual obligations under the purchase agreements relating to those acquisitions. In the 2000 period, cash used in investing activities was $29.8 million. In the 2000 period, our total capital expenditures, excluding acquisitions of businesses, were $22.1 million. Cash used in investing activities in the 2000 period also included approximately $8.8 million paid for the acquisition of Carroll County and to the former shareholders of Dixon Tom-A-Toe Companies, Inc. and AFFLINK Inc., which were acquired in 1999 and 1998, respectively, as a result of certain contractual obligations in the purchase agreements relating to those acquisitions.

Cash used in financing activities. Cash used in financing activities was approximately $9.9 million in the 2001 period. In the 2001 period, cash used in financing activities included net repayments of approximately $27.0 million on our revolving credit facility and principal payments on long-term debt of approximately $1.8 million. In the 2001 period, cash flows from financing activities included an increase in outstanding checks in excess of deposits of approximately $11.6 million, and proceeds of $6.5 million from the exercise of stock options. Cash provided by financing activities was approximately $23.0 million in the 2000 period. In the 2000 period, cash flows from financing activities included an increase in outstanding checks in excess of deposits of $12.7 million, net borrowings of $15.0 million on our revolving credit facility, proceeds of $3.5 million from industrial revenue bonds issued to finance the construction of a new produce-processing facility, and proceeds of $4.4 million from the exercise of stock options. In the 2000 period, cash used in financing activities included $11.9 million paid by us to repurchase shares of our common stock in the open market for use in connection with our employee benefit plans.

In March 1999, we entered into an $85.0 million revolving credit facility with a group of commercial banks. In addition, we entered into a $5.0 million working capital line of credit with one of those banks. Collectively, these two facilities are referred to as the Credit Facility. Approximately $20.0 million was outstanding under the Credit Facility at September 29, 2001. The Credit Facility also allows the issuance of up to $20.0 million of standby letters of credit, of which $7.3 million were outstanding at September 29, 2001, that reduce borrowings available under the Credit Facility. At September 29, 2001, we had $62.7 million available under the Credit Facility, subject to compliance with customary borrowing conditions. The Credit Facility bears interest at LIBOR plus a spread over LIBOR, which varies based on our ratio of funded debt to total capital. At September 29, 2001, borrowings under the Credit Facility bore interest at 3.84% per annum. Subsequent to the end of the 2001 quarter, we replaced the Credit Facility with a new $200.0 million credit facility that we entered into with several financial institutions, referred to as the New Credit Facility. This New Credit Facility is described in the "Subsequent Events" section of this Form 10-Q.

In March 1999, one of our subsidiaries issued $9.0 million of tax-exempt industrial revenue bonds to finance the construction of a produce-processing facility. In January 2001, these bonds were refinanced with the proceeds of $9.0 million taxable revenue bonds in order to free us from certain restrictive covenants applicable to the subsidiary that issued the tax-exempt bonds. Like the tax-exempt bonds, these taxable bonds bear interest at a rate determined weekly by the remarketing agent for the bonds. The interest rate for these bonds was approximately 3.15% per annum at September 29, 2001. The bonds are secured by a letter of credit issued by a commercial bank and are due in March 2019.

In February 2001, we increased one of our master operating lease facilities from $47.0 million to $55.0 million. This facility was used to construct four distribution centers. Two of these distribution centers became operational in early 1999, one became operational in the second quarter of 2000, and the remaining property became operational in the second quarter of 2001. Under this facility, the lessor owns the distribution centers, incurs the related debt to construct the properties and thereafter leases each property to us. We have entered into leases for each of the properties. All of these leases end on September 12, 2002, including extensions. Upon the expiration of the leases, we may seek to renew the leases. If we are unable or choose not to renew the leases, we have the option of selling the properties to third parties or purchasing the properties at their original cost. If the properties are sold to third parties for less than 88% of their aggregate original cost, we are obligated, under a residual value guarantee, to pay the lessor an amount equal to the shortfall. There can be no assurance that we will be able to renew the leases or sell the properties to third parties, and we will require substantial additional financing if we are required to purchase the properties upon the expiration of the master operating lease facility. Because of the location and condition of each of the four properties referred to above, we believe that the anticipated fair value of these properties could eliminate or substantially reduce our exposure under the residual value guarantee, although there can be no assurance that we will not be required to make payments to satisfy this guarantee. Through September 29, 2001, construction expenditures by the lessor under this facility were approximately $50.1 million.

In June 2000, we entered into a $60.0 million master operating lease facility to construct or purchase various office buildings and distribution centers. As of September 29, 2001, two distribution centers had been purchased, one office building had been completed, and construction on one distribution center had begun under this facility. Under this facility, the lessor owns the properties, incurs the related debt to construct or purchase the properties and thereafter leases each property to us. We have entered into leases for three of these properties and have entered into a commitment to lease the fourth property for a period beginning upon the completion of construction of that property. The leases relating to the four properties referred to above, as well as any other leases we may enter into under this facility in the future, end on June 9, 2005. Upon the expiration of the leases, we may seek to renew the leases. If we are unable or choose not to renew the leases, we have the option of selling the properties to third parties or purchasing the properties at their original cost. If the properties are sold to third parties for less than 85% of their aggregate original cost, we are obligated, under a residual value guarantee, to pay the lessor an amount equal to the shortfall. There can be no assurance that we will be able to renew the leases or sell the properties to third parties, and we will require substantial additional financing if we are required to purchase the properties upon the expiration of the master operating lease facility. Because of the location and condition of each of the four properties referred to above, we believe that the anticipated fair value of these properties could eliminate or substantially reduce our exposure under the residual value guarantee with respect to these four properties, although there can be no assurance that we will not be required to make payments to satisfy this guarantee either with respect to these four properties or any other properties which may be constructed or purchased in the future under the facility. Through September 29, 2001, construction and acquisition expenditures by the lessor under this facility were approximately $30.7 million.

Subsequent to the end of the 2001 quarter, we completed offerings of common stock and convertible notes and entered into the New Credit Facility. These offerings and the New Credit Facility are described in the "Subsequent Events" section of this Form 10-Q. We believe that our cash flows from operations, borrowings under our New Credit Facility and our master operating lease facilities, the sale of trade receivables under the Receivables Facility and proceeds from the stock and notes offerings described above will be sufficient to fund our operations and currently anticipated capital expenditures for the next 18 months. However, we may require additional sources of financing depending upon our future acquisition plans.

Business Combinations

On September 10, 2001, we acquired all the outstanding common stock of SFC, a privately owned broadline foodservice distributor based in Springfield, Massachusetts. SFC provides products and services to traditional foodservice accounts in a region covering New England and portions of New York State.

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

The acquisitions of SFC, Empire, Redi-Cut and Carroll County have been accounted for using the purchase method; therefore, the acquired assets and liabilities have been recorded at their estimated fair values at the dates of acquisition. The excess of the total purchase price over the total fair value of tangible net assets acquired was approximately $269.5 million and is being amortized on a straight-line basis over estimated lives ranging from 5 to 40 years. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the goodwill related to the acquisition of SFC is not being amortized. The goodwill of Empire, Redi-Cut and Carroll County is being amortized until our fiscal year beginning December 30, 2001, at which time, in accordance with SFAS No. 142, we will no longer amortize goodwill. The preliminary allocations of the excess purchase price of the SFC and Empire acquisitions are subject to final adjustment.

In the 2001 period, we paid a total of approximately $98.4 million in cash and issued a total of approximately 2.1 million shares of our common stock for the acquisitions of SFC and Empire and to the former shareholders of Carroll County, State Hotel and AFFLINK, which were acquired in 2000, 1999 and 1998, respectively, as a result of certain contractual obligations in the purchase agreements relating to those acquisitions. In the 2000 period, we paid a total of approximately $8.8 million in cash and issued a total of approximately 470,000 shares of our common stock for the acquisition of Carroll County in 2000 and to the former shareholders of Dixon and AFFLINK, which were acquired in 1999 and 1998, respectively, as a result of certain contractual obligations in the purchase agreements relating to those acquisitions.

Subsequent to the end of the 2001 quarter, we acquired all the outstanding common stock of Fresh International Corp., referred to as Fresh Express. The acquisition of Fresh Express is described in the "Subsequent Events" section of this Form 10-Q.

Recently Issued Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board, or FASB, issued SFAS No. 141, Business Combinations. SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method and also specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. We adopted SFAS No. 141 in the 2001 quarter with our acquisition of SFC.

Also in July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. The provisions of SFAS No. 142 require that goodwill no longer be amortized, and that goodwill and other intangible assets be tested for impairment upon adoption of the standard, and at least annually thereafter. We will be required to adopt the provisions of SFAS No. 142 with our fiscal year beginning December 30, 2001, except for goodwill and any intangible assets acquired in purchase business combinations completed after June 30, 2001, for which the provisions of this standard were effective beginning July 1, 2001. Therefore, we adopted SFAS No.142 for our acquisition of SFC in the 2001 quarter. After adoption of the provisions of this standard, beginning December 30, 2001, we will no longer record amortization expense for goodwill. We will also be required to perform an assessment of whether there is an indication that goodwill and other intangible assets are impaired as of the date of adoption. If applicable, any such transitional impairment loss would be recognized as a cumulative effect of a change in accounting principle in our consolidated statement of earnings.

As of the date of adoption, we expect to have unamortized goodwill, excluding acquisitions not yet consummated, in the amount of $360.9 million, which will be subject to the transition provisions of SFAS No. 142. Amortization expense related to goodwill was $2.0 million and $732,000 for the 2001 and 2000 quarters, respectively, and $5.7 million and $2.1 million for the 2001 and 2000 periods, respectively. We have not yet completed our analysis of the impact adopting SFAS No. 142 will have on our financial condition and results of operations.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. We will be required to adopt the provisions of SFAS No. 143 with our fiscal year beginning December 29, 2002.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We will be required to adopt the provisions of SFAS No. 144 with our fiscal year beginning December 30, 2001. We do not expect the adoption of SFAS No. 143 and SFAS No. 144 to have a material effect on our financial condition or results of operations.

Subsequent Events

On October 16, 2001, we completed the offering of 5,750,000 shares of our common stock at an offering price of $26.36 per share and issued approximately $201.3 million aggregate principal amount of 5 1/2% convertible subordinated notes due in 2008, referred to as the Notes. The Notes are non-callable for three years and are redeemable at declining premiums thereafter. The Notes have a conversion price of $32.95 per share, subject to adjustment. Net proceeds from these offerings totaled approximately $338.2 million, net of underwriting discounts and estimated offering expenses. The net proceeds were used to repay our borrowings of $22.0 million outstanding under our Credit Facility and fund the acquisition of Fresh Express, described below.

Simultaneously with the closing of the common stock and Notes offerings, we acquired all of the outstanding common stock of Fresh Express, a privately owned fresh-cut produce processor based in Salinas, California. Fresh Express processes, markets and distributes a diverse line of packaged salads to supermarkets and foodservice operators throughout the entire United States. Fresh Express operates five processing facilities located in Salinas, California; Greencastle, Pennsylvania; Colorado Springs, Colorado; Atlanta, Georgia; and Chicago, Illinois. We paid approximately $302.6 million in cash for the acquisition of Fresh Express, including the repayment of net debt outstanding, and the assumption of certain liabilities. The actual purchase price of Fresh Express is subject to adjustments, which are payable in cash, based upon, among other things, Fresh Express' net worth as of the closing date. In addition, we are obligated to pay the former shareholders of Fresh Express, as additional purchase price, up to $10.0 million in cash if Fresh Express achieves certain operating targets during a three-year period following closing of the acquisition.

Also on October 16, 2001, we entered into the New Credit Facility, which replaced our existing Credit Facility. The New Credit Facility expires in 2006 and bears interest at a floating rate equal to, at our election, the agent bank's prime rate or a spread over LIBOR, which spread varies based upon our leverage ratio, as defined in the credit agreement. The New Credit Facility also requires the maintenance of certain financial ratios as defined in the credit agreement and contains customary events of default. The New Credit Facility allows for the issuance of up to $40.0 million of standby letters of credit, which reduce borrowings available under the New Credit Facility. The New Credit Facility also requires that our existing subsidiaries and, subject to limited exceptions, future subsidiaries, guarantee all of our borrowings, letters of credit and other obligations under the New Credit Facility. At October 16, 2001, we had no borrowings outstanding under the New Credit Facility.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Our primary market risks are related to fluctuations in interest rates. Our primary interest rate risk is from changing interest rates related to our long-term debt. We currently manage this risk through a combination of fixed and floating rates on these obligations. For fixed-rate debt, interest rate changes affect the fair market value of the debt but do not impact earnings or cash flows. For floating-rate debt, interest rate changes generally do not affect the fair market value of the debt but impact earnings and cash flows, assuming other facts remain constant. As of September 29, 2001, our total debt consisted of fixed and floating rate debt of $52.8 million and $37.1 million, respectively. Substantially all of our floating rate debt is based on LIBOR.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On October 24, 2001 subsequent to the end of the 2001 quarter, we settled our litigation with Maxwell Chase Technologies, LLC. This settlement did not have a material effect on our financial condition or results of operations.

In addition to the matter described above, we are also involved in other legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of the other proceedings and litigation currently pending will not have a material adverse effect on our results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the 2001 quarter.

Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits:

15	Letter regarding unaudited information from KPMG LLP

(b) We filed a report on Form 8-K dated September 10, 2001 (as amended by Forms 8-K/A dated September 13, 2001 and September 28, 2001) during the 2001 quarter to report our acquisition of Fresh Express.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERFORMANCE FOOD GROUP COMPANY

	By:	/s/ Roger L. Boeve
Roger L. Boeve
Executive Vice President & Chief Financial Officer

Date: November 13, 2001