Form 10-K
period 2001-12-29
PERFORMANCE FOOD GROUP CO
filed 2002-03-29
CIK 908254

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ---------------
                                   FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 29, 2001
                         Commission file number 0-22192
                                                -------

                         PERFORMANCE FOOD GROUP COMPANY
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Tennessee                                           54-0402940
    -------------------------                             ---------------------
  (State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                         Identification Number)

    12500 West Creek Parkway
       Richmond, Virginia                                        23238
    -------------------------                             ---------------------
 (Address of principal executive                               (Zip Code)
            offices)

               Registrant's telephone number, including area code:
                                 (804) 484-7700

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, $.01 par value per share
                       Rights to Purchase Preferred Stock
                     --------------------------------------
                                (Title of class)

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                     Yes [ X ]  No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 26, 2002 was approximately $1,353,856,000. The market value calculation was determined using the closing sale price of the Registrant's common stock on March 26, 2002, as reported on The Nasdaq Stock Market.

Shares of common stock, $.01 par value per share, outstanding on March 26, 2002 were 43,974,154.

                       DOCUMENTS INCORPORATED BY REFERENCE


Part of Form 10-K          Documents from which portions are incorporated by reference
------------------         -----------------------------------------------------------
Part III                   Portions of the Registrant's Proxy Statement
                           relating to the Registrant's Annual Meeting of
                           Shareholders to be held on May 15, 2002 are
                           incorporated by reference into Items 10, 11, 12 and
                           13.


                                TABLE OF CONTENTS

                                     Part I

Item 1.       Business................................................................................................       3
                The Company and its Business Strategy.................................................................       3
                Growth Strategies.....................................................................................       4
                Customers and Marketing...............................................................................       5
                Products and Services.................................................................................       6
                Information Systems...................................................................................       7
                Suppliers and Purchasing..............................................................................       8
                Operations............................................................................................       8
                Competition...........................................................................................      11
                Regulation............................................................................................      11
                Intellectual Property.................................................................................      12
                Employees.............................................................................................      12
                Executive Officers....................................................................................      12
                Forward-Looking Statements............................................................................      13
                Risk Factors..........................................................................................      14


Item 2.       Properties..............................................................................................      18

Item 3.       Legal Proceedings.......................................................................................      19


Item 4.       Submission of Matters to a Vote of Shareholders.........................................................      19


                                     Part II

Item 5.       Market for the Registrant's Common Stock and Related Stockholder
              Matters.................................................................................................      20

Item 6.       Selected Consolidated Financial Data....................................................................      21

Item 7.       Management's Discussion and Analysis of Financial Condition and Results of
              Operations..............................................................................................      22

Item 7A.      Quantitative and Qualitative Disclosures About Market
              Risk....................................................................................................      31

Item 8.       Financial Statements and Supplementary
              Data....................................................................................................      32

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial
              Disclosure..............................................................................................      32

                                    Part III

Item 10.      Directors and Executive Officers of the
              Registrant..............................................................................................      32

Item 11.      Executive Compensation..................................................................................      32


Item 12.      Security Ownership of Certain Beneficial Owners and
              Management..............................................................................................      32

Item 13.      Certain Relationships and Related
              Transactions............................................................................................      32

                                     Part IV

Item 14.       Exhibits, Financial Statements Schedules and Reports on Form
               8-K....................................................................................................      32


                         PERFORMANCE FOOD GROUP COMPANY

             Unless this Form 10-K indicates otherwise or the context otherwise requires, the terms "we," "our," "us" or "Performance Food Group" as used in this Form 10-K refer to Performance Food Group Company and its subsidiaries. We use a 52/53-week fiscal year ending on the Saturday closest to December 31. References in this Form 10-K to the years or fiscal years 2001, 2000, 1999, 1998 and 1997 refer to our fiscal years ended December 29, 2001, December 30, 2000, January 1, 2000, January 2, 1999 and December 27, 1997, respectively, unless otherwise expressly stated or the context otherwise requires. All share and per share data has been adjusted to reflect the two-for-one common stock split that we paid on April 30, 2001. As a result of our merger with NorthCenter Foodservice Corporation on February 26, 1999, which we accounted for as a pooling-of-interests, we have restated the consolidated financial statements for years prior to the merger to include the accounts and results of operations of NorthCenter.

             The following discussion and analysis should be read in conjunction with "Selected Consolidated Financial Data" and our consolidated financial statements and the related notes included elsewhere in this Form 10-K.

                                     PART I

ITEM 1.      BUSINESS.

THE COMPANY AND ITS BUSINESS STRATEGY

         Performance Food Group, a Tennessee corporation, was founded in 1987 as a result of the combination of various foodservice businesses and has grown both internally through increased sales to existing and new customers and through acquisitions of existing foodservice distributors. (Further discussion of recent acquisitions is contained in Management's Discussion and Analysis of Financial Condition and Results of Operations under Business Combinations.) Performance Food Group is the nation's third largest broadline foodservice distributor based on 2001 net sales of $3.2 billion. We market and distribute over 44,000 national and proprietary brand food and non-food products to approximately 33,000 customers in the foodservice or "food-away-from-home" industry. Our extensive product line and distribution system allow us to service both of the major customer types in the foodservice industry: "street" foodservice customers, which include independent restaurants, hotels, cafeterias, schools, healthcare facilities and other institutional customers; and multi-unit, or "chain," customers, which include regional and national quick-service and casual-dining restaurants. In addition, we are a major processor of fresh-cut produce that we market and distribute to retail and foodservice customers.

         We service our customers through three operating segments. Note 17 to the audited financial statements in this Form 10-K presents financial information for these segments.

     o Broadline. Our broadline distribution segment markets and distributes more than 39,000 national and proprietary brand food and non-food products to a total of approximately 32,000 customers, including street customers and certain corporate-owned and franchisee locations of chains such as Burger King, Church's, Popeye's, Subway and Wendy's. In the broadline distribution segment, we design our product mix, distribution routes and delivery schedules to accommodate the needs of a large number of customers whose individual purchases vary in size. Generally, broadline distribution customers are located no more than 250 miles away from one of our 14 broadline distribution facilities, which serve customers in the eastern, northeastern, southern and southeastern United States.

     o Customized. Our customized distribution segment focuses on serving casual-dining chain restaurants such as Cracker Barrel Old Country Store, Outback Steakhouse, Ruby Tuesday and TGI Friday's. We believe that these customers generally prefer a centralized point of contact that facilitates item and menu changes, tailored distribution routing and customer service. We generally can service these customers more efficiently than our broadline distribution customers by warehousing only those stock keeping units, or SKUs, specific to customized segment customers and by making larger, more consistent deliveries. We have five customized distribution facilities currently serving 11 customers nationwide and internationally.

      o Fresh-cut. On October 16, 2001, we acquired Fresh International Corp., referred to as Fresh Express, which sells packaged, ready-to-eat salads under its "Fresh Express" label. (For more information on the acquisition of Fresh Express, see the Business Combinations section of Management's Discussion and Analysis of Financial Condition and Results of Operations.) With five processing facilities located throughout the United States, we process, package and distribute over 240 different Fresh Express products nationwide to food retailers such as Albertson's, Kroger, Safeway and Wal-Mart, as well as to foodservice distributors and operators and quick-service restaurants such as Taco Bell. Another portion of our fresh-cut segment purchases, processes, packages and distributes over 760 fresh produce offerings under our "Fresh Advantage" and "Redi-Cut" labels. These fresh-cut operations are conducted at four processing facilities. These fresh-cut products are sold mainly to third-party distributors for resale primarily to quick-service restaurants such as Burger King, KFC, McDonald's, Pizza Hut, Subway and Taco Bell, located in the midwestern, northeastern, southeastern and southwestern United States.

GROWTH STRATEGIES

         Our business strategy is to grow our foodservice business through both internal growth and acquisitions, and to improve our operating profit margin. We believe that we have the resources and competitive advantages to maintain our strong internal growth and we are well positioned to take advantage of the consolidation occurring in our industry.

         Our key growth strategies are as follows:

         Increase broadline sales to existing customers and within existing markets. We seek to become a principal supplier for more of our broadline distribution customers and to increase sales per delivery to those customers. We believe that a higher penetration of our existing broadline distribution customers and markets will allow us to strengthen our relationships with our current customers and to realize economies of scale driven by greater utilization of our existing distribution infrastructure.

         We believe that we can increase our penetration of the broadline distribution customer base through focused sales efforts that leverage our decentralized decision-making process, our distribution infrastructure and our quality products and value-added services. We also believe that the typical broadline customer in our markets uses one principal supplier for the majority of its foodservice needs, but also relies upon a limited number of secondary broadline suppliers and specialty food suppliers. We believe those customers within our existing markets for whom we are not the principal supplier represent an additional market opportunity for us.

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

         Increase sales to street customers. Within our broadline segment, we plan to focus on increasing sales to street customers, which typically utilize more of our value-added services, which generate higher operating margins than our sales to chain accounts. We plan to increase our penetration of the street customer base by leveraging our broad range of products and value-added services and by continuing to invest in enhancing the quality of our sales force through improvements in our hiring and training efforts and in our utilization of technology. Our training programs and sales compensation system are designed to encourage our sales force to grow sales to new and existing street customers.

         Increase sales of proprietary brands. We seek to increase sales of our proprietary brands, which typically generate higher margins than national brands. We believe that our proprietary brands, which include AFFLAB, Brilliance, Colonial Tradition, Empire's Choice, Empire's Treasure, First Mark, Gourmet Table, Healthy USA, Pocahontas, Premium Recipe, Raffinato, Village Garden and West Creek, offer customers greater value than national brands and allow us to reduce our purchasing cost compared to the higher purchase prices typically associated with national brands. We also seek to increase our sales of proprietary brands through our sales force training program and sales compensation system.

         Grow our customized segment with existing and selected new customers. We seek to strengthen our existing customized distribution relationships by continuing to provide quality products at competitive prices and by offering a high level of service through initiatives, such as electronic data transfer of ordering, billing and inventory information, which help ensure on-time delivery and more accurate filling of orders. We also seek to selectively add new customers within the customized distribution segment. We believe that potential customers include large chains that have traditionally relied on in-house distribution networks and customers that are dissatisfied with their existing distributor relationships, as well as new or growing restaurant chains that have yet to establish a relationship with a primary foodservice distributor.

         Expand our leadership position in fresh-cut produce. We believe that our acquisition of Fresh Express in October 2001, and our acquisition of Redi-Cut Foods, Inc. and its affiliates, Kansas City Salad, L.L.C. and K. C. Salad Real Estate,

L.L.C., collectively "Redi-Cut," in December 2000 increased our national presence in the fresh-cut produce market. We intend to expand our national presence in the fresh-cut produce segment by continuing to introduce innovative products, such as our diced and sliced tomato products and other growing produce categories, leveraging our core products and building our customer base by capitalizing on our expertise in food safety and preservation.

         We believe that we can increase sales in this segment through cross-selling of our products. We believe that packaged, pre-cut salads represent a significant business opportunity for foodservice operators, as they can provide a cost-effective alternative compared to salads prepared by the operators' own employees, while providing a product with a longer shelf life. We will also seek to leverage Fresh Express' well-established brand name and existing relationships with major food retailers to increase the sales of our existing fresh produce offerings, which we currently sell mainly to foodservice distributors and operators. In addition, the recent addition of five Fresh Express processing facilities, including a strategically important facility in Salinas, California, should allow us to enhance our nationwide marketing capabilities and better service our customers.

         Improve operating efficiencies through systems and technology. We seek to increase our operating efficiencies by continuing to invest in training and technology-related initiatives to provide increased productivity and value-added services. These productivity-related initiatives include automated warehouse management systems using radio frequency scanning for inventory put-away and selection and computerized truck routing systems. In addition, we have developed and are rolling out an Internet-based ordering system that allows customers to have real-time access to product information, inventory levels and their purchasing histories.

         Actively pursue strategic acquisitions. Over the past decade, we have supplemented our internal growth through selective, strategic acquisitions. We believe that the consolidation trends in the foodservice distribution industry will continue to present acquisition opportunities for us, and we intend to continue to target acquisitions both in geographic markets that we already serve, which we refer to as fold-in acquisitions, as well as in new markets. We believe that fold-in acquisitions can allow us to increase the efficiency of our operations by leveraging our fixed costs and driving more sales through our existing facilities. Acquisitions in new markets expand our geographic reach into markets we do not currently serve and can also allow us to leverage fixed costs.

CUSTOMERS AND MARKETING

         We believe that a foodservice customer selects a distributor based on timely and accurate delivery of orders, consistent product quality, value-added services and price. Value-added services include assistance in managing inventories, planning menus and controlling costs through, among other means, increased computer communications and more efficient deliveries. In addition, we believe that some of our larger street and chain customers gain operational efficiencies by dealing with one, or a limited number of, foodservice distributors.

         FOODSERVICE DISTRIBUTION. In our foodservice distribution business, we focus on two closely related business segments - Broadline and Customized. Our broadline segment primarily services two types of customers - street customers and chain customers. Our customized segment distributes to casual-dining chain customers.

         Street Customers. Our broadline segment services our street customers. Our street customers include independent restaurants, hotels, cafeterias, schools, healthcare facilities and other institutional customers. We seek to increase our sales to street customers because, despite the generally higher selling and delivery costs we incur in servicing these customers, street customers typically utilize more of our value-added services, which generate higher operating profit margins than sales to chain customers. As of December 29, 2001, our broadline segment supported sales to street customers with more than 480 sales and marketing representatives and product specialists. Our sales representatives service customers in person or by telephone, accepting and processing orders, reviewing account balances, disseminating new product information and providing business assistance and advice where appropriate. Sales representatives are generally compensated through a combination of commission and salary based on several factors relating to profitability and collections. These representatives typically use laptop computers to assist customers by entering orders, checking product availability and pricing and developing menu-planning ideas on a real-time basis.

         Chain Customers. Both our broadline and customized segments service chain customers. Our principal chain customers generally are franchisees or corporate-owned units of family-dining, casual-theme and quick-service restaurants. Our broadline segment customers include over 3,000 Burger King, Church's, Popeye's, Subway, Wendy's, and Zaxby's quick-service restaurant locations. Our customized segment customers include casual-dining restaurant concepts, such as Cracker Barrel Old Country Store, Outback Steakhouse, Ruby Tuesday and TGI Friday's. Our sales programs to chain customers tend to be tailored to the individual customer and include a more specialized product offering than the sales programs for our street customers. Sales to chain customers are typically high volume, low gross margin sales which require fewer, but larger, deliveries than those to street customers. These programs offer operational and cost efficiencies for both the customer and us, which can help compensate us for the lower gross margins. Dedicated account representatives who are responsible for ensuring that customers' orders are properly entered and filled support our chain customers. In addition, more senior members of management assist in identifying potential new chain customers and managing long-term account relationships. Two of our chain customers, Outback and Cracker Barrel, account for a significant portion of our consolidated net sales. Net sales to Outback accounted for 15%, 16% and 16% of our consolidated net sales for 2001, 2000 and 1999, respectively. Net sales to Cracker Barrel accounted for 14%, 16%, and 17% of our consolidated net sales for 2001, 2000 and 1999, respectively. No other chain customer accounted for more than 5% of our consolidated net sales in 2001.

         FRESH-CUT PRODUCE. In our fresh-cut produce business, we service two customer types - retail customers and foodservice customers.

         Retail customers. Our fresh-cut segment provides packaged, ready-to-eat salads to both national and regional food retailers, including over 9,300 Albertson's, Food Lion, Kroger, Safeway and Wal-Mart locations. Our retail packaged salad business is supported by a dedicated sales and marketing organization, which has regional business managers who are responsible for sales to retail grocery accounts within their geographic regions. These sales managers work with a network of brokers across the country to sell our products, gain business with new retail accounts and introduce new products to existing retail accounts. We also have business development managers to add focus for specific geographic areas or retail accounts. Brokers are responsible for store-level selling and merchandising activities on our behalf. We have a marketing department that focuses primarily on packaged products and assists the sales department in the development of account-specific sales promotion plans. It is also responsible for market, product line and customer profitability analysis.

         Foodservice customers. Our fresh-cut segment also provides fresh-cut lettuce, tomatoes, spinach, cabbage, broccoli and cauliflower to foodservice distributors such as The Markon Company and McLane Foodservice, Inc., and to other foodservice distributors who resell these products to foodservice operators, including over 24,000 Burger King, KFC, McDonald's, Pizza Hut, Subway and Taco Bell locations. We employ customer sales representatives and account managers to service our foodservice customers. We seek to continually develop innovative products and processing techniques to reduce costs, improve product quality and reduce price.

PRODUCTS AND SERVICES

         We distribute more than 44,000 national and proprietary brand food and non-food products to a total of approximately 33,000 foodservice customers. These items include a broad selection of "center-of-the-plate" entrees, canned and dry groceries, frozen foods, refrigerated and dairy products, fresh-cut produce, paper products and cleaning supplies, other produce, restaurant equipment and other supplies. We also provide our customers with other value-added services, which are described below.

         Proprietary brands. We offer customers an extensive line of products under various proprietary brands such as AFFLAB, Brilliance, Colonial Tradition, Empire's Choice, Empire's Treasure, First Mark, Gourmet Table, Healthy USA, Pocahontas, Premium Recipe, Raffinato, Village Garden and West Creek. The Pocahontas brand name has been recognized in the food industry for over 100 years. Products offered under our various proprietary brands include canned and dry groceries, tabletop sauces, shortenings and oils, among others. Our proprietary brands enable us to offer customers an alternative to comparable national brands across a wide range of products and price points. For example, the Raffinato brand consists of a line of premium pastas, cheeses, tomato products, sauces and oils tailored for the Italian foods market segment, while our Healthy USA brand is tailored to meet the needs of the health-conscious market segment. We seek to increase the sales of our proprietary brands, as they typically carry higher margins than comparable national brand products. We also believe that sales of our proprietary brands can help to promote customer loyalty.

         National brands. We offer our customers a broad selection of national brand products. We believe that national brands are attractive to chain accounts and other customers seeking recognized national brands throughout their operations. We believe that distributing national brands has strengthened our relationship with many national suppliers that provide us with important sales and marketing support. These sales complement sales of our proprietary brand products.

         Innovative products. We believe that the ability to provide quality products with an acceptable shelf life is key to the success of our fresh-cut produce business. We distribute over 30 varieties of packaged, ready-to-eat salads to retailers and foodservice operators, sold under three product lines:
Garden Salads, World Blends and Specialty Kits. Garden Salads include traditional iceberg and romaine garden salads and coleslaw. World Blends contain a combination of more exotic, darker leaf lettuces and vegetables and sell at higher price points and profit margins than Garden Salads. Specialty Kits contain ready-to-eat salads along with other items such as croutons, salad dressings, or cheese and crackers. We focus on continually providing innovative products to our customers, as well as improving processing and packaging technology to extend the shelf life of our salads. This extended shelf life can be especially valuable to food retailers, as it helps improve inventory management, which can result in reduced costs. We also offer controlled-atmosphere systems to third parties for their packaging and shipping needs.

         In addition, we offer fresh-cut products, such as pre-cut lettuce, onions and green peppers, coleslaw, and diced, sliced and bulk tomatoes, that we market under our Fresh Advantage and Redi-Cut labels. As quick-service restaurants seek to increase their profitability by reducing reliance on labor-intensive tasks conducted on-site, we believe that there is an opportunity for us to capture market share by introducing innovative products. For example, we believe that sliced tomatoes are one of the few remaining produce items still processed on-site in quick-service restaurants. We believe that sliced tomatoes, when individually sliced by quick-service restaurant employees, are generally characterized by inconsistent slice thickness, relatively high waste and increased food-safety risk. To help resolve this problem, we have developed equipment that allows us to process sliced tomatoes with consistently high quality and to sell them at a price that we believe can allow quick-service restaurants to realize savings when compared to the total costs of procurement and on-site processing.

         Value-added services. We provide customers with other value-added services in the form of assistance in managing inventories, planning menus and improving efficiency. As described below, we also provide procurement and merchandising services to over 170 independent foodservice distributor facilities and over 460 independent paper and janitorial supply distributors, as well as to our own distribution network. These procurement and merchandising services include negotiating vendor supply agreements and providing quality assurance related to our proprietary and national brand products.

The following table sets forth the percentage of our consolidated net sales by product and service category in 2001:

                                                                                                PERCENTAGE OF
                                                                                                  NET SALES
                                                                                                   FOR 2001
                                                                                              -------------------
       Center-of-the-plate................................................................            34%
       Canned and dry groceries...........................................................            18
       Frozen foods.......................................................................            14
       Refrigerated and dairy products....................................................            10
       Fresh-cut produce..................................................................            10
       Paper products and cleaning supplies...............................................             7
       Other produce......................................................................             5
       Equipment and supplies.............................................................             1
       Procurement, merchandising and other services......................................             1
                                                                                              -------------------
       Total...................................................................                      100%

                                                                                              -------------------


INFORMATION SYSTEMS

         In our broadline segment, 11 of our 14 distribution operations currently manage the ordering, receiving, warehousing and delivery of products through the newest version of our Foodstar(R) software, which allows our customers to electronically place orders with us and permits us to record sales, billing and inventory information. The software also aids in the timely and accurate financial reporting by our subsidiaries to our corporate headquarters. Software development and maintenance on this platform is managed on a centralized basis by our corporate information technology staff. This platform is being enhanced to provide standardized product identifiers to facilitate leveraging our purchasing volume across our distribution network. In addition, we continue to implement a warehouse management system that uses barcode scanning to track products within our distribution centers. This technology is intended to enhance productivity by reducing errors in inventory put-away and selection. We have also implemented truck routing software to optimize the distribution routes traveled by our trucks in order to reduce excess mileage and improve the timeliness of customer deliveries. Lastly, we continue to have success with our Internet-based ordering system which allows customers to have real-time access to product information, inventory levels and their purchasing history.

         In our customized distribution segment, we use a similar software platform that has been customized to manage large, national accounts. This system, which is managed centrally at our customized distribution headquarters, provides product information across our customized distribution network and facilitates item and menu changes by customers. We have also implemented warehouse management systems and truck routing systems at all of our customized distribution locations. Our customized distribution customers also utilize our computer-to-computer ordering system, PFG Connection, to place orders.

         In our fresh-cut segment, Fresh Express manages its manufacturing and distribution, as well as its accounting and customer service, with the Computer Associates PRMS enterprise resource planning software, supported by a data center and information technology staff in Salinas, California. We are implementing this software at our other Fresh-Cut locations. This software allows Fresh Express to execute various components of its manufacturing supply chain including customer orders, scheduling, receiving, production, and distribution. It also serves as a platform for the raw product supply chain, including harvesting, receiving, cooling and distribution of produce items to the manufacturing plants. Fresh Express' systems also manage product quality and food safety standards across all growing and production operations. Additionally, integrated optimization software is used at each of the manufacturing plants and raw product operations centers for daily truck routing and trailer cube utilization, providing efficient, timely deliveries to customers.

SUPPLIERS AND PURCHASING

         We procure our products from independent suppliers, food brokers and merchandisers, including our wholly owned subsidiary, Pocahontas Foods. Pocahontas procures both nationally branded items as well as items marketed under our proprietary brands. Independent suppliers include large national and regional food manufacturers and consumer products companies, meatpackers and produce shippers. We seek to enhance our purchasing power through volume purchasing. Although each of our subsidiaries generally is responsible for placing its own orders and can select the products that appeal to its own customers, we encourage each subsidiary to participate in company-wide purchasing programs, which enable it to take advantage of our consolidated purchasing power. We were not dependent on a single source for any significant item and no third-party supplier represented more than 5% of our total product purchases during 2001.

         Pocahontas selects foodservice products for our Brilliance, Colonial Tradition, Gourmet Table, Healthy USA, Pocahontas, Premium Recipe and Raffinato brands and markets these brands, as well as nationally branded foodservice products, through our own distribution operations and to over 170 independent foodservice distributor facilities nationwide. For our services, we receive marketing fees paid by vendors. More than 15,000 of the products sold through Pocahontas are sold under our proprietary brands. Approximately 500 vendors, located throughout the United States, supply products through the Pocahontas distribution network. Because Pocahontas negotiates purchase agreements on behalf of its independent distributors as a group, the distributors that utilize the Pocahontas procurement and merchandising group can enhance their purchasing power.

         Our fresh-cut segment purchases produce from growers in various locations. Our fresh-cut segment often enters into short-term contracts to purchase raw materials to help reduce supply risk and manage exposure to fluctuations in costs. The fresh-cut segment also works with suppliers to develop innovative, quality-enhancing and cost-effective production techniques. These techniques include proprietary seed varieties, which are intended to produce superior raw product quality, development of larger beds to increase yield and "in-field lettuce coring," which reduces transportation and production costs while reducing processing time.

OPERATIONS

         Our subsidiaries have substantial autonomy in their operations, subject to overall corporate management controls and guidance. Our corporate management provides centralized direction in the areas of strategic planning, general and financial management and sales and merchandising. Individual marketing efforts are undertaken at the subsidiary level and most of our name recognition in the foodservice business is based on the trade names of our individual subsidiaries. In addition, we have begun to associate these local identities with the Performance Food Group name. Each subsidiary has primary responsibility for its own human resources, governmental compliance programs, accounting, billing and collections. Financial information reported by our subsidiaries is consolidated and reviewed by our corporate management.

         Distribution operations are conducted out of 19 distribution centers located in California, Florida, Georgia, Louisiana, Maine, Maryland, Massachusetts, New Jersey, Tennessee, Texas and Virginia. Customer orders are assembled in our distribution facilities and then sorted, placed on pallets, and loaded onto trucks and trailers in delivery sequence. Deliveries covering long distances are made in large tractor-trailers that we generally lease. Deliveries within shorter distances are made in trucks that we either own or lease. We service some of our larger chain customers using dedicated trucks due to the relatively large and consistent deliveries and the geographic distribution of these customers. The trucks and delivery trailers we use have separate temperature-controlled compartments. We use a computer system to design efficient route sequences for the delivery of our products.

         Fresh-cut produce processing operations are conducted out of nine fresh-cut processing plants, located in California, Colorado, Georgia, Illinois, Missouri, Pennsylvania and Texas. The facility located in Colorado Springs is owned by a joint venture in which we are a 50% partner with an unaffiliated third party. Once harvested, produce is typically shipped by temperature-controlled trucks to one of our facilities where it is inspected, processed, packaged and boxed for shipment. The packaged, ready-to-eat salads are generally shipped to food retailers within 24 hours from the time of processing. Other fresh-cut produce orders are processed and delivered in less than 24 hours from the time of order placement to third-party distributors, primarily for use in quick-service restaurants. We make deliveries in temperature-controlled trucks that we generally either own, lease or contract for hire.

         The following table summarizes certain information for our principal operating divisions:



                                                                                APPROX.
                                                                                NUMBER
                                                                                  OF
                                                                               CUSTOMER
                                                                               LOCATIONS
                                                             LOCATION OF       CURRENTLY
 NAME OF SUBSIDIARY/DIVISION       PRINCIPAL REGION(S)       FACILITIES         SERVED           MAJOR CUSTOMERS
------------------------------    --------------------    ------------------   ----------    -----------------------
BROADLINE DISTRIBUTION:

AFFLINK                           Nationwide              Tuscaloosa, AL             470     Independent paper
                                                                                             distributors

Empire Seafood                    Florida                 Miami, FL                1,900     Carnival Cruise
                                                                                             Lines, Royal
                                                                                             Caribbean Cruise
                                                                                             Lines and other
                                                                                             cruise lines and
                                                                                             restaurants

PFG - AFI Foodservice             New Jersey and New      Elizabeth, NJ            2,500     Restaurants,
                                  York City                                                  healthcare facilities
                                  metropolitan area                                          and schools

PFG - Caro Foods                  South                   Houma, LA                1,900     Church's, Popeye's
                                                                                             and Wendy's and other
                                                                                             restaurants,
                                                                                             healthcare facilities
                                                                                             and schools

PFG - Carroll County Foods        Baltimore, MD and       New Windsor, MD          1,400     Restaurants,
                                  Washington, DC area                                        healthcare facilities
                                                                                             and schools

PFG - Florida                     Florida                 Tampa, FL                2,500     Restaurants,
                                                                                             healthcare facilities
                                                                                             and schools

PFG - Hale                        Kentucky,               Morristown, TN             900     Restaurants,
                                  Tennessee and                                              healthcare facilities
                                  Virginia                                                   and schools

PFG - Lester                      South                   Lebanon, TN              2,500     Wendy's and other
                                                                                             restaurants,
                                                                                             healthcare facilities
                                                                                             and schools

PFG - Milton's                    South and Southeast     Atlanta, GA              4,900     Subway, Zaxby's and
                                                                                             other restaurants,
                                                                                             healthcare facilities
                                                                                             and schools

PFG - NorthCenter                 Maine,                  Augusta, ME              2,000     Restaurants,
                                  Massachusetts and                                          healthcare facilities
                                  New Hampshire                                              and schools

PFG - Powell                      Alabama, Florida        Thomasville, GA          1,600     Restaurants,
                                  and Georgia                                                healthcare facilities
                                                                                             and schools

PFG - Temple                      South and Southwest     Temple, TX               4,300     Church's, Dairy
                                                                                             Queen, KFC, Popeye's
                                                                                             and Subway and other
                                                                                             restaurants,
                                                                                             healthcare facilities
                                                                                             and schools

PFG - Victoria                    South and Southwest     Victoria, TX             1,200     Burger King, Subway
                                                                                             and other
                                                                                             restaurants,
                                                                                             healthcare facilities
                                                                                             and schools

PFG -Virginia Foodservice         Virginia                Richmond, VA             1,400     Texas Steakhouse and
Group                                                                                        other restaurants and
                                                                                             healthcare facilities

Pocahontas Foods USA              Nationwide              Richmond, VA               170     Independent
                                                                                             foodservice
                                                                                             distributors and

Springfield Foodservice           New England and         Springfield, MA          3,800     Restaurants,
                                  portions of New                                            healthcare facilities
                                  York State                                                 and schools

                                                                                APPROX.
                                                                              NUMBER OF
                                                                              CUSTOMER
                                                                              LOCATIONS
         NAME OF                                        LOCATION OF           CURRENTLY
   SUBSIDIARY/DIVISION        PRINCIPAL REGION(S)       FACILITIES             SERVED             MAJOR CUSTOMERS
--------------------------    --------------------  --------------------     -------------     ------------------------
CUSTOMIZED DISTRIBUTION:

PFG Customized                Nationwide            Bakersfield, CA                1,800       Cracker Barrel,
Distribution                                        Elkton, MD                                 Outback Steakhouse,
                                                    Gainesville, FL                            Ruby Tuesday and TGI
                                                    Lebanon, TN                                Friday's, and other
                                                    McKinney, TX                               multi-unit restaurants
FRESH-CUT PRODUCE:

Fresh Express                 Nationwide            Atlanta, GA                      590       Approximately 9,300
                                                    Chicago, IL                                food retail locations,
                                                    Colorado Springs, CO*                      including Albertson's,
                                                    Greencastle, PA                            Food Lion, Kroger,
                                                    Salinas, CA                                Safeway and Wal-Mart.

Redi-Cut Foods                Midwest,              Carrollton, GA                   360       Distributors who
                              Northeast,            Franklin Park, IL                          resell our products
                              Southeast and         Kansas City, MO                            primarily to over
                              Southwest             Grand Prairie, TX                          24,000 chain
                                                                                               restaurant
                                                                                               locations, including
                                                                                               Burger King,
                                                                                               KFC, McDonald's,
                                                                                               Pizza Hut,
                                                                                               Subway, Taco Bell
                                                                                               and other
                                                                                               foodservice
                                                                                               and retail
                                                                                               customers

* The Colorado Springs, Colorado facility is a 50/50 joint venture with an unaffiliated third party.

COMPETITION

         The foodservice distribution industry is highly competitive. We compete with numerous smaller distributors on a local level, as well as with a limited number of national foodservice distributors. Some of these distributors have substantially greater financial and other resources than we do. Bidding for contracts or arrangements with customers, particularly chain and other large customers, is highly competitive and distributors may market their services to a particular customer over a long period of time before they are invited to bid. In the fresh-cut segment of our business, we compete with a variety of branded and private label competitors in the packaged, ready-to-eat salad market. The competitors in this market include Dole Food Company and several large regional or smaller local processors. Competition comes mainly from smaller processors, although we encounter intense competition from national and larger regional processors when selling produce to chain restaurants. We believe that most purchasing decisions in the foodservice business are based on the distributor's ability to completely and accurately fill orders and to provide timely deliveries, on the quality of the product, and on price.

REGULATION

         Our operations are subject to regulation by state and local health departments, the U.S. Department of Agriculture and the Food and Drug Administration, which generally impose standards for product quality and sanitation. State and/or federal authorities generally inspect our facilities at least annually. In addition, we are subject to regulation by the Environmental Protection Agency with respect to the disposal of wastewater and the handling of chemicals used in cleaning.

         The Federal Produce and Agricultural Commodities Act, which specifies standards for sale, shipment, inspection and rejection of agricultural products, governs our relationships with our fresh food suppliers with respect to the grading and commercial acceptance of product shipments. We are also subject to regulation by state authorities for accuracy of our weighing and measuring devices.

         Some of our distribution facilities have underground and aboveground storage tanks for diesel fuel and other petroleum products that are subject to laws regulating such storage tanks. These laws have not had a material adverse effect on our results of operations or financial condition.

         The Surface Transportation Board and the Federal Highway Administration regulate our trucking operations. In addition, interstate motor carrier operations are subject to safety requirements prescribed by the U.S. Department of Transportation and other relevant federal and state agencies. Such matters as weight and dimension of equipment are also subject to federal and state regulations. Management believes that we are in substantial compliance with applicable regulatory requirements relating to our motor carrier operations. Our failure to comply with the applicable motor carrier regulations could result in substantial fines or revocation of our operating permits.

INTELLECTUAL PROPERTY

         Except for the Fresh Express, Pocahontas, Redi-Cut and TECHTROL trade names, we do not own or have the right to use any patent, trademark, trade name, license, franchise or concession, the loss of which would have a material adverse effect on our results of operations or financial condition.

         We have patents to protect some of our methods of maintaining produce products. We also have patents covering a number of our proprietary technologies, including atmospheres used in packaging our salads and atmospheres protecting products from decomposing. In connection with some of our other fresh-cut produce processing, we rely heavily on certain proprietary machinery and processes that are used to prepare some of our products. Although we believe that the cost and complexity of our machinery has been and will continue to be a barrier to entry to other potential competitors in the fresh-cut segment, we have not protected that machinery or those other processes through patents or other methods. As a result, some of our existing or potential competitors could develop similar machinery or processes. If this occurred, it could substantially increase competition in the fresh-cut segment, thereby reducing prices and materially adversely affecting our results of operations in this segment.

EMPLOYEES

         As of December 29, 2001, we had approximately 8,400 full-time employees, including approximately 1,400 in management, administration, marketing and sales and the remainder in operations. As of December 29, 2001, a union or a collective bargaining unit represented 1,835 of our employees. We have entered into six collective bargaining and similar agreements with respect to our unionized employees. Agreements with respect to 445, 38, 124, 23, 1,106 and 99 of our union employees expire in October 2002, November 2003, December 2003, December 2003, December 2005 and June 2006, respectively. We consider our employee relations to be satisfactory.

EXECUTIVE OFFICERS

         The following table sets forth certain information concerning our executive officers and certain key employees as of December 29, 2001:


Name                                          Age                         Position
----                                         -----                   ---------------------
Robert C. Sledd..........................      49                    Chairman of the Board
C. Michael Gray.........................       51                    President, Chief Executive Officer and Director
Roger L. Boeve...........................      63                    Executive Vice President and Chief Financial Officer
Thomas Hoffman........................         62                    Senior Vice President
G. Thomas Lovelace, Jr.................        48                    Vice President
John D. Austin...........................      40                    Vice President - Finance and Secretary
John R. Crown...........................       55                    Broadline Regional President
Joseph J. Paterak, Jr....................      50                    Broadline Regional President
Steven Spinner...........................      41                    Broadline Division President



         Robert C. Sledd has served as Chairman of the Board of Directors since February 1995 and has served as a director of Performance Food Group since 1987. From 1987 to August 2001, Mr. Sledd served as Chief Executive Office of Performance Food Group. Mr. Sledd served as President of Performance Food Group from 1987 to February 1995. Mr. Sledd has served as a director of Taylor & Sledd Industries, Inc., a predecessor of Performance Food Group, since 1974, and served as President and Chief Executive Officer of that company from 1984 to 1987. Mr. Sledd also serves as a director of SCP Pool Corporation, a supplier of swimming pool supplies and related products.

         C. Michael Gray has served as President of Performance Food Group since February 1995, has served as Chief Executive Officer since August 2001, and has served as a director of Performance Food Group since 1992. Mr. Gray served as

Chief Operating Officer of Performance Food Group from February 1995 to August 2001. Mr. Gray served as President of Pocahontas Foods USA, Inc., a wholly owned subsidiary of Performance Food Group, from 1981 to 1995. Mr. Gray had been employed by Pocahontas since 1975, serving as Marketing Manager and Vice President of Marketing. Prior to joining Pocahontas, Mr. Gray was employed by Kroger Company as a produce buyer.

         Roger L. Boeve has served as Executive Vice President and Chief Financial Officer of Performance Food Group since 1988. Prior to that date, Mr. Boeve served as Executive Vice President and Chief Financial Officer for The Murray Ohio Manufacturing Company and as Corporate Vice President and Treasurer for Bausch and Lomb. Mr. Boeve is a certified public accountant.

         Thomas Hoffman has served as Senior Vice President of Performance Food Group and as President of Customized Distribution since February 1995. Since 1989, Mr. Hoffman has served as President of Kenneth O. Lester Company, Inc., a wholly owned subsidiary of Performance Food Group. Prior to joining Performance Food Group in 1989, Mr. Hoffman served in executive capacities at Booth Fisheries Corporation, a subsidiary of Sara Lee Corporation, as well as C.F.S. Continental, Miami and International Foodservice, Miami, two foodservice distributors.

         G. Thomas Lovelace, Jr. has served as Vice President of Performance Food Group since February 2001 and as President of Fresh Advantage, Inc., a wholly owned subsidiary of Performance Food Group, since 1996.

         John D. Austin has served as Vice President-Finance since January 2001 and as Secretary of Performance Food Group since March 2000. Mr. Austin served as Corporate Treasurer from 1998 to January 2001. Mr. Austin also served as Corporate Controller of Performance Food Group from 1995 to 1998. From 1991 to 1995, Mr. Austin was Assistant Controller for General Medical Corporation, a distributor of medical supplies. Prior to that, Mr. Austin was an accountant with Deloitte & Touche LLP. Mr. Austin is a certified public accountant.

         John R. Crown has served as Broadline Regional President of Performance Food Group since January 1999. Mr. Crown served as Vice President, Business Development of Performance Food Group from January 1997 to January 1999. From 1987 to 1996, Mr. Crown served as President of Burris Retail Food Systems, a subsidiary of Burris Foods, Inc., and as Executive Vice President and General Manager of Institution Food House. Mr. Crown is immediate past Chairman of the National Frozen Food Association and a member of the board of Food Distributors International, two food industry trade associations.

         Joseph J. Paterak, Jr. has served as Broadline Regional President of Performance Food Group since January 1999. Mr. Paterak served as Vice President of Performance Food Group from October 1998 to January 1999. From 1993 to September 1998, Mr. Paterak served as Market President of Alliant Foodservice, Inc.

         Steven Spinner has served as Broadline Division President of Performance Food Group since August 2001. Mr. Spinner served as Broadline Regional President of Performance Food Group from October 2000 to August 2001, and served as President of AFI Foodservice Distributors, Inc., a wholly owned subsidiary of Performance Food Group, from October 1997 to October 2000. From 1989 to October 1997, Mr. Spinner served as Vice President of AFI.

FORWARD-LOOKING STATEMENTS

         This annual report on Form 10-K and the documents incorporated by reference herein contain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements, which are based on assumptions and estimates and describe our future plans, strategies and expectations, are generally identifiable by the use of the words "anticipate," "will," "believe," "estimate," "expect," "intend," "seek," "should" or similar expressions. These forward-looking statements may address, among other things, our anticipated earnings, capital expenditures, contributions to our net sales by acquired companies, sales momentum, customer and product sales mix, expected efficiencies in our business and our ability to realize expected synergies from acquisitions. These forward-looking statements are subject to risks, uncertainties and assumptions. Important factors that could cause actual results to differ materially from the forward-looking statements we make or incorporate by reference in this annual report on Form 10-K are described under "Risk Factors" and in the documents incorporated by reference herein.

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

RISK FACTORS

         Foodservice distribution is a low-margin business and may be sensitive to economic conditions. We operate in the foodservice distribution industry, which is characterized by a high volume of sales with relatively low profit margins. A significant portion of our sales is at prices that are based on product cost plus a percentage markup. As a result, our results of operations may be negatively impacted when the price of food goes down, even though our percentage markup may remain constant. The foodservice industry may also be sensitive to national and regional economic conditions, and the demand for our foodservice products has been adversely affected from time to time by economic downturns. In addition, our operating results are particularly sensitive to, and may be materially adversely impacted by, difficulties with the collectibility of accounts receivable, inventory control, price pressures, severe weather conditions, and increases in wages or other labor costs, energy costs and fuel or other transportation-related costs. There can be no assurance that one or more of these factors will not adversely affect our future operating results. We have experienced losses due to the uncollectibility of accounts receivable in the past and could experience such losses in the future. In addition, although we have sought to limit the impact of the recent increases in fuel prices by imposing fuel surcharges on customers, we cannot assure you that the increases in fuel prices will not adversely affect our results of operations.

         We rely on major customers. We derive a substantial portion of our net sales from customers within the restaurant industry, particularly certain chain customers. Net sales to Outback Steakhouse accounted for 15% and 16% of our consolidated net sales in 2001 and 2000, respectively. Net sales to Cracker Barrel Old Country Store accounted for 14% and 16% of our consolidated net sales in 2001 and 2000, respectively. Sales to these customers by our customized segment are generally lower operating margin sales than sales to customers in other areas of our business. We do not have agreements requiring these or other customers to purchase any specified amount of goods from us, although the prices paid by them may depend on the level of their purchases; and we do not have any assurance as to the level of future purchases by our customers. Likewise, our customers generally have the ability to stop buying from us at any time, with some customers being required to give us advance notice of their intent to stop buying. A material decrease in sales to any of our major customers or the loss of any of our major customers would have a material adverse impact on our operating results. In addition, to the extent we add new customers, whether following the loss of existing customers or otherwise, we may incur substantial start-up expenses in initiating services to new customers. Also, certain of our customers have from time to time experienced bankruptcy, insolvency, and/or an inability to pay debts to us as they come due, and similar events in the future could have a material adverse impact on our operating results. In particular, we believe that one of our customers, who accounted for approximately 4% of our consolidated net sales in 2001, may be experiencing financial difficulties; therefore, this customer pays for its purchases upon delivery.

         Our growth is dependent on our ability to complete acquisitions and integrate operations of acquired businesses. A significant portion of our historical growth has been achieved through acquisitions of other foodservice distributors, and our growth strategy includes additional acquisitions. There can be no assurance that we will be able to make acquisitions in the future or that any acquisitions we do make will be successful. Furthermore, there can be no assurance that future acquisitions will not have a material adverse effect upon our operating results, particularly in periods immediately following the consummation of those transactions while the operations of the acquired business are being integrated into our operations.

         We make acquisitions with the expectation that these acquisitions will result in benefits to us. Achieving these benefits depends on the timely, efficient and successful execution of a number of post-acquisition events, including integrating the business of the acquired company into our purchasing programs, distribution network, marketing programs and reporting and information systems. In general, we cannot offer assurances that we will be able to successfully integrate the acquired company's operations or personnel or realize the anticipated benefits of the acquisition. Our ability to integrate acquisitions may be adversely affected by many factors, including the relatively large size of a business and the allocation of our limited management resources among various integration efforts.

          In connection with the acquisitions of businesses in the future, we may decide to consolidate the operations of any acquired business with our existing operations or make other changes with respect to the acquired business, which could result in special charges or other expenses. Our results of operations also may be adversely affected by expenses we incur in making acquisitions, by amortization of acquisition-related intangible assets with definite lives, and by additional depreciation expense attributable to acquired assets. Any of the businesses we acquire may also have liabilities or adverse operating issues, including some that we fail to discover before the acquisition, and our indemnity for such liabilities typically has been limited and may, with respect to future acquisitions, also be limited. Additionally, our ability to make any future acquisitions may depend upon obtaining additional financing. There can be no assurance that we will be able to obtain additional financing on acceptable terms or at all. To the extent that we seek to acquire other businesses in exchange for our common stock, fluctuations in our stock price could have a material adverse effect on our ability to complete acquisitions.

         Managing our growth may be difficult and our growth rate may decline. We have rapidly expanded our operations since inception. This growth has placed and will continue to place significant demands on our administrative, operational and financial resources, and we cannot assure you that we will be able to successfully integrate the operations of acquired businesses with our existing operations, which could have a material adverse effect on our business. We also cannot assure you that this growth will continue. To the extent that our customer base and our services continue to grow, this growth is expected to place a significant demand on our managerial, administrative, operational and financial resources. Our future performance and results of operations will depend in part on our ability to successfully implement enhancements to our business management systems and to adapt those systems as necessary to respond to changes in our business. Similarly, our growth has created a need for expansion of our facilities from time to time. As we near maximum utilization of a given facility, operations may be constrained and inefficiencies may be created, which could adversely affect our operating results unless the facility is expanded or volume is shifted to another facility. Conversely, as we add additional facilities or expand existing facilities, excess capacity may be created. Any excess capacity may also create inefficiencies and adversely affect our operating results.

         Our debt agreements contain restrictive covenants, and our debt and lease obligations require substantial future payments. At December 29, 2001, we had approximately $272.5 million of outstanding indebtedness, including approximately $201.3 million of 5 1/2% convertible subordinated notes due 2008, referred to as the Convertible Notes, and $50.0 million of outstanding 6.77% senior notes due 2010. In addition, as of December 29, 2001, we were a party to operating leases requiring approximately $130.9 million in future lease payments. Accordingly, the total amount of our obligations with respect to indebtedness and leases is substantial. In addition, we intend to make borrowings under our credit facility, as needed, in connection with funding our future business needs, including capital expenditures and acquisitions.

         Our debt instruments contain financial covenants and other restrictions that limit our operating flexibility, limit our flexibility in planning for and reacting to changes in our business and make us more vulnerable to economic downturns and competitive pressures. Our indebtedness and lease obligations could have significant negative consequences, including:

     o increasing our vulnerability to general adverse economic and industry conditions;

     o   limiting our ability to obtain additional financing;

     o requiring that a substantial portion of our cash flows from operations be applied to pay principal and interest on our indebtedness and lease payments under our leases, thereby reducing cash flows available for other purposes;

     o limiting our flexibility in planning for or reacting to changes in our business and the industry in which we compete; and

     o placing us at a possible competitive disadvantage compared to competitors with less leverage or better access to capital resources.

     In addition, some of our borrowings, including borrowings under our credit facility and lease payments under our master operating lease facilities are and will continue to be at variable rates based upon prevailing interest rates, which expose us to risk of increased interest rates. Some of our debt instruments, including our Convertible Notes, our credit facility and our senior notes, require that we comply with various financial tests and impose certain restrictions on us, including, among other things, restrictions on our ability to incur additional indebtedness, create liens on assets, make loans or investments and pay dividends.

         The cost of fresh produce could have an adverse effect on our business. Prices of high-quality, fresh produce can be volatile and supplies may be limited due to, among other things, factors such as weather, disease and level of agricultural production. Although we have contracts to purchase some of our produce, the cost and quality of available produce, particularly during periods of severe shortages of high-quality produce, could have a material adverse effect on both our sales and results of operations.

         Product liability claims could have an adverse effect on our business. Like any other distributor and processor of food, we face an inherent risk of exposure to product liability claims if the products we sell, or the products sold by companies acquired by us, cause injury or illness. We may be subject to liability, which could be substantial, because of actual or alleged contamination in products sold by us or by companies we have acquired, including products sold by those companies before we acquired them. We have, and the companies we have acquired have had, liability insurance with respect to product liability claims. We cannot assure you, however, that this insurance will continue to be available at a reasonable cost or at all, or will be adequate to cover product liability claims against us or companies we have acquired. We generally seek contractual indemnification from resellers of our product, but any such indemnification is limited, as a practical matter, to the creditworthiness of the indemnifying party. If we or any of our acquired companies do not have adequate insurance or contractual indemnification available, product liability claims and costs associated with product recalls, including a loss of business, could have a material adverse effect on our business, operating results and financial condition.

         Competition in the foodservice distribution industry is intense, and we may not be able to compete successfully. The foodservice distribution industry is highly competitive. We compete with numerous smaller distributors on a local level, as well as with a limited number of national foodservice distributors. Some of these distributors have substantially greater financial and other resources than we do. Bidding for contracts or arrangements with customers, particularly chain and other large customers, is highly competitive and distributors may market their services to a particular customer over a long period of time before they are invited to bid. In the fresh-cut produce area of our business, competition comes mainly from smaller regional processors, although we encounter intense competition from large national and smaller local processors in our packaged salad business. We believe that most purchasing decisions in the foodservice business are based on the distributor's ability to completely and accurately fill orders, provide timely deliveries, on the quality of the product and on price. Our failure to compete successfully could have a material adverse effect on our business, operating results and financial condition.

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

         The market price for our common stock may be volatile. In recent periods, there has been significant volatility in the market price for our common stock. In addition, the market price of our common stock could fluctuate substantially in the future in response to a number of factors, including the following:

     o our quarterly operating results or the operating results of other distributors of food and non-food products;

     o changes in general conditions in the economy, the financial markets or the food distribution or foodservice industries;

     o changes in financial estimates or recommendations by stock market analysts regarding us or our competitors;

     o   announcements by us or our competitors of significant acquisitions;

     o increases in labor, energy, fuel costs or the costs of produce or other food products; and

     o natural disasters, severe weather conditions or other developments affecting us or our competitors.

     In addition, in recent years the stock market has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to their operating performance. These broad market fluctuations may materially adversely affect our stock price, regardless of our operating results.

         Our identification of certain accounting errors at one of our subsidiaries may result in legal or other regulatory proceedings that have an adverse effect on us. In March 2002, we announced that we had identified certain accounting errors at one of our broadline operating subsidiaries, as more fully described in "Management's Discussion and Analysis of Financial Condition and Results of Operations." In that regard, we have included the effect of the correction of the accounting errors in our consolidated financial statements and the related notes as of and for the year ended December 30, 2000 included in this annual report on Form 10-K and the previously reported quarterly amounts for each of the first three quarters of 2001 and each of the last three quarters of 2000. While no claims have been made to date, it is possible that claims may be brought by shareholders against us in connection with the accounting errors; costs related to the claims, including defense costs, could have an adverse effect on our financial condition or results of operations. In addition, as part of our inquiry into the accounting errors, we reported our identification of the accounting errors to the staff of the Securities and Exchange Commission, or SEC, and intend to cooperate with the staff of the SEC in any review or inquiry they may conduct related to the accounting errors.

     ITEM 2. PROPERTIES.

         The following table presents information about our primary real properties and facilities and our operating subsidiaries and divisions:


                                                 APPROX.                                      OWNED/LEASED
                                                   AREA                                     (EXPIRATION DATE
                 LOCATION                       IN SQ. FT        OPERATING SEGMENT              IF LEASED)
-------------------------------------------    -------------     -------------------     ------------------------
AFFLINK
  Tuscaloosa, AL                                     45,000               Broadline                Leased (2016)

EMPIRE SEAFOOD
  Miami, FL                                          68,000               Broadline                Leased (2004)

FRESH EXPRESS
  Atlanta, GA                                       175,000               Fresh-cut                        Owned
  Chicago, IL                                        52,000               Fresh-cut                        Owned
  Greencastle, PA                                    60,000               Fresh-cut                        Owned
  Salinas, CA                                       120,000               Fresh-cut                        Owned
  Salinas, CA                                        19,000               Fresh-cut                Leased (2003)

PERFORMANCE FOOD GROUP COMPANY
 Richmond, VA                                        35,000               Corporate                Leased (2005)

PFG - AFI FOODSERVICE
  Elizabeth, NJ                                     160,000               Broadline                Leased (2024)
  Newark, NJ                                         21,000               Broadline                Leased (2005)

PFG - CARO FOODS
  Houma, LA                                         157,000               Broadline                        Owned

PFG - CARROLL COUNTY FOODS
  New Windsor, MD                                    90,000               Broadline                Leased (2005)

PFG - CUSTOMIZED DISTRIBUTION
  Bakersfield, CA                                    20,000              Customized                Leased (2002)
  Elkton, MD                                        135,000              Customized                Leased (2005)
  Gainesville, FL                                   150,000              Customized                        Owned
  Lebanon, TN                                       225,000              Customized                        Owned
  McKinney, TX                                      160,000              Customized                        Owned

PFG - FLORIDA
  Tampa, FL                                         145,000               Broadline                        Owned

PFG - HALE
  Morristown, TN                                    100,000               Broadline                Leased (2005)

PFG - LESTER
  Lebanon, TN                                       160,000               Broadline                Leased (2002)

PFG - MILTON'S
  Atlanta, GA                                       260,000               Broadline                        Owned

PFG - NORTHCENTER
  Augusta, ME                                       145,000               Broadline                        Owned

PFG - POWELL
  Thomasville, GA                                    75,000               Broadline                        Owned

PFG - TEMPLE
  Temple, TX                                        290,000               Broadline                Leased (2002)



                                                 APPROX.                                      OWNED/LEASED
                                                   AREA                                     (EXPIRATION DATE
                 LOCATION                       IN SQ. FT        OPERATING SEGMENT              IF LEASED)
-------------------------------------------    -------------     -------------------     ------------------------
PFG - VICTORIA
  Victoria, TX                                      250,000      Broadline               Owned

PFG - VIRGINIA FOODSERVICE GROUP
  Richmond, VA                                       93,000       Broadline               Leased (2005)
  Norfolk, VA                                        18,000       Broadline               Owned

POCAHONTAS FOODS USA
  Richmond, VA                                      116,000      Broadline               Leased (2005)

REDI-CUT FOODS
  Carrollton, GA                                    105,000      Fresh-cut               Owned
  Franklin Park, IL                                 115,000      Fresh-cut               Leased (2006)
  Franklin Park, IL                                  66,000      Fresh-cut               Leased (2010)
  Kansas City, MO                                    53,000      Fresh-cut               Leased (2020)
  Grand Prairie, TX                                 105,000      Fresh-cut               Leased (2002)

SPRINGFIELD FOODSERVICE
   Springfield, MA                                  127,000       Broadline               Leased (2004)



ITEM 3.      LEGAL PROCEEDINGS.

         In March 2002, we discovered certain accounting errors at one of our Broadline operating subsidiaries, the effects of the corrections of which are more fully described in "Management's Discussion and Analysis of Financial Condition and Results of Operations." At the time of the announcement of the identification of the accounting errors, we contacted the staff of the SEC to inform them of our identification of the errors and of our intention to update the SEC on the status of the inquiry into the accounting errors and to cooperate with the staff with respect to any review or inquiry the SEC may conduct. We conducted an inquiry into the accounting errors and are in the process of evaluating and developing appropriate remedial actions to be taken in connection with the investigation.

         From time to time, we are also involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such other proceedings and litigation currently pending will not have a material adverse effect on our results of operations.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS.

         No matters were submitted to a vote of the shareholders during the quarter ended December 29, 2001.

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS.

              Our common stock is quoted on the Nasdaq Stock Market's National Market under the symbol "PFGC." The following table sets forth, on a per share basis, for the fiscal quarters indicated, the high and low bid prices for our common stock as reported on the Nasdaq Stock Market's National Market. The stock prices set forth below are adjusted to reflect our two-for-one common stock split paid on April 30, 2001.

                                                                              2001
                                                   -------------------------------------------------------------
                                                      HIGH                                              LOW
                                                   -------------                                    ------------
First Quarter                                      $       26.81                                    $      22.38
Second Quarter                                             28.48                                           22.52
Third Quarter                                              34.90                                           24.42
Fourth Quarter                                             36.09                                           24.85
For the Year                                               36.09                                           22.38


                                                                              2001
                                                   -------------------------------------------------------------
                                                      HIGH                                              LOW
                                                   -------------                                    ------------
First Quarter                                      $       12.66                                    $       9.69
Second Quarter                                             16.00                                           11.19
Third Quarter                                              18.81                                           15.81
Fourth Quarter                                             28.06                                           16.63
For the Year                                               28.06                                            9.69


              As of March 26, 2002, we had approximately 3,200 shareholders of record and approximately 18,500 additional shareholders based on an estimate of individual participants represented by security position listings. We have not declared any cash dividends, and the present policy of our board of directors is to retain all earnings to support operations and to finance our growth.

  ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA


(Dollar amounts in thousands, except per share
amounts)                                                2001              2000         1999            1998           1997
---------------------------------------------       -----------    -------------   -----------    ------------    -----------
                                                                    (Restated)(6)
                                                                    -------------
STATEMENT OF EARNINGS DATA:
Net sales                                          $  3,237,248   $    2,605,468   $ 2,055,598    $  1,721,316    $ 1,331,002
Cost of goods sold                                    2,780,128        2,254,394     1,773,632       1,491,079      1,159,593
                                                    -----------    -------------   -----------    ------------    -----------
               Gross profit                             457,120          351,074       281,966         230,237        171,409
Operating expenses                                      381,135          302,176       242,625         198,646        146,344
                                                    -----------    -------------   -----------    ------------    -----------
               Operating profit                          75,985           48,898        39,341          31,591         25,065
                                                    -----------    -------------   -----------    ------------    -----------
Other income (expense):
Interest expense                                         (8,807)          (6,593)       (5,388)        (4,411)         (2,978)
Loss on sale of undivided interest in receivables        (1,445 )              -             -              -               -
Nonrecurring merger expenses                                  -                -        (3,812)             -               -
Gain on sale of investment                                    -                -           768              -               -
Other, net                                                 (438)             (66)          342             195            111
                                                    -----------    -------------   -----------    ------------    -----------
               Other expense, net                       (10,690)          (6,659)       (8,090)         (4,216)        (2,867)
                                                    -----------    -------------   -----------    ------------    -----------
Earnings before income taxes                             65,295           42,239        31,251          27,375         22,198
Income tax expense                                       24,812           16,051        12,000           9,965          8,298
                                                    -----------    -------------   -----------    ------------    -----------
               Net earnings                        $     40,483   $       26,188   $    19,251    $     17,410    $    13,900
                                                    -----------    -------------   -----------    ------------    -----------
PER SHARE DATA:
Weighted average common shares outstanding               37,957           28,336        27,544          26,796         25,621
Basic net earnings per common share                $       1.07   $         0.92   $      0.70    $       0.65    $      0.54
Pro forma net earnings per common share (1) (2)            1.07             0.92          0.77            0.63           0.53
Weighted average common shares and
dilutive potential common shares outstanding             39,328           29,539        28,437          27,850         26,683
Diluted net earnings per common share              $       1.03   $         0.89   $      0.68    $       0.63    $      0.52
Pro forma diluted net earnings per common share
(1) (2)                                                    1.03             0.89          0.75            0.60           0.51
Book value per share                                      13.90            10.06          6.71            5.84           5.17
Closing price per share                                   36.10            25.64         12.19           14.07          10.50
BALANCE SHEET AND OTHER DATA:
Working capital (4)                                $     69,755   $       95,572   $    70,789    $     63,280    $    60,131
Property, plant and equipment,
net                                                     247,197          143,142       113,930          93,402         78,006
Depreciation and amortization                            31,981           17,877        14,137          11,501          8,592
Capital expenditures                                     30,136           30,992        26,006          26,663          9,054
Total assets                                          1,277,791          710,271       462,045         387,712        308,945
Short-term debt (including
current
installments of long-term debt) (5)                       1,879            1,966           703             797            867
Long-term debt (5)                                      270,594          114,492        92,404          74,305         54,748
Shareholders' equity                                    608,197          357,024       189,344         157,085        137,949
Total capital                                           880,670          473,482       282,451         232,187        193,564
Debt-to-capital ratio                                      30.9%            24.6%         33.0%           32.3%          28.7%
Pro forma return on equity (1) (2) (3)                      9.2%            12.1%         12.3%           11.4%          11.2%
P/E ratio                                                  35.0             28.8          18.1            22.5           20.2



(1) Pro forma adjustments to net earnings per common share and return on equity add back nonrecurring merger expenses related to our acquisition of NorthCenter and adjust income taxes as if NorthCenter, which merged with one of our subsidiaries in February 1999, was taxed as a C-corporation for income tax purposes rather than as an S-corporation prior to the merger. As an S-corporation, NorthCenter was not subject to income taxes for periods prior to the merger. NorthCenter became subject to income taxes for all periods following the merger.

(2) 1999 excludes a nonrecurring gain of $768 on the sale of an investment.

(3) Return on equity for 2001 and 2000 is adjusted for the impact of the common stock offerings, completed in October 2001 and December 2000.

(4) In July 2001, we entered into a $90.0 million receivables purchase facility under which we have sold and in the future intend to sell undivided interests in some of our receivables to a financial institution. These sales have resulted in a decrease in our current assets and working capital in 2001.

(5) Short-term and long-term debt does not include our obligations under our $115.0 million master operating lease facilities, which we use to finance the construction or purchase of distribution centers and office buildings. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and the notes to our consolidated financial statements included elsewhere in this annual report on Form 10-K for additional information about these facilities.

(6) Results for 2000 have been restated to reflect the correction of the accounting errors described in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis should be read in conjunction with "Selected Consolidated Financial Data" and our consolidated financial statements and the related notes included elsewhere in this Form 10-K. The following text contains references to years 2001, 2000 and 1999, which mean our fiscal years ended December 29, 2001, December 30, 2000 and January 1, 2000, respectively. We use a 52/53-week fiscal year ending on the Saturday closest to December 31. Consequently, we periodically have a 53-week fiscal year. Our 2001, 2000 and 1999 fiscal years were all 52-week years. As a result of our merger with NorthCenter on February 26, 1999, which we accounted for as a pooling-of-interests, the consolidated financial statements for periods prior to the merger have been restated to include the accounts and results of operations of NorthCenter. All share and per-share data has been adjusted to reflect the two-for-one common stock split that we paid on April 30, 2001.

INTRODUCTION

         Performance Food Group was founded in 1987 as a result of the combination of various foodservice businesses, and has grown both internally through increased sales to existing and new customers and through acquisitions of existing foodservice distributors. We derive our revenue primarily from the sale of food and non-food products to the foodservice, or "food-away-from-home," industry. The principal components of our expenses include cost of goods sold, which represents the amounts paid to manufacturers and growers for products sold, and operating expenses, which include primarily labor-related expenses, delivery costs and occupancy expenses related to our facilities. A portion of our growth in net sales during the years discussed below was due to acquisitions. The "Business Combinations" section below summarizes our acquisitions since the beginning of 2000.

         In March 2002, we announced that we had identified certain accounting errors at one of our operating subsidiaries in our broadline segment. The errors resulted primarily from the failure of the accounting staff at this subsidiary to properly reconcile its accounting records to supporting detail and their failure to appropriately account for intercompany transactions with a division of this subsidiary, which resulted in an understatement of cost of goods sold for the subsidiary. The effect of the correction of the errors was to reduce previously reported net income by $693,000 related to 2000 and $2.9 million related to previously reported quarterly earnings for the first three quarters in 2001. Additionally, $290,000 of the impact of the correction of the errors related to 2001 fourth quarter earnings. The consolidated financial statements as of and for the year ended December 30, 2000 and notes thereto included in this annual report on Form 10-K have been restated to include the effects of the corrections of these errors. The quarterly restatement for the corrections of these errors in each of the impacted quarters is contained in the "Quarterly Results and Seasonality" section of this annual report on Form 10-K.

RESULTS OF OPERATIONS

         The following table sets forth, for the years indicated, the components of our consolidated statements of earnings expressed as a percentage of net sales:

                                                          2001                 2000               1999
                                                         -------             --------           -------
                                                                           (Restated)
                                                         ----------------------------------------------
Net sales                                                100.0 %              100.0 %           100.0 %
Cost of goods sold                                        85.9                 86.5              86.3
          Gross profit                                    14.1                 13.5              13.7
Operating expenses                                        11.8                 11.6              11.8
                                                         -------             --------           -------
          Operating profit                                 2.3                  1.9               1.9
                                                         -------             --------           -------
Other expense, net                                         0.3                  0.2               0.4
                                                         -------             --------           -------
          Earnings before income taxes                     2.0                  1.7               1.5
Income tax expense                                         0.8                  0.7               0.6
                                                         -------             --------           -------
          Net earnings                                     1.2 %                1.0 %             0.9 %
                                                         -------             --------           -------


COMPARISON OF 2001 TO 2000

         Net sales. Net sales increased 24.2% to $3.24 billion for 2001 from $2.61 billion for 2000. Net sales in our existing operations increased 9.8% over 2000, while acquisitions contributed the remaining 14.4% of our total net sales growth for 2001. Net sales in existing operations exclude the net sales of an acquired business for the first 12 months following the acquisition date of that business. We estimate that inflation contributed approximately 2.1% to the increase in net sales in 2001. During 2001, the growth in net sales in our existing operations was below the rate of growth experienced in 2000, reflecting weaker general economic conditions in the latter half of 2001.

         Gross profit. Gross profit increased 30.2% to $457.1 million in 2001 from $351.1 million in 2000. Gross profit margin, which we define as gross profit as a percentage of net sales, increased to 14.1% in 2001 compared to 13.5% in 2000. The increase in gross profit margin was due primarily to increased contribution from our fresh-cut segment, mainly as a result of the acquisitions of Fresh Express in October 2001 and Redi-Cut in December 2000, which typically have had higher gross profit margins than many of our other operating companies.

         Operating expenses. Operating expenses increased 26.1% to $381.1 million in 2001 from $302.2 million in 2000. As a percentage of net sales, operating expenses increased to 11.8% in 2001 from 11.6% in 2000. The increase in operating expenses as a percentage of net sales was due mainly to the acquisition of Fresh Express in October 2001, which has higher operating expenses as a percentage of net sales than our other operating companies.

         Operating profit. Operating profit increased 55.4% to $76.0 million in 2001 from $48.9 million in 2000. Operating profit margin, which we define as operating profit as a percentage of net sales, increased to 2.3% in 2001 from 1.9% in 2000, as a result of the increase in gross profit margin discussed above.

         Other expense, net. Other expense, net, increased to $10.7 million in 2001 from $6.7 million in 2000. Included in other expense, net, was interest expense of $8.8 million in 2001 compared to interest expense of $6.6 million in 2000. The increase in interest expense was due primarily to higher average levels of borrowing in 2001 and the issuance of approximately $201.3 million of Convertible Notes, partially offset by lower interest rates. In 2001, other expense, net, also included a loss on the sale of the undivided interest in receivables of approximately $1.4 million, related to the receivables purchase facility, referred to as the Receivables Facility. The Convertible Notes and the Receivables Facility are discussed in "Liquidity and Capital Resources."

         Income tax expense. Income tax expense increased to $24.8 million in 2001 compared to $16.1 million in 2000. As a percentage of earnings before income taxes, the provision for income taxes was 38.0% in 2001 and 2000.

         Net earnings. Net earnings increased 54.6% to $40.5 million in 2001 from $26.2 million in 2000. For 2001, net earnings as a percentage of net sales increased to 1.2% from 1.0% in 2000.

COMPARISON OF 2000 TO 1999

         Net sales. Net sales increased 26.7% to $2.61 billion for 2000 from $2.06 billion for 1999. Net sales in our existing operations increased 22.6% over 1999, while acquisitions contributed the remaining 4.1% of our total net sales growth for 2000. We estimate that inflation contributed approximately 1.0% to the increase in net sales in 2000.

         Gross profit. Gross profit increased 24.5% to $351.1 million in 2000 from $282.0 million in 1999. Gross profit margin decreased to 13.5% in 2000 compared to 13.7% in 1999. The decrease in gross profit margin was due primarily to increased sales to certain of our chain customers, which generally are higher volume, lower gross margin accounts.

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

         Operating profit. Operating profit increased 24.3% to $48.9 million in 2000 from $39.3 million in 1999. Operating profit margin was 1.9% for 2000 and 1999.

          Other expense, net. Other expense, net, decreased to $6.7 million in 2000 from $8.1 million in 1999. Other expense, net, included interest expense of $6.6 million in 2000 and $5.4 million in 1999. Other expense, net, for 1999 also included nonrecurring merger expenses related to the NorthCenter merger of $3.8 million and a gain of $768,000 on the sale of an investment.

         Income tax expense. Income tax expense increased to $16.1 million in 2000 compared to $12.0 million in 1999. The effective tax rate decreased to 38.0% in 2000 from 38.4% in 1999. The fluctuation in the effective tax rate was due primarily to the merger with NorthCenter, which was taxed as an S-corporation for income tax purposes prior to the merger with us during the first quarter of 1999.

         Net earnings. Net earnings increased 36.0% to $26.2 million in 2000 from $19.3 million in 1999. For 2000, net earnings as a percentage of net sales increased to 1.0% from 0.9% in 1999.

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

         Cash and cash equivalents totaled $68.3 million at December 29, 2001, an increase of $49.7 million from December 30, 2000. The increase was primarily a result of cash provided by operating activities of $165.2 million and proceeds of $201.3 million and $143.4 million, respectively, from the issuance of the Convertible Notes and 5,750,000 shares of our common stock, discussed below. This increase was partially offset by cash used in investing activities of $422.9 million and payments of $47.0 million on our existing revolving credit facility.

         Cash flows from operating activities. Cash provided by operating activities was $165.2 million in 2001. In 2001, the primary sources of cash from operating activities were net earnings, deferred income taxes, increased levels of trade payables and accrued expenses and decreased levels of trade receivables, partially offset by increased levels of inventories and decreased levels of income taxes payable, net. The decrease in trade receivables was due primarily to proceeds received of $78.0 million from the sale of an undivided interest in receivables under the Receivables Facility, discussed further below. Cash provided by operating activities was $11.4 million and $47.0 million in 2000 and 1999, respectively. In 2000, the primary sources of cash from operating activities were net earnings and increased levels of trade payables, accrued expenses and income taxes payable, partially offset by increased levels of trade receivables and inventories. In 1999, the primary sources of cash from operating activities were net earnings and increased levels of trade payables and accrued expenses, partially offset by increased levels of inventories.

         In July 2001, we entered into the Receivables Facility, under which PFG Receivables Corporation, a wholly owned, special-purpose subsidiary, sold an undivided interest in certain of our trade receivables. PFG Receivables Corporation was formed for the sole purpose of buying receivables generated by some of our operating units and selling an undivided interest in those receivables to a financial institution. Under the Receivables Facility, our operating units transfer a portion of their accounts receivable to PFG Receivables Corporation, which in turn, subject to certain conditions, may from time to time sell an undivided interest in these receivables to a financial institution. Our operating units continue to service the receivables on behalf of the financial institution at estimated market rates. Accordingly, we have not recognized a servicing asset or liability. The amount of the undivided interest in the receivables owned by the financial institution cannot exceed $90.0 million at any one time.

         We received approximately $78.0 million of proceeds from the undivided interest in receivables sold under the Receivables Facility in 2001. At December 29, 2001, securitized accounts receivable totaled approximately $116.0 million, which includes $78.0 million sold to the financial institution and derecognized from the consolidated balance sheet and includes our residual interest in accounts receivable of $38.0 million, which was included in accounts receivable on our consolidated balance sheet. The residual interest represents our retained interest in receivables held by PFG Receivables Corporation. We measured the residual interest using the estimated discounted cash flows of the underlying accounts receivable, based on estimated collections and a discount rate equivalent to our incremental borrowing rate. The loss on sale of receivables of approximately $1.4 million in 2001 is included in other expense, net, and represents our cost of securitizing those receivables with the financial institution.

         We record the sale of the undivided interest in accounts receivable to the financial institution according to Statement of Financial Accounting Standards, or SFAS, No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Accordingly, at the time the undivided interest in accounts receivables is sold, the receivables are removed from our balance sheet. We record a loss on the sale of the undivided interest in the receivables, which includes a discount based upon the receivables' credit quality and a financing cost for the financial institution, based upon a 30-day commercial paper rate. At December 29, 2001, the rate under the Receivables Facility was approximately 2.55%.

         Cash used in investing activities. Cash used in investing activities was $422.9 million in 2001. Investing activities include the acquisition of businesses and additions to and disposals of property, plant and equipment. Capital expenditures, excluding acquisitions of other businesses, were $30.1 million in 2001. Net cash paid for acquisitions in 2001 was $395.4 million, including $296.4 million, $41.0 million and $54.3 million paid for the acquisitions of Fresh Express, Springfield Foodservice Corporation and Empire Seafood Holding Corp. and Empire Imports, Inc., collectively referred to as Empire Seafood, respectively, net of cash on hand at these acquired companies. Net cash paid for acquisitions also included $3.8 million paid for the acquisition of other businesses in 2001 and to the former shareholders of Carroll County Foods, Inc., State Hotel Supply Company, Inc. and AFFLINK Incorporated (formerly Affiliated Paper Companies, Inc.), which we acquired in 2000, 1999 and 1998, respectively, as a result of certain contractual obligations in the purchase agreements related to those acquisitions. For further discussion of acquisitions, see the "Business Combinations" section below. In 2001, proceeds from the sale of property, plant and equipment totaled $3.2 million. Cash used in investing activities was $153.7 million in 2000. Capital expenditures in 2000, excluding acquisitions of businesses, were $31.0 million. Cash used in investing activities in 2000 included $124.2 million paid as a portion of the purchase price of Redi-Cut and Carroll County, net of cash on hand at these acquired companies, and payments made to the former shareholders of AFFLINK and Dixon Tom-A-Toe Companies, Inc., as a result of certain contractual obligations in the purchase agreements related to those acquisitions. In 2000, proceeds from the sale of property, plant and equipment totaled $1.4 million. Cash used in investing activities was $41.8 million in 1999. During 1999, we paid $18.1 million for the acquisition of businesses, net of cash on hand at the acquired companies. Total capital expenditures, excluding acquisitions of businesses, for 1999 were $26.0 million. In 1999, proceeds from the sale of property, plant and equipment totaled $1.1 million. Investing activities in 1999 also included $1.6 million from the sale of an investment.

         Cash provided by financing activities. Cash provided by financing activities was $307.4 million in 2001. In 2001, cash flows from financing activities included proceeds from the issuance of long-term debt of $202.2 million, consisting primarily of proceeds of $201.3 million from the issuance of the Convertible Notes, discussed below. Cash flows from financing activities in 2001 also included $143.4 million from the issuance of common stock in October 2001, discussed below, an increase in outstanding checks in excess of deposits of $12.1 million and proceeds of $7.0 million from the exercise of stock options. Cash used in financing activities in 2001 included payments of $47.0 million on our revolving credit facility, debt issuance costs of $8.0 million related to our Convertible Notes and new revolving credit facility, both discussed below, and principal payments on other long-term debt of $2.2 million. Cash provided by financing activities was $155.2 million in 2000. In 2000, cash flows from financing activities included proceeds of $124.4 million from the issuance of common stock, discussed below, an increase in outstanding checks in excess of deposits of $22.4 million, net borrowings of $12.0 million on our revolving credit facility, $3.5 million of proceeds from industrial revenue bonds issued to finance the construction of a new produce-processing facility, and proceeds of $5.1 million from the exercise of stock options. In 2000, cash used by financing activities included $812,000 of principal payments on long-term debt and $11.9 million paid by us to repurchase shares of our common stock in the open market for use in connection with our employee benefit plans. Cash used in financing activities was $7.4 million in 1999. Financing activities in 1999 included net borrowings of $13.3 million under our revolving credit facility. Financing activities in 1999 also included a decrease in outstanding checks in excess of deposits of $20.1 million, principal payments on long-term debt of $9.2 million and $1.0 million distributed to the former shareholders of NorthCenter prior to its merger with one of our subsidiaries. Finally, in 1999, we received cash flows of $5.0 million from the exercise of stock options and proceeds of $4.6 million from the issuance of industrial revenue bonds to finance the construction of a new produce-processing facility.

         Financing Activities

         In October 2001, we issued approximately $201.3 million aggregate principal amount of 5 1/2% convertible subordinated notes due in 2008. The net proceeds from the issuance of the Convertible Notes and from our concurrent offering of common stock discussed below, were used to repay our borrowings outstanding under our existing revolving credit facility and to fund the acquisition of Fresh Express. The Convertible Notes are subordinated to all existing and future senior debt and are convertible at any time until maturity into shares of our common stock at a conversion price of $32.95 per share, subject to adjustment. The Convertible Notes are redeemable at our option, in whole or in part, at any time on or after October 16, 2004. Each holder of the Convertible Notes has the right to cause us to repurchase all of such holder's Convertible Notes at 100% of their principal amount plus accrued interest upon a change of control of the Company, as defined in the indenture governing the Convertible Notes, and upon the occurrence of certain other events. Interest is payable semiannually.

         Also in October 2001, we issued 5,750,000 shares of our common stock at an offering price of $26.36 per share. The proceeds from this offering of approximately $143.4 million, after deducting underwriting discounts and estimated offering expenses, and proceeds from the concurrent offering of Convertible Notes were used to repay our borrowings outstanding under our existing revolving credit facility and to fund the acquisition of Fresh Express.

         In October 2001, we entered into a $200.0 million revolving credit facility, referred to as the New Credit Facility, with several financial institutions which replaced our existing $85.0 million credit facility and $5.0 million working capital line of credit. The New Credit Facility expires in 2006 and bears interest at a floating rate equal to, at our election, the agent bank's prime rate or a spread over LIBOR, which varies based upon our leverage ratio, as defined in the credit agreement. The New Credit Facility has a commitment fee, ranging from 0.20% to 0.25% of the average daily unused portion of the total facility, based on our leverage ratio, as defined in the credit agreement. The New Credit Facility also requires the maintenance of certain financial ratios, as defined in the credit agreement, and contains customary events of default. The New Credit Facility allows for the issuance of up to $40.0 million of standby letters of credit, which reduce borrowings available under the New Credit Facility. At December 29, 2001, we had approximately $14.1 million of outstanding letters of credit under the New Credit Facility. The New Credit Facility also requires that our existing subsidiaries and, subject to limited exceptions, future subsidiaries, guarantee all of our borrowings, letters of credit and other obligations under the New Credit Facility. At December 29, 2001, we had no borrowings outstanding under the New Credit Facility.

         In December 2000, we issued 6,440,000 shares of our common stock generating proceeds to us, after deducting underwriting discounts and offering expenses, of approximately $124.4 million, which we used to pay the cash portion of the purchase price for Redi-Cut and repay amounts outstanding under our existing credit facility.

         In March 1999, one of our subsidiaries issued $9.0 million of tax-exempt industrial revenue bonds to finance the construction of a produce-processing facility. In January 2001, these bonds were refinanced with the proceeds of $9.0 million taxable revenue bonds, in order to free us from certain restrictive covenants applicable to the subsidiary that issued the tax-exempt bonds. Like the tax-exempt bonds, these taxable bonds bear interest at a rate determined weekly by the remarketing agent for the bonds, are secured by a letter of credit issued by a commercial bank, and mature in March 2019. The interest rate for these bonds was approximately 2.05% per annum at December 29, 2001.

         In September 1997, we entered into our first master operating lease facility. In February 2001, we increased this master operating lease facility from $47.0 million to $55.0 million. This facility was used to construct four distribution centers. Two of these distribution centers became operational in early 1999, one became operational in the second quarter of 2000, and the remaining property became operational in the second quarter of 2001. Under this facility, the lessor owns the distribution centers, incurs the related debt to construct the properties, and thereafter leases each property to us. We have entered into leases for each of the properties. All of these leases end on September 12, 2002, including extensions. Upon the expiration of the leases, we may seek to renew the leases. If we are unable to or choose not to renew the leases, we have the option of facilitating the sale of the properties to third parties or purchasing the properties at their original cost. If the properties are sold to third parties for less than 88% of their aggregate original cost, we are obligated, under a residual value guarantee, to pay the lessor an amount equal to the shortfall. There can be no assurance that we will be able to renew the leases or sell the properties to third parties, and we may require substantial additional financing if we are required to purchase these properties upon the expiration of the master operating lease facility. Because of the location and condition of each of the four properties referred to above, we believe that the anticipated fair value of these properties could eliminate or substantially reduce the exposure under the residual value guarantee, although there can be no assurance that we will not be required to make payments to satisfy this guarantee. Through December 29, 2001, construction expenditures by the lessor under this facility were approximately $50.1 million.

         In June 2000, we entered into a $60.0 million master operating lease facility to construct or purchase various office buildings and distribution centers. As of December 29, 2001, two distribution centers had been purchased, one office building had been completed and one distribution center had become operational under this facility. Under this facility, the lessor owns the properties, incurs the related debt to construct or purchase the properties and thereafter leases each property to us. We have entered into leases for each of these properties. The leases relating to the four properties referred to above, as well as any other leases that we may enter into under this facility in the future, end on June 9, 2005. Upon the expiration of the leases, we may seek to renew the leases. If we are unable to or choose not to renew the leases, we have the option of facilitating the sale of the properties to third parties or purchasing the properties at their original cost. If the properties are sold to third parties for less than 85% of their aggregate original cost, we are obligated, under a residual value guarantee, to pay the lessor an amount equal to the shortfall. There can be no assurance that we will be able to renew the leases or sell the properties to third parties, and we may require substantial additional financing if we are required to purchase these properties upon the expiration of the master operating lease facility. Because of the location and condition of each of the four properties referred to above, we believe that the anticipated fair value of these properties could eliminate or substantially reduce the exposure under the residual value guarantee with respect to these four properties, although there can be no assurance that we will not be required to make payments to satisfy this guarantee either with respect to these four properties or any other properties which may be constructed or purchased in the future under this facility. Through December 29, 2001, construction expenditures by the lessor under this facility were approximately $32.6 million.

         In light of our identification of the accounting errors and the restatement of our financial condition, results of operations and cash flows for the year ended December 30, 2000 included in this annual report on Form 10-K and the restatement of previously reported results of operations for the first three quarters of 2001, we believed it was appropriate to obtain waivers of certain possible breaches of representations or warranties or failures to comply with covenants included in the Receivables Facility, the New Credit Facility and the master operating lease facilities. We have obtained those waivers.

         The table below presents contractual minimum cash obligations under all of our existing debt and lease agreements. Lease payments include payments due under our existing non-cancelable operating leases, including payments under our master operating lease facilities. The table does not include, however, the residual value guarantees under our master operating lease facilities. This table should be read in conjunction with Notes 9 and 11 to the consolidated financial statements, included elsewhere in this annual report on Form 10-K.


 Contractual Minimum Cash Obligations
 (In thousands)                                     Debt Payments       Lease Payments        Total
-------------------------------------               ---------------     --------------     ---------------
2002                                                 $        1,879     $       33,011     $        34,890
2003                                                          2,610             26,032              28,642
2004                                                            901             19,067              19,968
2005                                                            448             14,364              14,812
2006                                                            340              9,728              10,068
Thereafter                                                  266,295             28,690             294,985
                                                     --------------     --------------     ---------------
          Total minimum cash obligations             $      272,473     $      130,892     $       403,365
                                                     ==============     ==============     ===============


         We believe that our cash flows from operations, borrowings under our New Credit Facility, our master operating lease facilities and the sale of undivided interests in trade receivables under the Receivables Facility will be sufficient to fund our operations and capital expenditures for the foreseeable future. However, we will likely require additional sources of financing to the extent that we make additional acquisitions in the future.

         Off Balance Sheet Financing Activities

         We utilize two sources of funding that could generally be described as off balance sheet financing - the Receivables Facility and our master operating lease facilities, all described above. The Receivables Facility represents off balance sheet financing because the financial institution's ownership interest in certain of our accounts receivable results in assets being removed from our balance sheet to the extent that the undivided interest qualifies for sale treatment under generally accepted accounting principles. This treatment allows us to account for the transaction with the financial institution as a sale of the undivided interest in the accounts receivable instead of reflecting the financial institution's net investment of $78.0 million as debt. Under the terms of our master operating lease facilities, the third party lessor owns the properties, incurs the related debt to construct the properties, and thereafter, leases each property to us. We enter into leases for each of the properties, which we may seek to renew upon their expiration. If we are unable to or choose not to renew the leases, we have the option of facilitating the sale of the properties to third parties (subject to a residual value guarantee) or purchasing the properties at their original cost. Our leases under the master operating lease facilities qualify for operating lease accounting treatment under SFAS No. 13, Accounting for Leases, and, as such, the buildings, and the debt incurred to construct them, are not included on our balance sheet. The cost of these buildings and the debt incurred to construct them of $82.7 million were not recorded on our balance sheet as of December 29, 2001. See Notes 7 and 11 to the consolidated financial statements for further discussion of the Receivables Facility and the master operating lease facilities.

         BUSINESS COMBINATIONS

         On October 16, 2001, we acquired all of the outstanding stock of Fresh Express. Based in Salinas, California, Fresh Express sells packaged, ready-to-eat salads under its "Fresh Express" label. With five processing facilities located throughout the United States, Fresh Express processes, packages and distributes its products nationwide to food retailers such as Albertson's, Kroger, Safeway and Wal-Mart, as well as to foodservice distributors and operators and quick-service restaurants such as Taco Bell. We believe that our acquisition of Fresh Express will allow us to increase our sales of fresh-cut produce through continued product innovation, expanded geographic coverage, expanded customer relationships and enhanced purchasing leverage. We paid approximately $296.4 million, net of cash acquired, for Fresh Express. In addition, in connection with the acquisition of Fresh Express, we entered into an earnout agreement whereby we will be required to pay the former shareholders of Fresh Express up to $10.0 million in cash if Fresh Express achieves certain operating targets during a three-year period following the acquisition.

         On September 10, 2001, we acquired all the outstanding common stock of Springfield Foodservice Corporation, a privately owned broadline foodservice distributor based in Springfield, Massachusetts. Springfield provides products and services to traditional foodservice accounts in a region covering New England and portions of New York State. We believe that our acquisition of Springfield will allow us to develop a contiguous Northeast market by connecting the regions served by two of our other subsidiaries with the regions served by Springfield, and adds a distributor with a history of growth in a densely populated market. We paid approximately $80.7 million for Springfield, consisting of approximately $41.0 million in cash and approximately 1.3 million shares of our common stock valued at $31.30 per share. In addition, in connection with the acquisition, we entered into an earnout agreement whereby we will be required to pay a former shareholder of Springfield up to $3.9 million as additional purchase price over a three-year period if Springfield achieves certain operating targets, payable in cash and shares of our common stock.

         On April 2, 2001, we acquired all of the outstanding stock of Empire Seafood, a privately owned distributor and processor of seafood. Based in Miami, Florida, Empire Seafood processes, markets and distributes a broad array of seafood directly to cruise lines, independent restaurants and other foodservice operators, primarily in Florida. We paid approximately $75.0 million for Empire Seafood, consisting of approximately $54.3 million in cash, net of cash acquired, and approximately 803,000 shares of our common stock, valued at $24.42 per share. In addition, in connection with the acquisition, we entered into an earnout agreement whereby we will be required to pay certain former shareholders of Empire Seafood up to $7.5 million as additional purchase price over a three-year period if Empire Seafood achieves certain operating targets, payable in cash and shares of our common stock.

         Also in 2001, we paid a total of approximately $3.8 million in cash and issued approximately 15,000 shares of our common stock for the acquisition of other businesses in 2001 and to the former shareholders of Carroll County, State Hotel and AFFLINK, which were acquired in 2000, 1999 and 1998, respectively, as a result of certain contractual obligations in the purchase agreements related to those acquisitions.

         On December 13, 2000, we acquired the capital stock of Redi-Cut, a privately owned fresh-cut produce processor with facilities in Franklin Park, Illinois, a suburb of Chicago, and Kansas City, Missouri. Redi-Cut provides fresh-cut produce mainly to third-party distributors for resale primarily to national quick-service restaurants and other sectors of the "food-away-from-home" industry. On August 4, 2000, we acquired the common stock of Carroll County, a privately owned, broadline foodservice distributor based in New Windsor, Maryland. Carroll County provides products and services to traditional foodservice accounts in a region that includes Baltimore, Maryland and Washington, D.C. In 2000, we paid a total of approximately $124.2 million, net of cash acquired, and issued a total of approximately 1.3 million shares of our common stock for the acquisitions of Redi-Cut and Carroll County and to the former shareholders of Dixon and AFFLINK which were acquired in 1999 and 1998, respectively, as a result of certain contractual obligations in the purchase agreements related to those acquisitions. In connection with the Carroll County acquisition, we entered into an earnout agreement whereby we are required to pay the former shareholders of Carroll County up to $3.8 million in additional cash or shares of our common stock if Carroll County achieves certain operating targets during a four-year period following the acquisition.

         On December 13, 1999, our subsidiary, Virginia Foodservice Group, Inc., acquired certain net assets of Nesson Meat Sales, a privately owned meat processor based in Norfolk, Virginia. Nesson supplies Certified Angus Beef and other custom-cut meats to restaurants and other foodservice operations in the mid-Atlantic region. On August 31, 1999, our subsidiary, AFI Foodservice Distributors, Inc., acquired certain net assets of State Hotel, a privately owned meat processor based in Newark, New Jersey. State Hotel provides Certified Angus Beef and other custom-cut meats to restaurants and other food service operations in New York City and the surrounding region. On August 28, 1999, we acquired the common stock of Dixon , an Atlanta-based privately owned processor of fresh-cut produce. Dixon has operations in the southeastern and midwestern United States. Its operations have been combined with our subsidiary Fresh Advantage, Inc.

         On February 26, 1999, we completed a merger with NorthCenter, in which NorthCenter became our wholly owned subsidiary. NorthCenter was a privately owned foodservice distributor based in Augusta, Maine, and had 1998 net sales of approximately $98 million. The merger was accounted for as a pooling-of-interests and resulted in the issuance of approximately 1.7 million shares of our common stock in exchange for all of the outstanding stock of NorthCenter. Accordingly, our consolidated financial statements for periods prior to the merger have been restated to include the accounts and results of operations of NorthCenter.

CRITICAL ACCOUNTING POLICIES

         The increasing complexity of the business environment and applicable authoritative accounting guidance requires us to closely monitor our accounting policies. We have identified the following five critical accounting policies:

         Accounting for Business Combinations. Our goodwill and other intangible assets include the cost of acquired subsidiaries in excess of the fair value of the tangible net assets recorded in connection with acquisitions. We must exercise certain judgments and make estimates for business combinations. We have some discretion in determining the fair value of assets acquired and liabilities assumed, lives assigned to acquired intangibles, the resulting amortization period, what indicators will trigger an impairment, whether those indicators are other than temporary, what economic or competitive factors affect valuation, valuation methodology, and key assumptions including discount rates and cash flow estimates.

         As described below under "Recently Issued Accounting Pronouncements," the provisions of SFAS No. 142 require that goodwill no longer be amortized, and that goodwill and other intangible assets be tested for impairment upon adoption of this standard and at least annually thereafter. Therefore, beginning in 2002, we will no longer record amortization expense for goodwill and other intangible assets with indefinite lives. Instead, we will be required to perform an annual assessment of whether there is an indication that goodwill and any other intangible assets are impaired. Based on our assessment as of December 29, 2001, we do not expect to record any transitional impairment loss as a result of the adoption of SFAS No. 142. Thereafter, in connection with our annual evaluation, we would be required to record impairment losses on goodwill and other intangible assets when events and circumstances indicate that those assets have been impaired, by examining the fair value of the reporting units which include the businesses whose acquisitions gave rise to the goodwill or other intangible assets. As of December 29, 2001, our unamortized goodwill was approximately $425.2 million.

         Accounting for Off Balance Sheet Financing Activities. We have two sources of funding which could generally be described as off balance sheet financing activities - the Receivables Facility and our master operating lease facilities, described above. The sale of the undivided interest in our accounts receivable qualifies for sale treatment under generally accepted accounting principles; therefore, these receivables have been removed from our balance sheet. We measure the Residual Interest in the undivided interest in receivables sold under our Receivables Facility using the estimated discounted cash flows of the underlying accounts receivable based on estimated collections and a discount rate equivalent to our incremental borrowing rate. Our leases under the master operating lease facilities qualify for operating lease accounting treatment under SFAS No.13, Accounting for Leases, and, as such, the buildings, and the debt incurred to construct them, are not included on our balance sheet. Accounting policies related to the Receivables Facility and the master operating lease facilities are among topics currently under reexamination by the Financial Accounting Standards Board, or FASB, and regulators.

         Allowance For Doubtful Accounts. We evaluate the collectibility of our accounts receivable on a case-by-case basis, and make adjustments to the bad debt reserve for expected losses. We consider such things as ability to pay, bankruptcy, credit ratings and payment history. We generally estimate reserves for bad debts based on historical experience and past due status of the accounts.

         Inventories. We record inventories at the lower of cost or market, cost being determined primarily on the first-in, first-out method. Reserves for slow moving and obsolete inventories are provided based on historical experience and current product demand. We evaluate the adequacy of these reserves quarterly.

         Income Tax Matters. At December 29, 2001, we had approximately $3.1 million of net operating loss carryforwards for federal and state income tax purposes that expire in years 2010 through 2021. We had approximately $584,000 of state income tax credit carryforwards, which expire in 2005. The realization of these deferred tax assets is dependent upon future taxable income. Based upon recent levels of taxable income, we expect that our deferred tax assets will be fully realized.

         Other significant accounting policies in addition to those discussed above, are nevertheless important to an understanding of the financial statements. See Note 2, Summary of Significant Accounting Policies, which discusses accounting policies that must be selected by management when there are acceptable alternatives.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 2001, the FASB issued SFAS No. 141, Business Combinations. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method and specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. We adopted SFAS No. 141 in the third quarter of 2001 for our acquisitions of Springfield and Fresh Express.

         Also in June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. The provisions of SFAS No. 142 require that goodwill no longer be amortized, and that goodwill and other intangible assets be tested for impairment upon adoption of the standard and at least annually thereafter. We will be required to adopt the provisions of SFAS No. 142 at the beginning of 2002, except for goodwill and other intangible assets acquired in the Fresh Express and Springfield acquisitions, for which the provisions of this standard were effective at the acquisition dates. After full adoption of the provisions of this standard at the beginning of 2002, we will no longer record amortization expense for goodwill and any other intangible assets with indefinite lives. We are also required to perform an assessment of whether there is an indication that goodwill and other intangible assets are impaired as of the beginning of 2002. If applicable, any transitional impairment loss would be recognized as a cumulative effect of a change in accounting principle in our consolidated statement of earnings in 2002. We do not expect to record any transitional impairment loss as a result of the adoption of SFAS No. 142. The provisions of SFAS No. 142 also require us to evaluate our existing goodwill and other intangible assets that were acquired in purchase business combinations, and to make any necessary reclassifications in order to conform to the new classification criteria in SFAS No. 141 for recognition apart from goodwill. As of December 29, 2001, our unamortized goodwill was approximately $425.2 million. Amortization expense related to goodwill was approximately $6.6 million and $3.1 million for 2001 and 2000, respectively.

         In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. We will be required to adopt the provisions of SFAS No. 143 at the beginning of 2003. In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We will be required to adopt the provisions of SFAS No. 144 at the beginning of 2002. We do not expect the adoption of SFAS No. 143 and SFAS No. 144 to have a material effect on our financial condition or results of operations.

         Effective January 1,2001, we adopted the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The adoption of this standard did not have a material effect on our financial condition or results of operations.

QUARTERLY RESULTS AND SEASONALITY

         Set forth below is certain summary information with respect to our operations for the most recent eight fiscal quarters. All of the fiscal quarters set forth below had 13 weeks. Historically, the restaurant and foodservice business is seasonal, with lower sales in the first quarter. Consequently, we may experience lower net sales during the first quarter, depending on the timing of any acquisitions. Management believes our quarterly net sales will continue to be impacted by the seasonality of the restaurant business. The first three quarters of 2001 and the last three quarters of 2000 have been restated to reflect the effects of the corrections of the accounting errors announced in March 2002. For further discussion of these accounting errors, refer to the "Introduction" section of this discussion.

                                                      2001
                                     (In thousands, except per share amounts)
                              ----------------------------------------------------
                                 1st            1st           2nd           2nd           3rd            3rd          4th
                                Quarter       Quarter       Quarter       Quarter       Quarter        Quarter      Quarter
                                  As                           As                          As
                               Previously                  Previously                   Previously
                               Reported      Restated      Reported       Restated      Reported       Restated
                              -----------    ---------   ------------    ---------    -----------     ----------    ----------
Net sales...................  $   723,475  $   723,475  $      794,822  $   794,822  $     798,807  $    798,807      920,144
Gross profit................       95,375       93,597         108,616      108,456        110,897       108,210      146,857
Operating profit............       11,786       10,008          20,170       20,010         22,954        20,267       25,700
Earnings before income
taxes.......................       10,160        8,382          17,535       17,375         20,841        18,154       21,384
Net earnings................        6,299        5,197          10,872       10,773         12,921        11,255       13,258
Basic net earnings per
  common share..............         0.18         0.15            0.30         0.29           0.35          0.30         0.31
Diluted net earnings per
  common share..............         0.17         0.14            0.29         0.28           0.34          0.29         0.30



                                                       2000
                                    (In thousands, except per share amounts)
                              ----------------------------------------------------
                                 1st           2nd          2nd             3rd           3rd           4th            4th
                                Quarter       Quarter      Quarter        Quarter       Quarter        Quarter       Quarter
                                                As                           As                          As
                                            Previously                   Previously                  Previously
                                             Reported      Restated       Reported      Restated      Reported      Restated
                              -----------    ---------   ------------    ---------    -----------     ----------    ----------
Net sales...................  $579,750       $654,603    $  654,603      $ 693,127    $ 693,127       $ 677,988      677,988
Gross profit................    77,409         86,979        86,628         93,223       91,936          94,580       95,101
Operating profit............     7,564         12,388        12,037         15,139       13,852          14,924       15,445
Earnings before income
taxes.......................     6,244         10,860        10,509         13,433       12,146          12,819       13,340
Net earnings................     3,871          6,733         6,516          8,329        7,530           7,948        8,271
Basic net earnings per
  common share..............      0.14           0.24          0.24           0.30         0.27            0.27         0.28
Diluted net earnings per
  common share..............      0.13           0.23          0.23           0.28         0.26            0.25         0.26


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Our primary market risks are related to fluctuations in interest rates and changes in commodity prices. Our primary interest rate risk is from changing interest rates related to our outstanding debt. We currently manage this risk through a combination of fixed and floating rates on these obligations. As of December 29, 2001, our total debt consisted of fixed and floating rate debt of $253.8 million and $18.6 million, respectively. Substantially all of our floating rate debt is based on LIBOR. Because most of our debt at December 29, 2001 was at fixed interest rates, a 100 basis-point increase in market interest rates would not have a material effect on our 2001 results of operations or cash flows.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                                                        Page of Form 10-K
                                                                        -----------------
Financial Statements:
     Report of Independent Auditors........................................    F-1
     Consolidated Balance Sheets...........................................    F-2
     Consolidated Statements of Earnings...................................    F-3
     Consolidated Statements of Shareholders' Equity.......................    F-4
     Consolidated Statements of Cash Flows.................................    F-5
     Notes to Consolidated Financial Statements............................    F-6
     Financial Statement Schedules:
     Independent Auditors' Report on Financial Statement Schedule..........    S-1
     Schedule II - Valuation and Qualifying Accounts.......................    S-2



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

              None.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

              The Proxy Statement issued in connection with the shareholders' meeting to be held on May 15, 2002 contains under the caption "Proposal 1:
Election of Directors" information required by Item 10 of Form 10-K and is incorporated herein by reference. Pursuant to General Instruction G (3), certain information concerning our executive officers is included in Part I of this Form 10-K, under the caption "Executive Officers."

ITEM 11.      EXECUTIVE COMPENSATION.

              The Proxy Statement issued in connection with the shareholders' meeting to be held on May 15, 2002 contains under the caption "Executive Compensation" information required by Item 11 of Form 10-K and is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

              The Proxy Statement issued in connection with the shareholders' meeting to be held on May 15, 2002 contains under the captions "Security Ownership of Certain Beneficial Owners" and "Proposal 1: Election of Directors" information required by Item 12 of Form 10-K and is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

              The Proxy Statement issued in connection with the shareholders' meeting to be held on May 15, 2002 contains under the caption "Certain Transactions" information required by Item 13 of Form 10-K and is incorporated herein by reference.

                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)          1.  Financial Statements.  See index to Financial Statements above.

             2. Financial Statement Schedules. See index to Financial Statement Schedules above.

             3.  Exhibits:



Exhibit
Number                                       Description
------                                       -----------
A.            INCORPORATED BY REFERENCE TO OUR REGISTRATION STATEMENT ON FORM
              S-1 (NO. 33-64930)

3.2           Restated Bylaws of Registrant.

4.1           Specimen Common Stock certificate.

4.2           Article 5 of the Registrant's Restated Charter (included in
              Exhibit 3.1).

4.3           Article 6 of the Registrant's Restated Bylaws (included in Exhibit
              3.2).

10.1 Loan Agreement dated July 7, 1988, as amended by various amendments thereto, by and between the Pocahontas Food Group, Inc., Employee Savings and Stock Ownership Trust, Sovran
              Bank/Central South, Trustee, Pocahontas Food Group, Inc., and
              Third National Bank, Nashville, Tennessee.

10.2          Guaranty Agreement dated July 7, 1988 by and between Pocahontas
              Food Group, Inc. and Third National Bank, Nashville, Tennessee.

10.3          1989 Non-Qualified Stock Option Plan.


10.4          1993 Outside Directors' Stock Option Plan.


10.5          Performance Food Group Employee Savings and Stock Ownership Plan.


10.6          Trust Agreement for Performance Food Group Employee Savings and
              Stock Ownership Plan.

10.7          Form of Pocahontas Food Group, Inc. Executive Deferred
              Compensation Plan.

10.8          Form of Indemnification Agreement.

10.9          Pledge Agreement dated March 31, 1993 by and between Hunter C.
              Sledd, Jr. and Pocahontas Foods, USA, Inc.


B.            INCORPORATED BY REFERENCE TO OUR ANNUAL REPORT ON FORM 10-K FOR
              THE FISCAL YEAR ENDED JANUARY 1, 1994:

10.10         First Amendment to the Trust Agreement for Pocahontas Food Group,
              Inc. Employee Savings and Stock Ownership Plan.

10.11         Performance Food Group Employee Stock Purchase Plan.


C.            INCORPORATED BY REFERENCE TO OUR QUARTERLY REPORT ON FORM 10-Q FOR
              THE QUARTER ENDED APRIL 2, 1994:



10.12         Amendment to Loan Agreement dated March 4, 1994 by and among
              Performance Food Group Company Employee Savings and Stock
              Ownership Plan, First Tennessee Bank. N.A., Performance Food Group
              Company and Third National Bank, Nashville, Tennessee.

D.            INCORPORATED BY REFERENCE TO OUR REPORT ON FORM 8-K DATED JANUARY
              3, 1995:

10.13         Second Amendment to Loan Agreement dated January 3, 1995 between
              Performance Food Group Company Employee Savings and Stock
              Ownership Trust, First Tennessee Bank, N.A. as trustee,
              Performance Food Group Company and Third National Bank, Nashville,
              Tennessee.

E.            INCORPORATED BY REFERENCE TO OUR ANNUAL REPORT ON FORM 10-K FOR
              THE FISCAL YEAR ENDED DECEMBER 28, 1996:

10.14         Performance Food Group Company Employee Savings and Stock
              Ownership Plan Savings Trust.



Exhibit
Number                              Description
------                              -----------
F.            INCORPORATED BY REFERENCE TO OUR REPORT ON FORM 8-K DATED MAY 20,
              1997:

10.15         Rights Agreement dated as of May 16, 1997 between Performance Food
              Group Company and First Union National Bank of North Carolina, as
              Rights Agent.

G.            INCORPORATED BY REFERENCE TO OUR QUARTERLY REPORT ON FORM 10-Q FOR
              THE QUARTER ENDED SEPTEMBER 27, 1997:

10.16         Participation Agreement dated as of August 29, 1997 among
              Performance Food Group Company, First Security Bank National
              Association and First Union National Bank (as agent for the
              Lenders and Holders).

10.17         Lease Agreement dated as of August 29, 1997 between First Security
              Bank National Association and Performance Food Group Company.

H.            INCORPORATED BY REFERENCE TO OUR ANNUAL REPORT ON FORM 10-K FOR
              THE FISCAL YEAR ENDED DECEMBER 27, 1997:

10.18         Form of Change in Control Agreement dated October 29, 1997 with
              Blake P. Auchmoody, John D. Austin, Roger L. Boeve, John R. Crown,
              C. Michael Gray, Thomas Hoffman, Mark H. Johnson, Kenneth Peters,
              Robert C. Sledd and David W. Sober.

10.19 Form of Change in Control Agreement dated October 27, 1997 with certain key executives.


I.            INCORPORATED BY REFERENCE TO OUR QUARTERLY REPORT ON FORM 10-Q FOR
              THE QUARTER ENDED JUNE 27, 1998:

10.20         Form of Note Purchase Agreement dated as of May 8, 1998 for 6.77%
              Senior Notes due May 8, 2010.


J.            INCORPORATED BY REFERENCE TO OUR ANNUAL REPORT ON FORM 10-K FOR
              THE FISCAL YEAR ENDED JANUARY 2, 1999:

10.21         Performance Food Group Company Executive Deferred Compensation
              Plan.

K.            INCORPORATED BY REFERENCE TO OUR QUARTERLY REPORT ON FORM 10-Q FOR
              THE QUARTER ENDED APRIL 3, 1999:

10.22         Letter of Credit and Reimbursement Agreement by and among KMB
              Produce, Inc. and First Union National Bank, dated as of March 1,
              1999.

10.23         Guaranty Agreement by and among Performance Food Group Company and
              First Union National Bank, dated as of March 1, 1999.

L.            INCORPORATED BY REFERENCE TO OUR QUARTERLY REPORT ON FORM 10-Q FOR
              THE QUARTER ENDED OCTOBER 2, 1999:

10.24         First Amendment to Certain Operative Agreements dated August 31,
              1999.


M.            INCORPORATED BY REFERENCE TO OUR QUARTERLY REPORT ON FORM 10-Q FOR
              THE QUARTER ENDED JULY 1, 2000:

10.25 Participation Agreement dated as of June 9, 2000 for the $60 million master operating lease agreement.

10.26 Lease Agreement dated as of June 9, 2000 for the $60 million master operating lease agreement.


N.            INCORPORATED BY REFERENCE TO OUR REPORT ON FORM 8-K DATED NOVEMBER
              27, 2000:

2.1           Stock and Membership Interest Purchase Agreement, dated as of
              October 30, 2000 by and among the stockholders of Redi-Cut Foods, Inc., the members of Kansas City Salad, L.L.C., the members of K.C. Salad Real Estate, L.L.C., Performance Food Group Company and
              K.C. Salad Holdings, Inc. (Pursuant to Item 601(b)(2) of
              Regulation S-K, the schedules of this agreement are omitted, but will be provided supplementally to the Securities and Exchange
              Commission upon request.)




Exhibit
Number                                      Description
------                                      -----------
10.27         Amendment No. 1 to Rights Agreement dated June 30, 1999 between
              Performance Food Group Company and American Stock Transfer Trust
              Company, as subsequent Rights Agent.

10.28 Amendment No. 2 to Rights Agreement dated November 22, 2000 between Performance Food Group Company and American Stock Transfer
              Trust Company, as subsequent Rights Agent.

O.            INCORPORATED BY REFERENCE TO OUR ANNUAL REPORT ON FORM 10-K FOR
              THE FISCAL YEAR ENDED DECEMBER 30, 2000:

10.29         First Amendment to Certain Operative Agreements dated as of
              December 13, 2000.

10.30         Second Amendment to Certain Operative Agreements dated as of
              December 13, 2000.


P.            INCORPORATED BY REFERENCE TO OUR QUARTERLY REPORT ON FORM 10-Q FOR
              THE QUARTER ENDED MARCH 31, 2001:

10.31 Third Amendment to Certain Operative Agreements and consent dated as of March 6, 2001.

10.32         Trust Indenture between Fresh Advantage, Inc. and First Union
              National Bank dated as of February 1, 2001.

10.33 Confirmation of Guaranty between Performance Food Group Company and First Union National Bank dated as of February 1, 2001.

10.34         Amendment No. 1 of Irrevocable Letter of Credit with First Union
              National Bank dated as of February 1, 2001.


Q.            INCORPORATED BY REFERENCE TO OUR REGISTRATION STATEMENT ON FORM
              S-4 (NO 333-61612)

3.1           Restated Charter of Registrant


R.            INCORPORATED BY REFERENCE TO OUR QUARTERLY REPORT ON FORM 10-Q FOR
              THE QUARTER ENDED JUNE 30, 2001:

10.35 Second Amendment to Certain Operative Agreements and Consent dated as of April 27, 2001.

10.36         Receivables Purchase Agreement dated July 3, 2001, by and among
              PFG Receivables Corporation, as Seller, - Performance Food Group
              Company, as Servicer, Jupiter Securitization Corporation and Bank
              One, NA as Agent. (Schedules and other exhibits are omitted from this filing, but the Registrant will furnish supplemental copies of the omitted material to the Securities and Exchange Commission upon request.)

S.            INCORPORATED BY REFERENCE TO OUR REPORT ON FORM 8-K DATED
              SEPTEMBER 10, 2001:

2.2 Agreement and Plan of Merger, dated as of August 9, 2001, by and among Fresh International Corp., Performance Food Group Company and PFGC Acquisition, Inc. (Pursuant to Item 601(b)(2) of
              Regulation S-K, the schedules of this agreement are omitted, but will be provided supplementally to the Securities and Exchange
              Commission upon request.)

T.            INCORPORATED BY REFERENCE TO OUR REPORT ON FORM 8-K/A DATED
              OCTOBER 15, 2001:

10.37 Indenture to be entered into, dated as of October 16, 2001, between Performance Food Group Company and Bank One Trust Company,
              N.A.

10.38 First Supplemental Indenture to be entered into, dated as of October, 16, 2001, between Performance Food Group company and Bank
              One Trust Company, N.A.




Exhibit
Number                                    Description
------                                    -----------
U.            INCORPORATED BY REFERENCE TO OUR REPORT ON FORM 8-K/A DATED
              NOVEMBER 2, 2001:

10.39 Credit Agreement dated as of October 16, 2001, by and among Performance Food Group Company, as Borrower, the Lenders referred to therein, First Union National Bank, as Administrative Agent, and Merrill Lynch Capital Corporation as Syndication Agent.

10.40 Guaranty Agreement dated as of October 16, 2001, among certain subsidiaries of Performance Food Group Company in favor of First
              Union National Bank, as Administrative Agent.

V.            FILED HEREWITH:

10.41 First Amendment to Credit Agreement dated as of December 18, 2001, among Performance Food Group Company, the lenders party thereto and First Union National Bank.

10.42         1993 Employee Stock Incentive Plan (restated electronically for
              SEC filing purposes only)


12            Schedule of Earnings to Fixed Charges.


21            List of Subsidiaries.


23.1          Consent of Independent Auditors.


(b)           Report on Form 8-K:

              We filed a Form 8-K/A on October 15, 2001 and November 2, 2001, during the quarter ended December 29, 2001, to report our acquisition of Fresh Express. Both reports contained unaudited pro forma condensed consolidated financial statements reflecting our acquisition of Fresh Express and the issuance of common stock and Convertible Notes.

                                   SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 2002.

                         PERFORMANCE FOOD GROUP COMPANY

                            By: /s/ C. Michael Gray
                               --------------------
                                    C. Michael Gray
                                    President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.




       SIGNATURE                                   TITLE                                      DATE
       ---------                                   -----                                      ----
  /s/ C. Michael Gray                     President, Chief Executive Officer and          March 28, 2002
  -------------------                     Director (Principal Executive Officer)
  C. Michael Gray

  /s/ Roger L. Boeve                      Executive Vice President and Chief              March 28, 2002
  ------------------                      Financial Officer (Principal Financial
  Roger L. Boeve                          Officer and Principal Accounting
                                          Officer)

  /s/ Robert C. Sledd                     Chairman and Director                           March 28, 2002
  -------------------
  Robert C. Sledd

  /s/ Charles E. Adair                    Director                                        March 28, 2002
  --------------------
  Charles E. Adair

  /s/ Fred C. Goad, Jr.                   Director                                        March 28, 2002
  ---------------------
  Fred C. Goad, Jr.

  /s/ Timothy M. Graven                   Director                                        March 28, 2002
  ---------------------
  Timothy M. Graven

  /s/ H. Allen Ryan                       Director                                        March 28, 2002
  -----------------
  H. Allen Ryan

  /s/ John E. Stokely                     Director                                        March 28, 2002
  -------------------
  John E. Stokely

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Performance Food Group Company:

We have audited the accompanying consolidated balance sheets of Performance Food Group Company and subsidiaries (the "Company") as of December 29, 2001 and December 30, 2000, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the fiscal years in the three-year period ended December 29, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Performance Food Group Company and subsidiaries as of December 29, 2001 and December 30, 2000, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended December 29, 2001, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, the accompanying consolidated balance sheet as of December 30, 2000 and the related consolidated statements of earnings, shareholders' equity and cash flows for the fiscal year then ended have been restated.

As discussed in Note 16 to the consolidated financial statements, effective July 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and certain provisions of SFAS No. 142, Goodwill and Other Intangible Assets, as required for goodwill and intangible assets resulting from business combinations consummated after June 30, 2001.

                                                                    /s/ KPMG LLP

Richmond, Virginia
March 26, 2002

CONSOLIDATED BALANCE SHEETS


(Dollar amounts in thousands, except per share amounts)                                           2001            2000
-------------------------------------------------------                                       -----------     ------------
                                                                                                               (Restated)
ASSETS
Current assets:
      Cash and cash equivalents                                                              $     68,274    $      18,530
      Trade accounts and notes receivable, net, including retained
        interest in securitized receivables                                                       140,851          167,814
      Inventories                                                                                 176,245          123,586
      Prepaid expenses and other current assets                                                    11,406            4,364
      Income taxes receivable                                                                      12,181                -
      Deferred income taxes                                                                         8,832           10,332
             Total current assets                                                                 417,789          324,626

Property, plant and equipment, net                                                                247,197          143,142
Goodwill, net of accumulated amortization of $15,625 and $9,025                                   425,186          234,421
Other intangible assets, net of accumulated amortization of $6,950 and $2,840                     179,126            4,890
Other assets                                                                                        8,493            3,192
             Total assets                                                                    $  1,277,791    $     710,271

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Outstanding checks in excess of deposits                                               $     50,996    $      36,724
      Current installments of long-term debt                                                        1,879            1,966
      Trade accounts payable                                                                      183,457          133,285
      Accrued expenses                                                                            111,702           49,769
      Income taxes payable                                                                              -            7,310
             Total current liabilities                                                            348,034          229,054
Long-term debt, excluding current installments                                                    270,594          114,492
Deferred income taxes                                                                              50,966            9,701
             Total liabilities                                                                    669,594          353,247

Shareholders' equity
      Preferred stock, $.01 par value; 5,000,000 shares authorized,
        no shares issued, preferences to be defined when issued                                         -                -
      Common stock, $.01 par value; 100,000,000 shares authorized,
        43,768,462 and 35,480,336 shares issued and outstanding                                       438              355
      Additional paid-in capital                                                                  453,419          243,408
      Retained earnings                                                                           155,528          115,045
      Loan to leveraged employee stock ownership plan                                              (1,188)          (1,784)
             Total shareholders' equity                                                           608,197          357,024

Commitments and contingencies
             Total liabilities and shareholders' equity                                      $  1,277,791    $     710,271


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF EARNINGS


(In thousands, except per share amounts)                                    2001               2000              1999
----------------------------------------                               -------------       -----------      -------------
                                                                                            (Restated)
Net sales                                                             $    3,237,248      $  2,605,468     $    2,055,598
Cost of goods sold                                                         2,780,128         2,254,394          1,773,632

     Gross profit                                                            457,120           351,074            281,966
Operating expenses                                                           381,135           302,176            242,625

     Operating profit                                                         75,985            48,898             39,341

Other income (expense):
     Interest expense                                                         (8,807)           (6,593)            (5,388)
     Loss on sale of receivables                                              (1,445)                -                  -
     Nonrecurring merger expenses                                                  -                 -             (3,812)
     Gain on sale of investment                                                    -                 -                768
     Other, net                                                                 (438)              (66)               342

        Other expense, net                                                   (10,690)           (6,659)            (8,090)

        Earnings before income taxes                                          65,295            42,239             31,251
Income tax expense                                                            24,812            16,051             12,000
        Net earnings                                                  $       40,483      $     26,188     $       19,251

Weighted average common shares outstanding                                    37,957            28,336             27,544
Basic net earnings per common share                                   $         1.07      $       0.92     $         0.70
Weighted average common shares and dilutive
     potential common shares outstanding                                      39,328            29,539             28,437
Diluted net earnings per common share                                 $         1.03      $       0.89     $         0.68


  See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                          Additional               Loan to        Total
                                                   Common Stock            paid-in    Retained    leveraged   shareholders'
(Dollar amounts in thousands)                   Shares         Amount      capital    earnings       ESOP        equity
-----------------------------                   ----------     ------      -------    --------    ------        -------
Balance at January 2, 1999                      26,917,546     $  270   $   89,053 $   70,631   $ (2,869)    $  157,085
    Issuance of shares for acquisitions            607,856          6        8,504          -          -          8,510
    Employee stock option, incentive
        and purchase plans and related
        income tax benefits                        698,900          6        4,983          -          -          4,989
    Principal payments on loan to
        leveraged ESOP                                   -          -            -          -        534            534
    Distributions of pooled company                      -          -            -     (1,025)         -         (1,025)
    Net earnings                                         -          -            -     19,251          -         19,251

Balance at January 1, 2000                      28,224,302        282      102,540     88,857     (2,335)       189,344

    Proceeds from offering of common stock       6,440,000         64      124,333          -          -        124,397
    Issuance of shares for acquisitions          1,274,688         13       23,353          -          -         23,366
    Repurchases of common stock                   (958,600)       (10)     (11,897)         -          -        (11,907)
    Employee stock option, incentive
        and purchase plans and related
        income tax benefits                        499,946          6        5,079          -          -          5,085
    Principal payments on loan to
        leveraged ESOP                                   -          -            -          -        551            551
    Net earnings, restated                               -          -            -     26,188          -         26,188

Balance at December 30, 2000, restated          35,480,336        355      243,408    115,045     (1,784)       357,024

    Proceeds from offering of common stock       5,750,000         58      143,333          -          -        143,391
    Issuance of shares for acquisitions          2,087,338         21       59,726          -          -         59,747
    Employee stock option, incentive
        and purchase plans and related
        income tax benefits                        450,788          4        6,952          -          -          6,956
    Principal payments on loan to
        leveraged ESOP                                   -          -            -          -        596            596
    Net earnings                                         -          -            -     40,483          -         40,483
    Balance at December 29, 2001                43,768,462     $  438   $  453,419 $  155,528   $ (1,188 )   $  608,197



               See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS


    (Dollar amounts in thousands)                                              2001              2000                1999
    -----------------------------                                            ---------        ------------         --------
                                                                                               (Restated)
Cash flows from operating activities:
    Net earnings                                                            $   40,483      $       26,188        $  19,251
    Adjustments to reconcile net earnings to net cash provided by operating activities:
        Depreciation                                                            21,716              13,879           11,081
        Amortization                                                            10,265               3,998            3,056
        Loss (gain) on disposal of property, plant and equipment                 1,140                 302              (32)
        Deferred income taxes                                                   13,239              (1,520)             226
        ESOP contributions applied to principal of ESOP debt                       596                 551              534
        Gain on sale of investment                                                   -                   -             (768)
        Changes in operating assets and liabilities, net of effects of companies acquired:
            Decrease (increase) in trade accounts and notes receivable, including proceeds received of $78.0 million from the sale of undivided interests in receivables under the

            receivables  purchase facility                                      92,077             (38,009)             213
            Increase in                                                        (21,543)            (11,112)         (15,519)
            inventories
            Decrease in prepaid expenses and other current assets                  470                 174                6
            Increase in trade accounts payable, net                              9,314               7,217           17,161
            Increase in accrued expenses                                         6,413               6,565            7,118
            Increase (decrease) in income taxes payable, net                    (8,949)              3,164            4,676
                                                                            ----------      --------------        ---------
            Net cash provided by operating activities                          165,221              11,397           47,003
                                                                            ----------      --------------        ---------

Cash flows used in investing activities, net of effects of companies acquired:

    Net cash paid for acquisitions                                            (395,439)           (124,193)         (18,066)
    Purchases of property, plant and equipment                                 (30,136)            (30,992)         (26,006)
    Proceeds from sale of property, plant and equipment                          3,160               1,382            1,061
    Decrease (increase) in intangibles and other assets                           (447)                110             (366)
    Proceeds from sale of investment                                                 -                   -            1,563
                                                                            ----------      --------------        ---------
            Net cash used in investing activities                             (422,862)           (153,693)         (41,814)
                                                                            ----------      --------------        ---------

Cash flows from financing activities:

    Increase (decrease) in outstanding checks in excess of deposits             12,093              22,398          (20,124)
    Net proceeds from (payments on) revolving credit facility                  (46,998)             12,004           13,317
    Proceeds from issuance of Industrial Revenue Bonds                               -               3,455            4,640
    Principal payments on long-term debt                                        (2,172)               (812)          (9,176)
    Proceeds from issuance of long-term debt                                   202,157                 600                -
    Debt issuance costs                                                         (8,042)                  -                -
    Proceeds from issuance of common stock                                     143,391             124,397                -
    Repurchases of common stock                                                      -             (11,907)               -
    Distributions of pooled company                                                  -                   -           (1,025)
    Employee stock option, incentive and purchase plans
       and related income tax benefits                                           6,956               5,085            4,989
        Net cash provided by (used in) financing activities                    307,385             155,220           (7,379)
Net increase (decrease) in cash and cash equivalents                            49,744              12,924           (2,190)
Cash and cash equivalents, beginning of year                                    18,530               5,606            7,796
                                                                            ----------      --------------        ---------
Cash and cash equivalents, end of year                                      $   68,274      $       18,530        $   5,606
                                                                            ==========      ==============        =========



See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 29, 2001 and December 30, 2000


1.       DESCRIPTION OF BUSINESS

         Performance Food Group Company and subsidiaries (the "Company") markets and distributes over 44,000 national and propriety brand food and non-food products to approximately 33,000 customers in the foodservice or "food-away-from-home" industry. In addition, the Company is a major processor of fresh-cut produce marketed and distributed to retail and foodservice customers. The Company services both of the major customer types in the foodservice industry: "street" foodservice customers, which include independent restaurants, hotels, cafeterias, schools, healthcare facilities and other institutional customers; and multi-unit, or "chain," customers, which include regional and national quick-service and casual-dining restaurants.

         The Company services these customers through three operating segments: broadline foodservice distribution ("Broadline"); customized foodservice distribution ("Customized"); and fresh-cut produce processing ("Fresh-cut"). Broadline markets and distributes more than 39,000 national and proprietary brand food and non-food products to a total of approximately 32,000 street and chain customers. Broadline consists of 14 operating locations that design their own product mix, distribution routes and delivery schedules to accommodate the needs of a large number of street and chain customers whose individual purchases vary in size. Customized focuses on serving casual-dining chain restaurants. These customers generally prefer a centralized point of contact that facilitates item and menu changes, tailored distribution routing and customer service. The Customized distribution network distributes nationwide and internationally from five distribution facilities. Fresh-cut purchases, processes, packages and distributes a variety of packaged, ready-to-eat salads and other fresh-cut produce to food retailers and to third-party distributors for resale primarily to quick-service restaurants located throughout the United States. Fresh-cut operations are conducted at nine processing facilities.

         The Company uses a 52/53-week fiscal year ending on the Saturday closest to December 31. The fiscal years ended December 29, 2001, December 30, 2000 and January 1, 2000 are referred to herein as 2001, 2000 and 1999, respectively. All share and per-share data has been adjusted to reflect the two-for-one common stock split that the Company paid on April 30, 2001. (See Note 10.)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (A)      PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Performance Food Group Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

         (B)      REVENUE RECOGNITION

         Sales are recognized upon the shipment of goods to the customer.

         (C)      CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid investments purchased with an original maturity of less than three months to be cash equivalents.

         (D)      ALLOWANCE FOR DOUBTFUL ACCOUNTS

         Trade accounts and notes receivable represent receivables from customers in the ordinary course of business. These amounts are recorded net of the allowance for doubtful accounts in the accompanying consolidated balance sheets. The allowance for doubtful accounts is based upon the expected collectibility of accounts receivable. At December 29, 2001 and December 30, 2000, allowances for doubtful accounts were $9.2 million and $4.8 million, respectively.

         (E)      INVENTORIES

         The Company values inventory at the lower of cost or market using both the first-in, first-out and last-in, first-out ("LIFO") methods. Approximately 6% of the Company's inventories are accounted for using the LIFO method. Inventories consist primarily of food and non-food products.

         (F)      PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment are stated at cost. Depreciation of property, plant and equipment is calculated primarily using the straight-line method over the estimated useful lives of the assets, which range from three to 39 years.

         When assets are retired or otherwise disposed of, the costs and related accumulated depreciation are removed from the accounts. The difference between the net book value of the asset and proceeds from disposition is recognized as a gain or loss. Routine maintenance and repairs are charged to expense as incurred, while costs of betterments and renewals are capitalized.

         (G)      INCOME TAXES

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

         (H)      GOODWILL AND OTHER INTANGIBLE ASSETS

         Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. Other intangible assets consist of trade names, non-compete agreements, customer lists, patents and debt issuance costs. In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, Goodwill and Other Intangible Assets. In accordance with SFAS No. 142, goodwill and other intangible assets with indefinite lives resulting from business combinations completed subsequent to June 30, 2001 have not been amortized. Goodwill and other intangible assets of the Company existing prior to June 30, 2001 are carried at cost less accumulated amortization. Amortization on those assets was computed using the straight-line method over the economic lives of the respective assets, generally five to 40 years. In 2002, SFAS No. 142 requires goodwill and other intangible assets with indefinite lives to be tested for impairment at least annually, and written off, if impaired, rather than being amortized as previous accounting standards required. The impact of the adoption of SFAS No. 142 is discussed in more detail in Note 16.

         (I)      NET EARNINGS PER COMMON SHARE

         Basic net earnings per common share ("EPS") is computed by dividing net income available to common shareholders (numerator) by the weighted-average number of common shares outstanding (denominator) during the year. Diluted EPS is calculated using the weighted-average number of common shares and dilutive potential common shares outstanding during the year. In computing diluted EPS, the average stock price for the year is used in determining the number of shares assumed to be repurchased upon the exercise of stock options. These stock options were issued under the stock option plans described in
         Note 14. Options to purchase approximately 898,000 shares were outstanding at December 29, 2001, but were not included in the computation of diluted shares for 2001, because the exercise prices of these options were greater than the average market price of common shares for 2001. The exercise price of these options ranged from $28.08 to $34.38. In October 2001, the Company issued $201.3 million aggregate principal amount of 5 1/2% convertible subordinated notes due in 2008 (the "Convertible Notes"). See Note 9 for further details on the Convertible Notes. For 2001, approximately 1.3 million common share equivalents, weighted for the portion of the year for which they were outstanding, and interest expense of approximately $1.6 million, net of taxes, associated with the Convertible Notes, were excluded from the calculation of diluted shares because of their antidilutive effect on EPS.

         (J)      STOCK-BASED COMPENSATION

         SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, companies to record compensation costs for stock-based compensation plans using a fair-value based method of accounting for employee stock options and similar equity instruments. The Company has elected to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock (see Note 14). The Company has adopted the disclosure requirements of SFAS No. 123.

         (K)      ACCOUNTING ESTIMATES

         The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported. The most significant estimates used by management are related to the accounting for the allowance for doubtful accounts, the retained interest in securitized receivables, inventory valuation allowances, goodwill and other intangible assets, depreciation and amortization, and tax liabilities. Actual results may differ from these estimates.

         (L)      FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying value of cash and cash equivalents, trade accounts and notes receivable, outstanding checks in excess of deposits, trade accounts payable and accrued expenses approximate their fair values due to the relatively short maturities of those instruments. The carrying value of the Company's floating-rate, long-term debt approximates fair value due to the variable nature of the interest rates charged on such borrowings. The Company's fixed-rate, long-term debt consists primarily of $201.3 million of Convertible Notes and $50.0 million of 6.77% Senior Notes (the "Senior Notes"). The fair value of the Convertible Notes is estimated at approximately $259.8 million at December 29, 2001, based on available market information. The Company estimates the fair value of its Senior Notes using a discounted cash flow analysis based on borrowing rates as of December 29, 2001 and December 30, 2000. At December 29, 2001 and December 30, 2000, the fair value of the Senior Notes is estimated to be approximately $51.4 million and $51.0 million, respectively.

         (M)      IMPAIRMENT OF LONG-LIVED ASSETS

         Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows generated by the individual operating location.

3.       CORRECTIONS OF ACCOUNTING ERRORS

         In March 2002, the Company announced that it had identified certain accounting errors at one of its operating subsidiaries in its broadline segment. The errors resulted primarily from the failure of the accounting staff at this subsidiary to properly reconcile its accounting records to supporting detail and their failure to appropriately account for intercompany transactions with a division of this subsidiary, which resulted in an understatement of cost of goods sold for the subsidiary. The effect of the correction of the errors was to reduce previously reported net income by $693,000 for 2000. The consolidated financial statements as of and for the year ended December 30, 2000 and notes thereto included in this annual report on Form 10-K have been restated to include the effects of the corrections of these errors, as follows:

                                                        2000                    2000
                                                   -------------              --------
                                                   As previously
(In thousands, except per share amounts)             reported                 Restated
---------------------------------------------    -----------------    ------------------
Net sales                                      $         2,605,468   $         2,605,468
Cost of goods sold                                       2,253,277             2,254,394
Gross profit                                               352,191               351,074
Operating profit                                            50,015                48,898
Earnings before income taxes                                43,356                42,239
Income tax expense                                          16,475                16,051
Net earnings                                                26,881                26,188
Basic earnings per common share                               0.95                  0.92
Diluted earnings per common share                             0.91                  0.89


         In light of the Company's identification of the accounting errors and its restatement of its financial condition, results of operations and cash flows for the year ended December 30, 2000 included in this annual report on Form 10-K and the restatement of previously reported results of operations for the first three quarters of 2001, the Company believed it was appropriate to obtain waivers of certain possible breaches of representations or warranties or failures to comply with covenants contained in the Receivables Facility, the revolving credit facility and the master operating lease facilities. The Company has obtained those waivers.

4.       CONCENTRATION OF SALES AND CREDIT RISK

         Two of the Company's customers, Outback Steakhouse, Inc. ("Outback") and Cracker Barrel Old Country Stores, Inc. ("Cracker Barrel"), account for a significant portion of the Company's consolidated net sales. Net sales to Outback accounted for approximately 15%, 16% and 16% of consolidated net sales for 2001, 2000 and 1999, respectively. Net sales to Cracker Barrel accounted for approximately 14%, 16% and 17% of consolidated net sales for 2001, 2000 and 1999, respectively. At December 29, 2001, amounts receivable from these two customers represented approximately 10% of accounts receivable.

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

5.       BUSINESS COMBINATIONS

         On October 16, 2001, the Company acquired all of the outstanding stock of Fresh International Corp. and its subsidiaries, collectively "Fresh Express." Based in Salinas, California, Fresh Express sells packaged, ready-to-eat salads under its "Fresh Express" label. With five processing facilities located throughout the United States, Fresh Express processes, packages and distributes its products nationwide to food retailers such as Albertson's, Kroger, Safeway and Wal-Mart, as well as to foodservice distributors and operators and quick-service restaurants such as Taco Bell. The Company believes that the acquisition of Fresh Express will allow the Company to increase its sales of fresh-cut produce through continued product innovation, expanded geographic coverage, expanded customer relationships and enhanced purchasing leverage. The Company paid approximately $296.4 million, net of cash acquired, for Fresh Express. In addition, in connection with the acquisition of Fresh Express, the Company entered into an earnout agreement whereby it will be required to pay the former shareholders of Fresh Express up to $10.0 million in cash if Fresh Express achieves certain operating targets during a three-year period following the acquisition.

         On September 10, 2001, the Company acquired all the outstanding common stock of Springfield Foodservice Corporation ("Springfield"), a privately owned broadline foodservice distributor based in Springfield, Massachusetts. Springfield provides products and services to traditional foodservice accounts in a region covering New England and portions of New York State. The Company believes that its acquisition of Springfield will allow it to develop a contiguous Northeast market by connecting the regions served by two of the Company's other subsidiaries with the regions served by Springfield, and adds a distributor with a history of growth in a densely populated market. The Company paid approximately $80.7 million for Springfield consisting of approximately $41.0 million in cash and issued approximately 1.3 million shares of its common stock valued at $31.30 per share. The value of the common shares issued was determined based on the lower of $31.30 or the average of the closing sales price of the Company's common stock on the Nasdaq stock market for 25 consecutive trading days ending three days prior to the closing date of the acquisition. In addition, in connection with the acquisition, the Company entered into an earnout agreement whereby it will be required to pay a former shareholder of Springfield up to $3.9 million as additional purchase price over a three-year period if Springfield achieves certain operating targets, payable in cash and shares of the Company's common stock.

         The following table summarizes the estimated fair value of the assets acquired and liabilities assumed in the Fresh Express and Springfield acquisitions at the dates of acquisition. The allocations of the excess purchase price of the Fresh Express and Springfield acquisitions are preliminary and subject to final adjustment.



                                                        Fresh Express           Springfield
(In thousands)                                       At October 16, 2001   At September 10, 2001
--------------                                       -------------------   ---------------------
Current assets                                          $     82,088            $     31,128
Property and equipment                                        96,973                   3,162
Intangible assets with indefinite lives:
     Goodwill                                                107,130                  60,741
     Trade name                                               49,500                       -
                                                        ------------            ------------
     Total  intangible  assets  with  indefinite             156,630                  60,741
                                                        ------------            ------------
     lives
Intangible assets with definite lives:
     Customer relationships                                   59,400                   3,716
     Non-compete agreements                                        -                     685
     Trade name                                                5,700                   7,519
                                                        ------------            ------------
     Total intangible assets with definite lives              65,100                  11,920
                                                        ------------            ------------
Other assets                                                   5,201                       -
                                                        ------------            ------------
     Total assets acquired                                   405,992                 106,951
                                                        ------------            ------------
Current liabilities                                          (70,563)                (20,005)
Long-term debt                                                (1,087)                 (1,189)
Deferred income taxes                                        (27,708)                 (5,021)
     Total liabilities assumed                               (99,358)                (26,215)
                                                        ------------            ------------
     Net assets acquired                                $    306,634            $     80,736
                                                        ============            ============


         Fresh Express' intangible assets with definite lives have a weighted-average useful life of approximately 21 years, composed of the following intangible assets and their respective weighted-average useful lives: customer relationships, 20 years and trade name, 30 years. Fresh Express' goodwill of $107.1 million was assigned to the fresh-cut segment and is not deductible for tax purposes.

         In connection with the acquisition of Fresh Express, the Company adopted a plan for integration of the business that included closure of certain Fresh Express facilities and consolidation of some administrative functions and offices. A reserve of $8.9 million was established to provide for certain costs of this plan. This accrual was recorded as a part of the allocation of the purchase price of Fresh Express. The accrual included $4.0 million for employee separation, $2.6 million for building exit costs, $1.1 million for building carrying costs and $1.2 million other costs, including professional and legal fees. In 2001, $739,000 of professional fees had been charged against the reserve.

         Springfield's intangible assets with definite lives have a weighted-average useful life of approximately 27 years, composed of the following intangible assets and their respective weighted-average useful lives: customer relationships, 15 years; non-compete agreements, five years; and trade name, 30 years. Springfield's goodwill of $60.7 million was assigned to the broadline segment and is not deductible for tax purposes.

         On April 2, 2001, the Company acquired all of the outstanding stock of Empire Seafood Holding Corp. and Empire Imports, Inc., collectively "Empire Seafood," a privately owned distributor and processor of seafood.

         Based in Miami, Florida, Empire Seafood processes, markets and distributes a broad array of seafood directly to cruise lines, independent restaurants and other foodservice operators, primarily in Florida. The Company paid approximately $75.0 million for Empire Seafood, consisting of approximately $54.3 million in cash, net of cash acquired, and issued approximately 803,000 shares of its common stock, valued at $24.42 per share. In addition, in connection with the acquisition, the Company entered into an earnout agreement whereby it will be required to pay certain former shareholders of Empire Seafood up to $7.5 million as additional purchase price over a three-year period if Empire Seafood achieves certain operating targets, payable in cash and shares of the Company's common stock. The acquisition of Empire Seafood was accounted for using the purchase method. The excess of the purchase price over the fair value of tangible net assets acquired was approximately $68.2 million and is being amortized on a straight-line basis over estimated lives ranging from five to 40 years. The allocation of the excess purchase price is preliminary and subject to final adjustment.

         Also in 2001, the Company paid a total of approximately $3.8 million in cash and issued approximately 15,000 shares of its common stock for the acquisition of other businesses in 2001 and to the former shareholders of Carroll County Foods, Inc. ("Carroll County"), State Hotel Supply Company, Inc. and AFFLINK Incorporated (formerly Affiliated Paper Companies, Inc., "AFFLINK"), which were acquired in 2000, 1999 and 1998 respectively, as a result of certain contractual obligations in the purchase agreements related to those acquisitions.

         On December 13, 2000, the Company acquired the common stock and membership interests of Redi-Cut Foods, Inc. and its affiliates, Kansas City Salad, L.L.C. and K.C. Salad Real Estate, L.L.C., collectively, "Redi-Cut," a privately owned processor of fresh-cut produce with facilities in Franklin Park, Illinois, a suburb of Chicago, and Kansas City, Missouri. Redi-Cut provides fresh-cut produce mainly to third-party distributors for resale primarily to quick-service restaurants and other sectors of the "food away from home" industry. On August 4, 2000, the Company acquired the common stock of Carroll County, a privately owned broadline foodservice distributor based in New Windsor, Maryland. Carroll County provides products and services to traditional foodservice accounts in a region that includes Baltimore, Maryland and Washington, D.C. In 2000, the Company paid a total of approximately $124.2 million, net of cash acquired, and issued a total of approximately 1.3 million shares of its common stock for the acquisitions of Redi-Cut and Carroll County and to the former shareholders of Dixon Tom-A-Toe Companies, Inc. ("Dixon") and AFFLINK, which were acquired in 1999 and 1998, respectively, as a result of certain contractual obligations in the purchase agreements related to those acquisitions. In connection with the Carroll County acquisition, the Company entered into an earnout agreement whereby it is required to pay the former shareholders of Carroll County up to approximately $3.8 million in additional cash or shares of the Company's common stock if Carroll County achieves certain operating targets during a four-year period following the acquisition. The acquisitions of Carroll County and Redi-Cut have been accounted for using the purchase method; therefore, the acquired assets and liabilities have been recorded at their estimated fair values at the dates of acquisition. The excess of the purchase price over the fair value of tangible net assets acquired in these acquisitions was approximately $132.1 million and is being amortized on a straight-line basis over estimated lives ranging from five to 40 years.

         The consolidated statements of earnings and cash flows reflect the results of the Fresh Express, Springfield, Empire Seafood, Redi-Cut and Carroll County acquisitions from the dates of acquisition through December 29, 2001. The unaudited consolidated results of operations on a pro forma basis as though these acquisitions had been consummated as of the beginning of 2000 are as follows:

               (In thousands, except per share amounts)                    2001                    2000
               ----------------------------------------              ---------------         ---------------
               Net sales                                            $      3,796,873        $      3,501,011
               Gross profit                                                  583,132                 518,957
               Net earnings                                                   52,878                  36,983
               Basic net earnings per common share                              1.21                    0.85
               Diluted net earnings per common share                            1.14                    0.83



         The pro forma results are presented for information purposes only and are not necessarily indicative of the results that would have occurred had these acquisitions been consummated as of the beginning of 2000. The above pro forma results include amortization expense of $4.3 million and $4.4 million for 2001 and 2000, respectively, related to the acquisitions of Empire Seafood, Redi-Cut and Carroll County that will not continue in future years as a result of the Company's adoption of SFAS No. 142.

6.       SUPPLEMENTAL CASH FLOW INFORMATION

         Supplemental disclosures of cash flow information for 2001, 2000, and 1999 are as follows:


(In thousands)                                  2001               2000             1999
--------------                              -----------         ----------       ---------
Cash paid during the year for:
       Interest                            $      9,424        $     6,648      $    5,323
                                           ============        ===========      ==========
       Income taxes                        $     15,169        $    12,278      $    7,126
                                           ============        ===========      ==========

Effects of companies acquired:
       Fair value of assets acquired            604,933        $   172,107          49,097
       Fair value of liabilities assumed       (149,747)           (24,548)        (22,521)
       Stock issued for acquisitions            (59,747)           (23,366)         (8,510)
                                           ------------        -----------      ----------
          Net cash paid for acquisitions   $    395,440        $   124,193      $   18,066
                                           ============        ===========      ==========


7.       ACCOUNTS RECEIVABLE

         In July 2001, the Company entered into a receivables purchase facility (the "Receivables Facility"), under which PFG Receivables Corporation, a wholly owned, special-purpose subsidiary of the Company, sold an undivided interest in certain of the Company's trade receivables. PFG Receivables Corporation was formed for the sole purpose of buying receivables generated by certain of the Company's operating units, and selling an undivided interest in those receivables to a financial institution. Under the Receivables Facility, the Company's operating units transfer a portion of their accounts receivable to PFG Receivables Corporation, which in turn, subject to certain conditions, may from time to time sell an undivided interest in these receivables to a financial institution. The Company's operating units continue to service the receivables on behalf of the financial institution at estimated market rates. Accordingly, the Company has not recognized a servicing asset or liability. The amount of the undivided interest in the receivables owned by the financial institution cannot exceed $90.0 million at any one time.

         The Company received approximately $78.0 million of proceeds from the sale of the undivided interest in receivables sold under the Receivables Facility in 2001. At December 29, 2001, securitized accounts receivable totaled approximately $116.0 million, which includes $78.0 million sold to a financial institution and derecognized from the consolidated balance sheet and includes the Company's residual interest in accounts receivable ("Residual Interest") of $38.0 million, which is included in accounts receivable. The Residual Interest represents the Company's retained interest in receivables held by PFG Receivables Corporation, and was measured using the estimated discounted cash flows of the underlying accounts receivable based on estimated collections and a discount rate equivalent to the Company's incremental borrowing rate. The loss on sale of the undivided interest in receivables of approximately $1.4 million in 2001 is included in other expense, net, in the consolidated statements of earnings and represents the Company's cost of securitizing those receivables with the financial institution.

         The Company records the sale of the undivided interest in accounts receivable to the financial institution in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Accordingly, at the time the undivided interest in receivables is sold, the receivables are removed from the Company's balance sheet. The Company records a loss on the sale of the undivided interest in these receivables, which includes a discount, based upon the receivables' credit quality and a financing cost for the financial institution, based upon a 30-day commercial-paper rate. At December 29, 2001, the rate under the Receivables Facility was approximately 2.55%.

         The key economic assumptions used to measure the Residual Interest at the date of securitization and at December 29, 2001, were a discount rate of 4.48% and 3.00%, respectively, and an estimated life of approximately 1.5 months. At December 29, 2001, an immediate adverse change in the discount rate or estimated life of 10% and 20%, with other factors remaining constant, would result in a reduction in the fair value of the Residual Interest and corresponding increase in the loss on sale of receivables of approximately $20,000 and $41,000, respectively.

8.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment as of December 29, 2001 and December 30, 2000 consist of the following:


(In thousands)                                                      2001                 2000
--------------                                                  -------------       ---------------
Land                                                          $        26,761     $           6,240
Buildings and building improvements                                   123,550               102,197
Transportation equipment                                               20,879                20,123
Warehouse and plant equipment                                         103,225                58,434
Office equipment, furniture and fixtures                               40,731                30,575
Leasehold improvements                                                 18,439                 2,932
Construction-in-process                                                 7,401                 3,233
                                                              --------------      -----------------
                                                                      340,986               223,734
Less accumulated depreciation and amortization                         93,789                80,592
                                                              --------------      -----------------
   Property plant and equipment, net                          $       247,197     $         143,142
                                                              ===============     =================


9.       LONG-TERM DEBT

         Long-term debt as of December 29, 2001 and December 30, 2000 consists of the following:


(In thousands)                                                      2001               2000
--------------                                                 --------------    ---------------
Convertible notes                                              $      201,250    $             -
Revolving credit facility                                                   -             46,998
Senior notes                                                           50,000             50,000
Industrial Revenue Bonds                                               15,765             15,094
ESOP loan                                                               1,188              1,784
Other notes payable                                                     4,270              2,582
                                                               --------------    ---------------
     Total long-term debt                                             272,473            116,458
Less current installments                                               1,879              1,966
                                                               --------------    ---------------
     Long-term debt, excluding current installments            $      270,594    $       114,492
                                                               ==============    ===============


         Convertible Notes

         In October 2001, the Company issued approximately $201.3 million aggregate principal amount of 5 1/2% convertible subordinated notes due in 2008. The net proceeds from the issuance of the Convertible Notes and proceeds from the Company's concurrent offering of common stock, discussed in Note 10, were used to repay the Company's borrowings outstanding under its existing revolving credit facility and to fund the acquisition of Fresh Express, described in Note 5. The Convertible Notes are subordinated to all existing and future senior debt and are convertible at any time until maturity into shares of the Company's common stock at a conversion price of $32.95 per share, subject to adjustment. The Convertible Notes are redeemable at the Company's option, in whole or in part, at any time on or after October 16, 2004. Each holder of the Convertible Notes has the right to cause the Company to repurchase all of such holder's Convertible Notes at 100% of their principal amount plus accrued interest upon a change of control of the Company, as defined in the indenture governing the Convertible Notes, and upon the occurrence of certain other events. Interest is payable semiannually. The Company paid approximately $6.7 million for debt issuance costs related to the Convertible Notes. The debt issuance costs are being amortized to interest expense using the straight-line method.

         Revolving Credit Facility

         In October 2001, the Company entered into a $200.0 million revolving credit facility (the "New Credit Facility") with several financial institutions, which replaced the Company's existing $85.0 million credit facility and $5.0 million working capital line of credit. The New Credit Facility expires in 2006 and bears interest at a floating rate equal to, at the Company's election, the agent bank's prime rate or a spread over LIBOR, which varies based upon the Company's leverage ratio, as defined in the credit agreement. The New Credit Facility has a commitment fee, ranging from 0.20% to 0.25% of the average daily unused portion of the total facility, based on the Company's leverage ratio, as defined in the credit agreement. The New Credit Facility also requires the maintenance of certain financial ratios as defined in the credit agreement and contains customary events of default. The New Credit Facility allows for the issuance of up to $40.0 million of standby letters of credit, which reduce borrowings available under the New Credit Facility. At December 29, 2001, the Company had approximately $14.1 million of outstanding letters of credit under the New Credit Facility. The New Credit

         Facility also requires that the Company's existing subsidiaries and, subject to limited exceptions, future subsidiaries, guarantee all of the Company's borrowings, letters of credit and other obligations under the New Credit Facility. At December 29, 2001, the Company had no borrowings outstanding under the New Credit Facility.

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

         Industrial Revenue Bonds

         In November 1999, prior to its acquisition by the Company, Redi-Cut issued Tax Exempt Multi-Modal Industrial Development Revenue Bonds. The proceeds from the sale of these bonds, totaling $7.0 million, were used to finance the acquisition, construction, installation and equipment of Redi-Cut's fresh-cut produce processing facility in Kansas City, Missouri. Interest on these bonds is payable monthly. The bonds are subject to annual mandatory redemptions from June 2001 and continuing through 2020. Interest on the bonds adjusts weekly and was approximately 1.80% per annum at December 29, 2001. The bonds are secured by a letter of credit issued by a commercial bank.

         In March 1999, one of the Company's subsidiaries issued $9.0 million of Industrial Revenue Bonds to finance the construction of a produce-processing facility. In January 2001, these bonds were refinanced with the proceeds of $9.0 million taxable revenue bonds in order to free the Company from certain restrictive covenants applicable to the subsidiary that issued the tax-exempt bonds. Like the tax-exempt bonds, these taxable bonds bear interest at a rate determined weekly by the remarketing agent for the bonds, are secured by a letter of credit issued by a commercial bank and mature in March 2019. The interest rate for these bonds was approximately 2.05% per annum at December 29, 2001.

         ESOP Loan

         The Company sponsors a leveraged employee stock ownership plan that was financed with proceeds of a note payable to a commercial bank (the "ESOP loan"). The ESOP loan is secured by the common stock of the Company acquired by the employee stock ownership plan and is guaranteed by the Company. The loan is payable in quarterly installments of $170,000, which includes interest based on LIBOR plus a spread over LIBOR (3.21% per annum at December 29, 2001). The loan matures in 2003.

         Maturities of long-term debt are as follows:


(In thousands)
--------------
2002                                                                          $          1,879
2003                                                                                     2,610
2004                                                                                       901
2005                                                                                       448
2006                                                                                       340
Thereafter                                                                             266,295
                                                                              ----------------
     Total long-term debt                                                     $        272,473
                                                                              ================


10.      SHAREHOLDERS' EQUITY

         Shares Authorized

         On May 2, 2001 the shareholders of the Company approved an increase to the number of authorized shares of common stock from 50,000,000 shares to 100,000,000 shares.

         Stock Split

         On April 11, 2001, the Company's Board of Directors declared a two-for-one stock split effected as a 100% stock dividend. The record date of the stock dividend was April 23, 2001, and the stock dividend was distributed to shareholders on April 30, 2001. All references to the number of common shares, per common share amounts, stock option data and market prices of the Company's common stock in this annual report on Form 10-K have been restated to give retroactive effect to the stock split for all periods presented.

         Stock Offerings

         On October 16, 2001, the Company completed the offering of 5,750,000 shares of its common stock at an offering price of $26.36 per share. The proceeds from this offering of approximately $143.4 million, after deducting underwriting discounts and estimated offering expenses, and from the concurrent offering of Convertible Notes, described in Note 9, were used to repay the Company's borrowings outstanding under its existing revolving credit facility and to fund the acquisition of Fresh Express (see Note 5).

         In December 2000, the Company completed its offering of 6,440,000 shares of its common stock at an offering price of $20.50 per share. The proceeds from this offering of approximately $124.4 million, after deducting underwriting discounts and estimated offering expenses, were used to fund the cash portion of the purchase price of Redi-Cut and repay amounts outstanding under our existing credit facility. (See Note 5.)

         Shareholders' Rights Plan

         In May 1997, the Company's board of directors approved a shareholders' rights plan. A dividend of one stock purchase right (a "Right") per common share was distributed to shareholders of record on May 30, 1997. Common shares issued subsequent to the adoption of the rights plan automatically have Rights attached to them. Under certain circumstances, each Right entitles the shareholders to one-hundredth of one share of preferred stock, par value $.01 per share, at an initial exercise price of $50 per Right. The Rights will be exercisable only if a person or group acquires 15% or more of the Company's outstanding common stock. Until the Rights become exercisable, they have no dilutive effect on the Company's net earnings per common share. The Company can redeem the Rights, which are non-voting, at any time prior to them becoming exercisable at a redemption price of $.001 per Right. The Rights will expire in May 2007, unless redeemed earlier by the Company.

11.      LEASES

         The Company leases various warehouse and office facilities and certain equipment under long-term operating lease agreements that expire at various dates. At December 29, 2001, the Company is obligated under operating lease agreements to make future minimum lease payments as follows:


(In thousands)
--------------
2002                                                                                       $   33,011
2003                                                                                           26,032
2004                                                                                           19,067
2005                                                                                           14,364
2006                                                                                            9,728
Thereafter                                                                                     28,690
                                                                                           ----------
        Total minimum lease payments                                                       $  130,892
                                                                                           ==========


         Total rental expense for operating leases in 2001, 2000 and 1999 was approximately $31.4 million, $24.5 million and $16.3 million, respectively.

         In September 1997, the Company entered into its first master operating lease facility. In February 2001, the Company increased this master operating lease facility from $47.0 million to $55.0 million. This facility was used to construct four distribution centers. Two of these distribution centers became operational in early 1999, one became operational in the second quarter of 2000, and the remaining property became operational in the second quarter of 2001. Under this facility, the lessor owns the distribution centers, incurs the related debt to construct the properties, and thereafter leases each property to the Company. The Company has entered into leases for each of the properties. All of these leases end on September 12, 2002, including extensions. Upon the expiration of the leases, the Company may seek to renew the leases. If the Company is unable to or chooses not to renew the leases, it has the option of facilitating the sale of the properties to third parties or purchasing the properties at their original cost. If the properties are sold to third parties for less than 88% of their aggregate original cost, the Company is obligated, under a residual value guarantee, to pay the lessor an amount equal to the shortfall. These residual value guarantees are not included in the above table of future minimum lease payments. There can be no assurance that the Company will be able to renew the leases or sell the properties to third parties, and the Company may require substantial additional financing if it is required to purchase these properties upon the expiration of the master operating lease facility. Because of the location and condition of each of the four properties referred to above, the Company believes that the anticipated fair value of these properties could eliminate or substantially reduce the exposure under the residual value guarantee, although there can be no assurance that the Company will not be required to make payments to satisfy this guarantee. Through December 29, 2001, construction expenditures by the lessor under this facility were approximately $50.1 million.

         In June 2000, the Company entered into a $60.0 million master operating lease facility to construct or purchase various office buildings and distribution centers. As of December 29, 2001, two distribution centers had been purchased, one office building had been completed and one distribution center had become operational under this facility. Under this facility, the lessor owns the properties, incurs the related debt to construct or purchase the properties and thereafter leases each property to the Company. The Company has entered into leases for each of these properties. The leases relating to the four properties referred to above, as well as any other leases that the Company may enter into under this facility in the future, end on June 9, 2005. Upon the expiration of the leases, the Company may seek to renew the leases. If the Company is unable to or chooses not to renew the leases, it has the option of facilitating the sale of the properties to third parties or purchasing the properties at their original cost. If the properties are sold to third parties for less than 85% of their aggregate original cost, the Company is obligated, under a residual value guarantee, to pay the lessor an amount equal to the shortfall. These residual value guarantees are not included in the above table of future minimum lease payments. There can be no assurance that the Company will be able to renew the leases or sell the properties to third parties, and the Company may require substantial additional financing if it is required to purchase these properties upon the expiration of the master operating lease facility. Because of the location and condition of each of the four properties referred to above, the Company believes that the anticipated fair value of these properties could eliminate or substantially reduce the exposure under the residual value guarantee with respect to these four properties, although there can be no assurance that the Company will not be required to make payments to satisfy this guarantee either with respect to these four properties or any other properties which may be constructed or purchased in the future under this facility. Through December 29, 2001, construction expenditures by the lessor under this facility were approximately $32.6 million.

12.      INCOME TAXES

         Income tax expense consists of the following:


(In thousands)                                               2001           2000         1999
--------------                                           -----------    -----------   ----------
                                                                        (Restated)
Current:
            Federal                                      $    16,173    $    13,953   $   11,677
            State                                                274            692          747
                                                         -----------    -----------   ----------
                                                              16,447         14,645       12,424
                                                         -----------    -----------   ----------
Deferred:
            Federal                                            7,546          1,331         (608)
            State                                                819             75          184
                                                         -----------    -----------   ----------
                                                               8,365          1,406         (424)
                                                         -----------    -----------   ----------
            Total income tax expense                     $    24,812    $    16,051   $   12,000
                                                         ===========    ===========   ==========

         During the year ended December 29, 2001, the Company recorded approximately $28.0 million of net deferred tax liabilities resulting from the allocations of the purchase prices of the Fresh Express, Springfield and Empire Seafood acquisitions.

         The effective income tax rates for 2001, 2000 and 1999 were 38.0%, 38.0% and 38.4%, respectively. Actual income tax expense differs from the amount computed by applying the applicable U.S. Federal corporate income tax rate of 35% to earnings before income taxes as follows:


(In thousands)                                                   2001           2000         1999
--------------                                                ----------     ----------    ---------
                                                                             (Restated)
Federal incomes taxes computed at statutory rate              $   22,853     $   14,783    $  10,938
Increase (decrease) in income taxes resulting from:
       State income taxes, net of federal income tax                 742            617          211
       benefit
       Non-deductible expenses                                       362            145          306
       Tax credits                                                  (280)          (281)        (353)
       Losses attributable to S-corporation periods                    -              -          283
       Amortization of goodwill                                    1,063            548          340
       Other, net                                                     72            239          275
                                                              -----------    ----------    ---------
       Total income tax expense                               $   24,812     $   16,051    $  12,000
                                                              ===========    ==========    =========

         Deferred income taxes are recorded based upon the tax effects of differences between the financial statement and tax bases of assets and liabilities and available tax loss and credit carryforwards. Temporary differences and carryforwards that created significant deferred tax assets and liabilities at December 29, 2001 and December 30, 2000 were as follows:


(In thousands)                                                       2001                2000
--------------                                                    ----------         -----------
Deferred tax assets:
     Allowance for doubtful accounts                             $     1,990        $      2,430
     Inventories                                                         643                 661
     Accrued employee benefits                                         4,540               2,701
     Self-insurance reserves                                           2,007               1,836
     Deferred income                                                     620               1,221
     Net operating loss carryforwards                                  3,107                 586
     Tax credit carryforwards                                            584                 555
     Other accrued expenses                                               63               1,246
                                                                 -----------        ------------
       Total deferred tax assets                                      13,554              11,236

Deferred tax liabilities:
     Property, plant and equipment                                    18,436               8,048
     Basis difference in intangible assets                            34,209               2,543
     Other                                                             3,043                  14
                                                                 -----------        ------------
       Total deferred tax liabilities                                 55,688              10,605
                                                                 -----------        ------------
       Net deferred tax asset (liability)                        $   (42,134)       $        631
                                                                 ===========        ============


         The net deferred tax asset (liability) is presented in the December 29, 2001 and December 30, 2000 consolidated balance sheets as follows:


(In thousands)                                                       2001                2000
--------------                                                   -----------        ------------
Current deferred tax asset                                       $     8,832        $     10,332
Noncurrent deferred tax liability                                    (50,966)             (9,701)
                                                                 -----------        ------------
       Net deferred tax asset (liability)                        $   (42,134)       $        631
                                                                 ===========        ============

         The net operating loss carryforwards expire in years 2010 through 2021. The Company has a state income tax credit carryforward of approximately $584,000 that expires in 2005. The Company believes the deferred tax assets will more likely than not be realized.

13.      EMPLOYEE BENEFITS

         Employee Savings and Stock Ownership Plan

         The Company sponsors the Performance Food Group Company Employee Savings and Stock Ownership Plan (the "ESOP"). The ESOP consists of two components: a leveraged employee stock ownership plan and a defined contribution plan covering substantially all full-time employees.

         In 1988, the ESOP acquired 1,821,398 shares of the Company's common stock from existing shareholders, financed with assets transferred from predecessor plans and the proceeds of the ESOP loan, discussed in Note
         9. The Company is required to make contributions to the ESOP equal to the principal and interest amounts due on the ESOP loan. Accordingly, the outstanding balance of the ESOP loan is included in the Company's consolidated balance sheets as a liability with an offsetting amount included as a reduction of shareholders' equity.

         The ESOP expense recognized by the Company is equal to the principal portion of the required payments. Interest on the ESOP loan is recorded as interest expense. The Company contributed approximately $680,000 to the ESOP per year in 2001, 2000 and 1999. These amounts included interest expense on the ESOP loan of approximately $75,000, $129,000 and $146,000 in 2001, 2000 and 1999, respectively. The release of ESOP shares is based upon debt-service payments. Upon release, the shares are allocated to participating employees' accounts. At December 29, 2001, 1,720,295 shares had been allocated to participant accounts and 363,038 shares were held as collateral for the ESOP loan. All ESOP shares are considered outstanding for earnings-per-share calculations.

         Employees participating in the defined contribution component of the ESOP may elect to contribute between 1% and 15% of their qualified compensation under the provisions of Internal Revenue Code Section 401(k). In 2001, the Company matched 100% of the first 2% of employee contributions, and 50% of the next 2% of employee contributions, for a total match of 3%. In 2000, the Company matched 100% of the first 1% of employee contributions, and 50% of the next 3% of employee contributions, for a total match of 2.5%. In 1999, the Company matched 100% of the first 1% of employee contributions, and 50% of the next 2% of employee contributions, for a total match of 2%. Total matching contributions were approximately $3.4 million, $2.1 million, and $1.3 million for 2001, 2000 and 1999, respectively. The Company, at the discretion of the board of directors, may make additional contributions to the ESOP. The Company made no discretionary contributions under the defined contribution portion of the ESOP in 2001, 2000 or 1999.

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

14.      STOCK COMPENSATION PLANS

         At December 29, 2001, the Company had four stock-based compensation plans, which are described in the following paragraphs. In accordance with APB No. 25, no compensation expense has been recognized for the Company's stock option plans and stock purchase plan. Had compensation expense for those plans been determined based on the fair value at the grant date, consistent with the method in SFAS No. 123, the Company's net earnings and net earnings per common share would have been reduced to the following pro forma amounts:


(In thousands except per share amounts)                        2001            2000            1999
---------------------------------------                    -----------    -------------     -----------
                                                                            (Restated)
Net earnings                            As reported       $     40,483   $       26,188    $     19,251
                                        Pro forma               34,962           23,325          17,311

Basic net earnings per common share     As reported       $       1.07   $         0.92    $       0.70
                                        Pro forma                 0.92             0.82            0.63

Diluted net earnings per common share   As reported       $       1.03   $         0.89    $       0.68
                                        Pro forma                 0.89             0.79            0.61


         The fair value of each option was estimated at the grant date using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for all stock option plan grants in 2001, 2000 and 1999, respectively: risk-free interest rates of 4.70%, 5.28% and 5.28%; expected volatilities of 43.1%, 43.1% and 44.3%; expected option lives of 6.7 years, 6.3 years and 7.2 years; and expected dividend yields of 0% in each year.

         Stock Option and Incentive Plans

         The Company sponsors the 1989 Nonqualified Stock Option Plan (the "1989 Plan"). The options granted under this plan vest ratably over a four-year period from date of grant. At December 29, 2001, 105,920 options were outstanding under the 1989 Plan, all of which were exercisable. The options have terms of 10 years from the date of grant. No grants have been made under the 1989 Plan since July 21, 1993.

         The Company also sponsors the 1993 Outside Directors Stock Option Plan (the "Directors' Plan"). A total of 210,000 shares have been authorized in the Directors Plan. The Directors Plan provides for an initial grant to each non-employee member of the board of directors of 10,500 options and an annual grant of 5,000 options at the then current market price. Options granted under the Directors' Plan totaled 25,000 in 2001, 30,500 in 2000 and 20,000 in 1999. These options have an exercise price equal to the market price of the Company's common stock on the grant date, vest one year from the date of grant and have terms of 10 years from the grant date. At December 29, 2001, 174,500 options were outstanding under the Directors' Plan, of which 149,500 were exercisable.

         The 1993 Employee Stock Incentive Plan (the "1993 Plan") provides for the award of up to 5,650,000 shares of common stock to officers, key employees and consultants of the Company. Awards under the 1993 Plan may be in the form of stock options, stock appreciation rights, restricted stock, deferred stock, stock purchase rights or other stock-based awards. No grants of common stock or related rights were made in 2001, 2000 or 1999. Stock options granted under the 1993 Plan have an exercise price equal to the market price of the Company's common stock at the grant date. With the exception of the special options granted in 2001 discussed below, the stock options granted under the 1993 Plan have terms of 10 years and the grants for 2001, 2000 and 1999 vest four years from the date of grant. In 2001, special stock options were granted to some executives and key employees under the 1993 Plan. These options have vesting schedules dependent upon the Company's stock price and earnings. If the Company fails to achieve all vesting milestones, the unvested options become vested and exercisable approximately 10 years from the date of grant. These options have an exercise price equal to the market price of the Company's common stock at the grant date. Stock options granted under the 1993 Plan totaled 1,114,566; 1,215,202; and 518,280 for 2001, 2000 and 1999,
         respectively. At December 29, 2001, 3,829,328 options were outstanding under the 1993 Plan, of which 502,015 were exercisable.

         A summary of the Company's stock option activity and related information for all stock option plans for 2001, 2000 and 1999 is as follows:


                                2001                       2000                        1999
                          ---------------------    -----------------------   ------------------------
                                      Weighted                  Weighted-                   Weighted-
                                      Average                    Average                     Average
                                      Exercise                  Exercise                     Exercise
                           Shares       Price       Shares        Price       Shares           Price
                          ---------   --------     ---------     -------     ---------       --------
Outstanding at
  beginning of year       3,324,150   $  10.34     2,560,080     $  8.50     2,676,094       $   6.33
Granted                   1,139,566      27.85     1,245,702       13.10       538,280          12.76
Exercised                  (264,615)      5.61      (306,522)       5.80      (568,578)          2.40
Canceled                    (89,353)     14.59      (175,110)      10.98       (85,716)          8.63
                          ---------   --------     ---------     -------     ---------       --------
Outstanding at
  end of year             4,109,748   $  15.40     3,324,150     $ 10.34     2,560,080       $   8.50
                          =========   ========     =========     =======     =========       ========
Options
  exercisable at
  year-end                  757,435   $   7.29      812,326      $  6.09      569,470        $   4.33
                          =========   ========     =========     =======     =========       ========
Weighted-average fair
  value of options
  granted during
  the year                            $  14.21                   $  6.50                     $   6.92
                                      ========                   =======                     ========

The following table summarizes information about stock options outstanding at December 29, 2001:



                          Options Outstanding                                  Options Exercisable
-------------------------------------------------------------------------    -------------------------
                                            Weighted-
                                             Average            Weighted-      Exercisable   Weighted-
                           Number           Remaining            Average             at       Average
   Range of Exercise    Outstanding at     Contractual          Exercise          Dec. 29,    Exercise
        Prices          Dec. 29, 2001         Life                Price             2001        Price
-------------------------------------------------------------------------    -------------------------
 $     3.03 - $   6.34      233,488       2.07 years          $     4.12           233,488   $   4.12
 $     7.09 - $  10.62    1,818,672       6.49 years                9.17           465,447       8.15
 $    11.44 - $  16.00      692,088       7.65 years               13.21            58,500      13.12
 $    17.19 - $  25.77      417,500       8.95 years               21.26                 -          -
 $    25.90 - $  34.38      948,000       9.51 years               29.16                 -          -
 ----------   --------    ---------                           ----------           -------   --------
 $     3.03 - $  34.38    4,109,748                           $    15.40           757,435   $   7.29
 ==========   ========    =========                           ==========           =======   ========

         Employee Stock Purchase Plan

         The Company maintains the Performance Food Group Employee Stock Purchase Plan (the "Stock Purchase Plan"), which permits eligible employees to invest through periodic payroll deductions, in the Company's common stock at 85% of the lesser of the market price or the average market price as defined in the plan document. The Company is authorized to issue 1,225,000 shares under the Stock Purchase Plan. Purchases under the Stock Purchase Plan are made twice a year, on January 15th and on July 15th. At January 14, 2002, subscriptions under the Stock Purchase Plan were outstanding for approximately 87,000 shares at $26.76 per share.

15.      RELATED PARTY TRANSACTIONS

         The Company leases land and buildings from certain shareholders and members of their families. The Company made lease payments under these leases of approximately $32,000, $1.2 million and $908,000 in 2001, 2000 and 1999, respectively. In January 2001, the unaffiliated owner trust under one of the Company's master operating lease facilities acquired the property from the shareholders and members of their families, and the Company now leases that property from the owner trust.

16.      NEW ACCOUNTING STANDARDS

         In June 2001, the FASB issued SFAS No. 141, Business Combinations. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method and specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. The Company adopted SFAS No. 141 in the third quarter of 2001 with its acquisitions of Fresh Express and Springfield.

         Also in June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. The provisions of SFAS No. 142 require that goodwill no longer be amortized, and that goodwill and other intangible assets be tested for impairment upon adoption of the standard and at least annually thereafter. The Company will be required to adopt the provisions of SFAS No. 142 at the beginning of 2002, except for goodwill and other intangible assets acquired in the Fresh Express and Springfield acquisitions, for which the provisions of this standard were effective at the acquisition dates. After full adoption of the provisions of this standard at the beginning of 2002, the Company will no longer record amortization expense for goodwill and any other intangible assets with indefinite lives. The Company is also required to perform an assessment of whether there is an indication that goodwill and other intangible assets are impaired as of the beginning of 2002. If applicable, any transitional impairment loss would be recognized as a cumulative effect of a change in accounting principle in the Company's consolidated statement of earnings in 2002. The Company does not expect to record any transitional impairment loss as a result of the adoption of SFAS No. 142. The provisions of SFAS No. 142 also require the Company to evaluate its existing goodwill and other intangible assets that were acquired in purchase business combinations, and to make any necessary reclassifications, in order to conform with the new classification criteria in SFAS No. 141 for recognition apart from goodwill. As of December 29, 2001, the Company's unamortized goodwill was approximately $425.2 million. Amortization expense related to goodwill was approximately $6.6 million and $3.1 million for 2001 and 2000, respectively.

17.       INDUSTRY SEGMENT INFORMATION

         The Company has three reportable segments: Broadline, Customized and Fresh-cut. The accounting policies of the reportable segments are the same as those described in Note 2.


                                                                            Corporate &
(In thousands)                     Broadline   Customized     Fresh-cut    Intersegment  Consolidated
--------------                   -----------  -------------  -----------  -------------  ------------
2001

Net external sales              $  1,641,052 $    1,235,630 $    360,566 $        -      $  3,237,248
Intersegment sales                    12,496              -       42,110    (54,606)                -
Operating profit                      41,523         12,795       30,028     (8,361)           75,985
Total assets                         477,474        101,681      596,967    101,669         1,277,791
Interest expense (income)              7,624          2,707       12,465    (13,989)            8,807
Loss (gain) on sale of                 3,146            820            -     (2,521)            1,445
receivables
Depreciation                          10,301          2,474        8,320        621            21,716
Amortization                           5,061              -        4,864        340            10,265
Capital expenditures                  16,250          2,828        7,991      3,067            30,136

2000 (RESTATED)

Net external sales                 1,367,454 $    1,105,365 $    132,649 $        -         2,605,468
Intersegment sales                     4,062              -       25,802    (29,864)                -
Operating profit                      35,147         10,553        9,500     (6,302)           48,898
Total assets                         345,064        122,601      218,390     24,216           710,271
Interest expense (income)              8,176          3,603        2,172     (7,358)            6,593
Depreciation                           8,458          2,046        3,131        244            13,879
Amortization                           3,271              -          633         94             3,998
Capital expenditures                  16,372          1,601       11,363      1,656            30,992

1999

Net external sales              $  1,145,536 $      823,742 $     86,320 $        -      $  2,055,598
Intersegment sales                     3,575              -       13,186    (16,761)                -
Operating profit                      30,167          9,333        5,009     (5,168)           39,341
Total assets                         308,531         96,067       48,259      9,188           462,045
Interest expense (income)              6,953          2,447          260     (4,272)            5,388
Depreciation                           7,054          1,934        1,947        146            11,081
Amortization                           2,851              1           86        118             3,056
Capital expenditures                  13,831          2,131        9,292        752            26,006



18.      COMMITMENTS AND CONTINGENCIES

         From time to time, the Company is also involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such other proceedings and litigation currently pending will not have a material adverse effect on the Company's results of operations.

          INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE

The Board of Directors
Performance Food Group Company:

Under date of March 26, 2002, we reported on the consolidated balance sheets of Performance Food Group Company and subsidiaries (the "Company") as of December 29, 2001 and December 30, 2000, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the fiscal years in the three-year period ended December 29, 2001, as contained in the 2001 annual report to shareholders. These consolidated financial statements and our report thereon are included in the 2001 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material aspects, the information set forth therein.

                                                                  / s / KPMG LLP


Richmond, Virginia
March 26, 2002

                 PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS


                                      Beginning                                                         Ending
(In thousands)                         Balance              Additions                Deductions         Balance
--------------                         -------        ------------------------       ----------         -------
                                                      Charged       Charged to
                                                          to           Other
                                                       Expense        Accounts
                                                   -----------------------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS

January 1, 2000                  $        3,891 $        2,702 $          250    $        2,366   $       4,477

December 30, 2000                         4,477          2,650            460             2,755           4,832

December 29, 2001                         4,832          3,364          4,298             3,247           9,247
