Form 10-Q/A
period 2001-03-31
PERFORMANCE FOOD GROUP CO
filed 2002-05-03
CIK 908254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1

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

EXPLANATORY NOTE

Unless this Form 10-Q/A indicates otherwise or the context otherwise requires, the terms "we," "our," "us," or "Performance Food Group" as used in this Form 10-Q/A refer to Performance Food Group Company and its subsidiaries. References in this Form 10-Q/A to the 2001 and 2000 quarters refer to our restated fiscal quarter ended March 31, 2001 and our fiscal quarter ended April 1, 2000, respectively, unless otherwise expressly stated or the context otherwise requires.

Performance Food Group is filing this Form 10-Q/A as a result of the matters discussed in Note 2, "Restatement of Condensed Consolidated Financial Statements" to the unaudited condensed consolidated financial statements included in this Form 10-Q/A.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the restated consolidated balance sheet of Performance Food Group Company and subsidiaries as of December 30, 2000, and the related restated consolidated statements of earnings, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated March 26, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 30, 2000 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/KPMG LLP

Richmond, Virginia
May 1, 2001, except as to the effect of matters discussed in Note 2 which is as of March 26, 2002

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands)	March 31, 2001	December 30, 2000
	(restated)	(restated)
ASSETS
Current assets:
Cash	$13,123	$18,530
Trade accounts and notes receivable, net	158,958	167,814
Inventories	126,130	123,586
Other current assets	14,042	14,696

Total current assets	312,253	324,626

Property, plant and equipment, net	145,302	143,142
Intangible assets, net	238,248	239,311
Other assets	1,662	3,192

Total assets	$697,465	$710,271

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Outstanding checks in excess of deposits	$25,138	$36,724
Current installments of long-term debt	1,117	1,966
Trade accounts payable	149,253	133,285
Other current liabilities	55,620	57,079

Total current liabilities	231,128	229,054

Long-term debt, excluding current installments	91,210	114,492
Deferred income taxes	9,701	9,701

Total liabilities	332,039	353,247

Shareholders' equity	365,426	357,024

Total liabilities and shareholders' equity	$697,465	$710,271

See accompanying notes to unaudited condensed consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES

Condensed Consolidated Statement of Earnings (Unaudited)

	Three Months Ended
	March 31, 2001	April 1, 2000
(In thousands, except per share amounts)	(restated)

Net sales	$723,475	$579,750
Cost of goods sold	629,878	502,341

Gross profit	93,597	77,409

Operating expenses	83,589	69,845

Operating profit	10,008	7,564

Other income (expense):
Interest expense	(1,642)	(1,389)
Other, net	16	69

Other expense, net	(1,626)	(1,320)

Earnings before income taxes	8,382	6,244

Income tax expense	3,185	2,373

Net earnings	$5,197	$3,871

Weighted average common shares outstanding	35,591	28,077
Basic net earnings per common share	$0.15	$0.14

Weighted average common shares and dilutive
potential common shares outstanding	37,406	28,826
Diluted net earnings per common share	$0.14	$0.13

See accompanying notes to unaudited condensed consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES

Condensed Consolidated Statement of Cash Flows (Unaudited)

	Three Months Ended
	March 31, 2001	April 1, 2000
(In thousands)	(restated)

Cash flows from operating activities:
Net earnings	$5,197	$3,871
Adjustments to reconcile net earnings to net cash provided
by operating activities:
Depreciation	4,123	3,181
Amortization	1,867	951
ESOP contributions applied to principal of ESOP debt	141	135
Loss (gain) on disposal of property, plant and equipment	21	(19)
Change in operating assets and liabilities, net	21,475	2,095

Net cash provided by operating activities	32,824	10,214

Cash flows from investing activities:
Purchases of property, plant and equipment	(6,718)	(10,980)
Net cash paid for acquisitions	(483)	(1,666)
Proceeds from sale of property, plant and equipment	414	66
Decrease (increase) in intangibles and other assets	1,209	(45)

Net cash used in investing activities	(5,578)	(12,625)

Cash flows from financing activities:
Increase (decrease) in outstanding checks in excess of deposits	(11,586)	6,818
Net payments on notes payable to banks	(23,998)	(5,019)
Proceeds from issuance of long-term debt	906	2,681
Principal payments on long-term debt	(1,039)	(168)
Repurchases of common stock	-	(6,630)
Employee stock option, incentive and purchase plans
and related income tax benefits	3,064	993

Net cash used in financing activities	(32,653)	(1,325)

Net decrease in cash	(5,407)	(3,736)

Cash, beginning of period	18,530	5,606
Cash, end of period	$13,123	$1,870

See accompanying notes to unaudited condensed consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2001 and April 1, 2000

1. Basis of Presentation

The accompanying condensed consolidated financial statements of Performance Food Group Company and subsidiaries (the "Company") as of March 31, 2001 and for the three months ended March 31, 2001 and April 1, 2000 are unaudited. The unaudited December 30, 2000 condensed consolidated balance sheet was derived from the restated audited consolidated balance sheet as of December 30, 2000 included in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2001. The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting, and in accordance with Rule 10-01 of Regulation S-X.

In the opinion of management, the unaudited condensed consolidated financial statements contained in this report reflect all adjustments, consisting of only normal recurring accruals, which are necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. Certain amounts in the condensed consolidated financial statement for the 2000 quarter have been reclassified to conform to the 2001 presentation. References in this Form 10-Q/A to the 2001 and 2000 quarters refer to the restated fiscal quarter ended March 31, 2001 and the fiscal quarter ended April 1, 2000, respectively.

These unaudited condensed consolidated financial statements, note disclosures and other information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2001.

2. Restatement of Condensed Consolidated Financial Statements

In March 2002, the Company announced that it had identified certain accounting errors at one of its operating subsidiaries in its broadline segment. The errors resulted primarily from the failure of the accounting staff at this subsidiary to properly reconcile its accounting records to supporting detail and their failure to appropriately account for intercompany transactions with a division of this subsidiary, which resulted in an understatement of cost of goods sold for the subsidiary. The effect of the correction of the errors was to reduce previously reported net earnings by $1.1 million for the first quarter of 2001. The first quarter of 2000 was not affected by these accounting errors. The condensed consolidated balance sheets as of March 31, 2001 and December 30, 2000, the condensed consolidated statements of earnings and cash flows for the 2001 quarter and notes thereto included in this Form 10-Q/A have been restated to include the effects of the corrections of these errors, as follows:

Condensed Consolidated Balance Sheets	March 31, 2001		December 30, 2000
(In thousands)	As previously reported	Restated	As previously reported	Restated

Trade accounts and notes receivable, net	$158,958	$158,958	$167,444	$167,814
Total current assets	312,253	312,253	324,256	324,626
Other assets	1,662	1,662	2,987	3,192
Total assets	697,465	697,465	709,696	710,271

Outstanding checks in excess of deposits	$20,122	$25,138	$33,330	$36,724
Trade accounts payable	152,253	149,253	134,986	133,285
Other current liabilities	55,841	55,620	57,504	57,079
Total current liabilities	229,333	231,128	227,786	229,054
Total liabilities	330,244	332,039	351,979	353,247
Shareholders' equity	367,221	365,426	357,717	357,024
Total liabilities and shareholders' equity	697,465	697,465	709,696	710,271

Condensed Consolidated Statement of Earnings	Three Months Ended March 31, 2001
(In thousands, except per share amounts)	As previously reported	Restated

Net sales	$723,475	$723,475
Cost of goods sold	628,100	629,878
Gross profit	95,375	93,597
Operating profit	11,786	10,008
Earnings before income taxes	10,160	8,382
Income tax expense	3,861	3,185
Net earnings	6,299	5,197
Basic earnings per common share	0.18	0.15
Diluted earnings per common share	0.17	0.14

3. Business Combinations

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

In the 2001 quarter, the Company paid a total of approximately $483,000 to the former shareholders of AFFLINK, Inc. (formerly Affiliated Paper Companies, Inc., "AFFLINK") and State Hotel Supply Company, Inc. ("State Hotel"), which were acquired prior to 2000, as a result of certain contractual obligations in those purchase agreements. In the 2000 quarter, the Company paid approximately $1.7 million to the former shareholders of AFFLINK, related to the purchase agreement. These payments were recorded as additions to goodwill.

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

(In thousands)	Broadline	Customized	Fresh-Cut	Corporate & Intersegment	Consolidated
First Quarter 2001

Net external sales	$359,680	$298,051	$65,744	$-	$723,475
Intersegment sales	831	-	12,185	(13,016)	-
Operating profit (restated)	4,921	2,643	4,154	(1,710)	10,008
Total assets	348,730	118,367	208,737	21,631	697,465
Interest expense (income)	2,091	1,002	3,090	(4,541)	1,642
Depreciation	2,323	581	1,157	62	4,123
Amortization	841	-	1,004	22	1,867
Capital expenditures	5,257	610	346	505	6,718

(In thousands)	Broadline	Customized	Fresh-Cut	Corporate & Intersegment	Consolidated
First Quarter 2000

Net external sales	$301,644	$246,144	$31,962	$-	$579,750
Intersegment sales	878	-	6,306	(7,184)	-
Operating profit	5,223	2,135	1,956	(1,750)	7,564
Total assets	312,017	112,069	51,229	12,313	487,628
Interest expense (income)	1,701	874	313	(1,499)	1,389
Depreciation	1,933	503	698	47	3,181
Amortization	805	-	115	31	951
Capital expenditures	5,539	138	4,322	981	10,980

6. Contingencies

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

7. Subsequent Events

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

On April 4, 2001, the Company's Board of Directors declared a 2-for-1 stock split effected as a 100% stock dividend. The stock dividend had a record date of April 23, 2001 and was distributed to shareholders on April 30, 2001. All references to the number of common shares and per common share amounts in this Form 10-Q/A have been restated to give retroactive effect to the stock split for all periods presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unless this Form 10-Q/A indicates otherwise or the context otherwise requires, the terms, "we," "our," "us," or "Performance Food Group" as used in this Form 10-Q/A refer to Performance Food Group Company and its subsidiaries. References in this Form 10-Q/A to the 2001 and 2000 quarters refer to our restated fiscal quarter ended March 31, 2001 and our fiscal quarter ended April 1, 2000, respectively, unless otherwise expressly stated or the context otherwise requires.

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q/A.

Restatement of Condensed Consolidated Financial Statements

In March 2002, we announced that we had identified certain accounting errors at one of our operating subsidiaries in our broadline segment. The errors resulted primarily from the failure of the accounting staff at this subsidiary to properly reconcile its accounting records to supporting detail and their failure to appropriately account for intercompany transactions with a division of this subsidiary, which resulted in an understatement of cost of goods sold for the subsidiary. The effect of the correction of the errors was to reduce previously reported net earnings by $1.1 million for the first quarter of 2001. The first quarter of 2000 was not affected by these accounting errors. The condensed consolidated balance sheets as of March 31, 2001 and December 30, 2000, the condensed consolidated statements of earnings and cash flows for the 2001 quarter, the notes thereto and this discussion have been restated to include the effects of the corrections of these errors. The impact of the corrections of these errors is presented in Note 2 to the condensed consolidated financial statements included in this Form 10-Q/A.

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

Results of Operations

The following table sets forth, for the quarters indicated, the components of our condensed consolidated statements of earnings expressed as a percentage of net sales:

	Three Months Ended
	March 31, 2001 (restated)	April 1, 2000
Net sales	100.0%	100.0%
Cost of goods sold	87.0	86.6
Gross profit	13.0	13.4
Operating expenses	11.6	12.1
Operating profit	1.4	1.3
Other expense, net	0.2	0.2
Earnings before income taxes	1.2	1.1
Income tax expense	0.5	0.4
Net earnings	0.7%	0.7%

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

Gross profit. Gross profit increased 20.9% to $93.6 million in the 2001 quarter from $77.4 million in the 2000 quarter. Gross profit margin, which we define as gross profit as a percentage of net sales, decreased to 13.0% in the 2001 quarter from 13.4% in the 2000 quarter. The decrease in gross profit margin was due primarily to higher inflation in our fresh-cut segment as well as increased sales to certain of our chain customers, which generally are higher volume, lower gross margin accounts. This decrease also reflects higher cost of goods sold at the broadline subsidiary where the accounting errors discussed above occurred.

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

Operating profit. Operating profit increased 32.3% to $10.0 million in the 2001 quarter from $7.6 million in the 2000 quarter. Operating profit margin, which we define as operating profit as a percentage of net sales, increased to 1.4% in the 2001 quarter from 1.3% in the 2000 quarter.

Other expense, net. Other expense, net, increased to $1.6 million in the 2001 quarter from $1.3 million in the 2000 quarter. Included in other expense, net, was interest expense of $1.6 million in the 2001 quarter, compared with interest expense of $1.4 million in the 2000 quarter.

Income tax expense. Income tax expense increased to $3.2 million in the 2001 quarter from $2.4 million in the 2000 quarter. As a percentage of earnings before income taxes, the provision for income taxes was 38.0% for both the 2001 and 2000 quarters

Net earnings. Net earnings increased 34.3% to $5.2 million in the 2001 quarter compared to $3.9 million in the 2000 quarter. As a percentage of net sales, net earnings remained at 0.7% for both the 2001 and 2000 quarters.

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

Cash flows from operating activities. Cash provided by operating activities was $32.8 million for the 2001 quarter. In the 2001 quarter, the primary sources of cash from operating activities were net earnings and increased levels of trade payables and decreased levels of trade receivables, partially offset by increased levels of inventories. Cash provided by operating activities was $10.2 million for the 2000 quarter. In the 2000 quarter, the primary sources of cash from operations were net earnings, increased levels of trade payables and accrued expenses, partially offset by increased levels of trade receivables and inventories.

Cash used in investing activities. Cash used in investing activities was $5.6 million for the 2001 quarter. Investing activities primarily include additions to and disposals of property, plant and equipment and the acquisition of businesses. Our capital expenditures, excluding acquisitions of other businesses, for the 2001 quarter were $6.7 million. We anticipate that our total capital expenditures, excluding acquisitions, for fiscal 2001 will be approximately $33.0 million. Cash used in investing activities in the 2001 quarter also included approximately $483,000 paid to the former shareholders of AFFLINK, Inc. (formerly Affiliated Paper Companies, Inc.) and State Hotel Supply Company, Inc. as a result of certain contractual obligations under the purchase agreements. In the 2000 quarter, cash used in investing activities was $12.6 million. In the 2000 quarter, our total capital expenditures, excluding acquisitions of businesses, were $11.0 million. Cash used in investing activities in the 2000 quarter also included $1.7 million paid to the former shareholders of AFFLINK, related to the achievement of certain performance criteria under the purchase agreement.

Cash used in financing activities. Cash used in financing activities was $32.7 million in the 2001 quarter. In the 2001 quarter, cash flows from financing activities included approximately $906,000 of proceeds from industrial revenue bonds issued to finance the construction of a new produce-processing facility and proceeds of $3.1 million from the exercise of stock options. In the 2001 quarter, cash used in financing activities included $24.0 million of net repayments on our revolving credit facility, a decrease in outstanding checks in excess of deposits of $11.6 million and principal payments on long-term debt of $1.0 million. Cash used in financing activities was $1.3 million in the 2000 quarter. In the 2000 quarter, cash flows from financing activities included an increase in outstanding checks in excess of deposits of $6.8 million, proceeds of $2.7 million from industrial revenue bonds issued to finance the construction of a new produce-processing facility and proceeds of approximately $993,000 from the exercise of stock options. In the 2000 quarter, cash used in financing activities included $6.6 million paid by us to repurchase shares of our common stock in the open market for use in connection with our employee benefit plans and net repayments of $5.0 million on our revolving credit facility.

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

On April 4, 2001, our Board of Directors declared a 2-for-1 stock split effected as a 100% stock dividend. The stock dividend had a record date of April 23, 2001 and was distributed to shareholders on April 30, 2001. All references to the number of common shares and per common share amounts in this Form 10-Q/A have been restated to give retroactive effect to the stock split for all periods presented.

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

Forward-Looking Statements

This report on Form 10-Q/A and the documents incorporated by reference herein contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements, which are based on assumptions and estimates and describe our future plans, strategies and expectations, are generally identifiable by the use of the words "anticipate," "will," "believe," "estimate," "expect," "intend," "seek" or similar expressions. These forward-looking statements may address, among other things, our anticipated earnings, capital expenditures, contributions to our net sales by acquired companies, sales momentum, customer and product sales mix, expected efficiencies in our business and our ability to realize expected synergies from acquisitions. These forward-looking statements are subject to risks, uncertainties and assumptions.

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

Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits

10.34	Fourth Amendment to Credit Agreement dated March 6, 2001, among Performance Food Group Company, the lenders party thereto and First Union National Bank.*
10.35	Third Amendment to Certain Operative Agreements and Consent dated as of March 6, 2001.*
10.36	Trust Indenture between Fresh Advantage, Inc. and First Union National Bank dated as of February 1, 2001.*
10.37	Confirmation of Guaranty between Performance Food Group Company and First Union National Bank dated as of February 1, 2001.*
10.38	Amendment No. 1 to Irrevocable Letter of Credit with First Union National Bank dated as of February 1, 2001.*
15	Letter regarding unaudited information from KPMG LLP.

* Previously filed

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

Date: May 3, 2002