Form 10-Q/A
period 2001-06-30
PERFORMANCE FOOD GROUP CO
filed 2002-05-03
CIK 908254

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

EXPLANATORY NOTE

Unless this Form 10-Q/A indicates otherwise or the context otherwise requires, the terms "we," "our," "us," or "Performance Food Group" as used in this Form 10-Q/A refer to Performance Food Group Company and its subsidiaries. References in this Form 10-Q/A to the 2001 and 2000 quarters and periods refer to our restated fiscal quarters and our restated six-month periods ended June 30, 2001 and July 1, 2000, respectively, unless otherwise expressly stated or the context otherwise requires.

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

/s/KPMG LLP

Richmond, Virginia
July 30, 2001, except as to the effect of matters discussed in Note 2 which is as of March 26, 2002

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands)	June 30, 2001	December 30, 2000
	(restated)	(restated)
ASSETS
Current assets:
Cash	$9,791	$18,530
Trade accounts and notes receivable, net	161,459	167,814
Inventories	143,732	123,586
Other current assets	15,067	14,696

Total current assets	330,049	324,626

Property, plant and equipment, net	147,256	143,142
Intangible assets, net	303,228	239,311
Other assets	1,640	3,192

Total assets	$782,173	$710,271

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Outstanding checks in excess of deposits	$20,747	$36,724
Current installments of long-term debt	14,898	1,966
Trade accounts payable	149,964	133,285
Other current liabilities	62,051	57, 079

Total current liabilities	247,660	229,054

Long-term debt, excluding current installments	127,604	114,492
Deferred income taxes	9,701	9,701

Total liabilities	384,965	353,247

Shareholders' equity	397,208	357,024

Total liabilities and shareholders' equity	$782,173	$710,271

See accompanying notes to unaudited condensed consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES

Condensed Consolidated Statement of Earnings (Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	June 30, 2001	July 1, 2000	June 30, 2001	July 1, 2000
	(restated)	(restated)	(restated)	(restated)

Net sales	$794,822	$654,603	$1,518,297	$1,234,353
Cost of goods sold	686,366	567,975	1,316,244	1,070,316

Gross profit	108,456	86,628	202,053	164,037

Operating expenses	88,446	74,591	172,035	144,436

Operating profit	20,010	12,037	30,018	19,601

Other income (expense), net:
Interest expense	(2,161)	(1,499)	(3,803)	(2,888)
Other, net	(474)	(29)	(458)	40

Other expense, net	(2,635)	(1,528)	(4,261)	(2,848)

Earnings before income taxes	17,375	10,509	25,757	16,753

Income tax expense	6,602	3,993	9,787	6,366

Net earnings	$10,773	$6,516	$15,970	$10,387

Weighted average common shares outstanding	36,542	27,648	36,066	27,862
Basic net earnings per common share	$0.29	$0.24	$0.44	$0.37

Weighted average common shares and dilutive
potential common shares outstanding	37,857	28,770	37,383	28,771
Diluted net earnings per common share	$0.28	$0.23	$0.43	$0.36

See accompanying notes to unaudited condensed consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES

Condensed Consolidated Statement of Cash Flows (Unaudited)

	Six Months Ended
(In thousands)	June 30, 2001	July 1, 2000
	(restated)	(restated)

Cash flows from operating activities:
Net earnings	$15,970	$10,387
Adjustments to reconcile net earnings to net cash provided
by operating activities:
Depreciation	8,645	6,405
Amortization	4,257	1,876
ESOP contributions applied to principal of ESOP debt	285	273
Loss (gain) on disposal of property, plant and equipment	697	(2)
Change in operating assets and liabilities, net	16,554	(8,775)

Net cash provided by operating activities	46,408	10,164

Cash flows from investing activities:
Purchases of property, plant and equipment	(13,791)	(16,923)
Net cash paid for acquisitions	(43,806)	(2,299)
Proceeds from sale of property, plant and equipment	1,027	619
Decrease in intangibles and other assets	1,002	171

Net cash used in investing activities	(55,568)	(18,432)

Cash flows from financing activities:
Increase (decrease) in outstanding checks in excess of deposits	(15,977)	5,772
Net borrowings on notes payable to banks	13,002	9,554
Proceeds from issuance of long-term debt	906	3,455
Principal payments on long-term debt	(1,464)	(338)
Repurchases of common stock	-	(11,907)
Employee stock option, incentive and purchase plans and related income tax benefits	3,954	2,154

Net cash provided by financing activities	421	8,690

Net increase (decrease) in cash	(8,739)	422

Cash, beginning of period	18,530	5,606
Cash, end of period	$9,791	$6,028

See accompanying notes to unaudited condensed consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2001 and July 1, 2000

1. Basis of Presentation

The accompanying condensed consolidated financial statements of Performance Food Group Company and subsidiaries (the "Company") as of June 30, 2001 and for the three months and six months ended June 30, 2001 and July 1, 2000 are unaudited. The unaudited December 30, 2000 condensed consolidated balance sheet was derived from the restated audited consolidated balance sheet as of December 30, 2000 included in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2001. The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting, and in accordance with Rule 10-01 of Regulation S-X.

In the opinion of management, the unaudited condensed consolidated financial statements contained in this report reflect all adjustments, consisting of only normal recurring accruals, which are necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. References in this Form 10-Q/A to the 2001 and 2000 quarters and periods refer to the restated fiscal quarters and the restated six-month periods ended June 30, 2001 and July 1, 2000, respectively.

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

2. Restatement of Condensed Consolidated Financial Statements

In March 2002, the Company announced that it had identified certain accounting errors at one of its operating subsidiaries in its broadline segment. The errors resulted primarily from the failure of the accounting staff at this subsidiary to properly reconcile its accounting records to supporting detail and their failure to appropriately account for intercompany transactions with a division of this subsidiary, which resulted in an understatement of cost of goods sold for the subsidiary. The effect of the correction of the errors was to reduce previously reported net earnings by approximately $99,000 and $1.2 million for the 2001 quarter and period, respectively. The effect of the correction of the errors for both the 2000 quarter and period reduced previously reported net earnings by approximately $217,000. The condensed consolidated balance sheets as of June 30, 2001 and December 30, 2000, the condensed consolidated statements of earnings for the three-month and six-month periods ended June 30, 2001 and July 1, 2000 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2001 and July 1, 2000 and notes thereto included in this Form 10-Q/A have been restated to include the effects of the corrections of these errors, as follows:

Condensed Consolidated Balance Sheets	June 30, 2001		December 30, 2000
(In thousands)	As previously reported	Restated	As previously reported	Restated

Trade accounts and notes receivable, net	$161,459	$161,459	$167,444	$167,814
Total current assets	330,049	330,049	324,256	324,626
Other assets	1,640	1,640	2,987	3,192
Total assets	782,173	782,173	709,696	710,271

Outstanding checks in excess of deposits	$17,139	$20,747	$33,330	$36,724
Trade accounts payable	151,571	149,964	134,986	133,285
Other current liabilities	62,158	62,051	57,504	57,079
Total current liabilities	245,766	247,660	227,786	229,054
Total liabilities	383,071	384,965	351,979	353,247
Shareholders' equity	399,102	397,208	357,717	357,024
Total liabilities and shareholders' equity	782,173	782,173	709,696	710,271

	Three Months Ended
Condensed Consolidated Statement of Earnings	June 30, 2001		July 1, 2000
(In thousands, except per share amounts)	As previously reported	Restated	As previously reported	Restated

Net sales	$794,822	$794,822	$654,603	$654,603
Cost of goods sold	686,206	686,366	567,624	567,975
Gross profit	108,616	108,456	86,979	86,628
Operating profit	20,170	20,010	12,388	12,037
Earnings before income taxes	17,535	17,375	10,860	10,509
Income tax expense	6,663	6,602	4,127	3,993
Net earnings	10,872	10,773	6,733	6,516
Basic earnings per common share	0.30	0.29	0.24	0.24
Diluted earnings per common share	0.29	0.28	0.23	0.23

	Six Months Ended
Condensed Consolidated Statement of Earnings	June 30, 2001		July 1, 2000
(In thousands, except per share amounts)	As previously reported	Restated	As previously reported	Restated

Net sales	$1,518,297	$1,518,297	$1,234,353	$1,234,353
Cost of goods sold	1,314,306	1,316,244	1,069,965	1,070,316
Gross profit	203,991	202,053	164,388	164,037
Operating profit	31,956	30,018	19,952	19,601
Earnings before income taxes	27,695	25,757	17,104	16,753
Income tax expense	10,524	9,787	6,500	6,366
Net earnings	17,171	15,970	10,604	10,387
Basic earnings per common share	0.48	0.44	0.38	0.37
Diluted earnings per common share	0.46	0.43	0.37	0.36

3. Business Combinations

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

The condensed consolidated statements of earnings and cash flows reflect the results of these acquired companies from the dates of acquisition through June 30, 2001. The unaudited consolidated results of operations on a pro forma basis as though these acquisitions had been consummated as of the beginning of 2000 are as follows:

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	June 30, 2001	July 1, 2000	June 30, 2001	July 1, 2000
	(restated)	(restated)	(restated)	(restated)
Net sales	$794,822	$728,381	$1,544,405	$1,375,118
Gross profit	108,456	99,261	205,707	188,439
Net earnings	10,773	8,911	16,527	14,938
Basic net earnings per common share	$0.29	$0.25	$0.45	$0.41
Diluted net earnings per common share	0.28	0.24	0.44	0.40

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

(In thousands)	Broadline	Customized	Fresh-Cut	Corporate & Intersegment	Consolidated

2001 Quarter

Net external sales	$415,477	$312,396	$66,949	$-	$794,822
Intersegment sales	1,820	-	10,083	(11,903)	-
Operating profit (restated)	12,386	3,569	6,360	(2,305)	20,010
Total assets	438,021	123,904	199,209	21,039	782,173
Interest expense (income)	2,827	817	2,482	(3,965)	2,161
Depreciation	2,500	621	1,328	73	4,522
Amortization	1,362	-	1,003	25	2,390
Capital expenditures	4,508	671	739	1,155	7,073

(In thousands)	Broadline	Customized	Fresh-Cut	Corporate & Intersegment	Consolidated
2000 Quarter

Net external sales	$335,231	$287,261	$32,111	$-	$654,603
Intersegment sales	950	-	6,675	(7,625)	-
Operating profit (restated)	8,953	2,835	1,867	(1,618)	12,037
Total assets (restated)	321,096	114,444	51,243	15,595	502,378
Interest expense (income)	1,800	844	415	(1,560)	1,499
Depreciation	2,035	505	620	64	3,224
Amortization	790	-	114	21	925
Capital expenditures	2,710	627	2,453	153	5,943

(In thousands)	Broadline	Customized	Fresh-Cut	Corporate & Intersegment	Consolidated
2001 Period

Net external sales	$775,157	$610,447	$132,693	$-	$1,518,297
Intersegment sales	2,651	-	22,268	(24,919)	-
Operating profit (restated)	17,307	6,212	10,514	(4,015)	30,018
Total assets	438,021	123,904	199,209	21,039	782,173
Interest expense (income)	4,918	1,819	5,572	(8,506)	3,803
Depreciation	4,823	1,202	2,485	135	8,645
Amortization	2,203	-	2,007	47	4,257
Capital expenditures	9,765	1,281	1,085	1,660	13,791

(In thousands)	Broadline	Customized	Fresh-Cut	Corporate & Intersegment	Consolidated
2000 Period

Net external sales	$636,875	$533,405	$64,073	$-	$1,234,353
Intersegment sales	1,828	-	12,981	(14,809)	-
Operating profit (restated)	14,176	4,970	3,823	(3,368)	19,601
Total assets (restated)	321,096	114,444	51,243	15,595	502,378
Interest expense (income)	3,501	1,718	728	(3,059)	2,888
Depreciation	3,968	1,008	1,318	111	6,405
Amortization	1,595	-	229	52	1,876
Capital expenditures	8,249	765	6,775	1,134	16,923

6. New Accounting Standards

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

7. Subsequent Events

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unless this Form 10-Q/A indicates otherwise or the context otherwise requires, the terms "we," "our," "us," or "Performance Food Group" as used in this Form 10-Q/A refer to Performance Food Group Company and its subsidiaries. References in this Form 10-Q/A to the 2001 and 2000 quarters and periods refer to our restated fiscal quarters and our restated six-month periods ended June 30, 2001 and July 1, 2000, respectively, unless otherwise expressly stated or the context otherwise requires.

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

Restatement of Condensed Consolidated Financial Statements

In March 2002, we announced that we had identified certain accounting errors at one of our operating subsidiaries in our broadline segment. The errors resulted primarily from the failure of the accounting staff at this subsidiary to properly reconcile its accounting records to supporting detail and their failure to appropriately account for intercompany transactions with a division of this subsidiary, which resulted in an understatement of cost of goods sold for the subsidiary. The effect of the correction of the errors was to reduce previously reported net earnings by approximately $99,000 and $1.2 million for the 2001 quarter and period, respectively. The effect of the correction of the errors for both the 2000 quarter and period reduced previously reported net earnings by approximately $217,000. The condensed consolidated balance sheets as of June 30, 2001 and December 30, 2000, the condensed consolidated statements of earnings for the three-month and six-month periods ended June 30, 2001 and July 1, 2000 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2001 and July 1, 2000, the notes thereto and this discussion have been restated to include the effects of the corrections of these errors. The impact of the corrections of these errors is presented in Note 2 to the condensed consolidated financial statements included in this Form 10-Q/A.

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

Results of Operations

The following table sets forth, for the periods indicated, the components of our condensed consolidated statements of earnings expressed as a percentage of net sales:

	Three Months Ended		Six Months Ended
	June 30, 2001	July 1, 2000	June 30, 2001	July 1, 2000
	(restated)	(restated)	(restated)	(restated)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	86.3	86.8	86.7	86.7
Gross profit	13.7	13.2	13.3	13.3
Operating expenses	11.2	11.4	11.3	11.7
Operating profit	2.5	1.8	2.0	1.6
Other expense, net	0.3	0.2	0.3	0.2
Earnings before income taxes	2.2	1.6	1.7	1.4
Income tax expense	0.8	0.6	0.6	0.5
Net earnings	1.4%	1.0%	1.1%	0.9%

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

Gross profit. Gross profit increased 25.2% to $108.5 million in the 2001 quarter from $86.6 million in the 2000 quarter. Gross profit increased 23.2% to $202.1 million in the 2001 period from $164.0 million in the 2000 period. Gross profit margin, which we define as gross profit as a percentage of net sales, increased to 13.7% in the 2001 quarter, compared to 13.2% in the 2000 quarter. The increase in gross profit margin was due primarily to increased contribution from our fresh-cut segment, mainly as a result of the acquisition of Redi-Cut in December 2000, which typically has had higher gross profit margins than many of our other operating companies. Gross profit margin remained at 13.3% for the 2001 and 2000 periods.

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

Operating profit. Operating profit increased 66.2% to $20.0 million in the 2001 quarter from $12.0 million in the 2000 quarter. Operating profit increased 53.1% to $30.0 million in the 2001 period compared to $19.6 million in the 2000 period. Operating profit margin, which we define as operating profit as a percentage of net sales, increased to 2.5% in the 2001 quarter from 1.8% in the 2000 quarter, and to 2.0% in the 2001 period from 1.6% in the 2000 period.

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

Income tax expense. Income tax expense increased to $6.6 million in the 2001 quarter from $4.0 million in the 2000 quarter, and to $9.8 million in the 2001 period from $6.4 million in the 2000 period. As a percentage of earnings before income taxes, the provision for income taxes was 38.0% for the 2001 and 2000 quarters and periods.

Net earnings. Net earnings increased 65.3% to $10.8 million in the 2001 quarter compared to $6.5 million in the 2000 quarter. In the 2001 period, net earnings increased 53.7% to $16.0 million from $10.4 million in the 2000 period. As a percentage of net sales, net earnings increased to 1.4% in the 2001 quarter from 1.0% in the 2000 quarter, and to 1.1% in the 2001 period from 0.9% in the 2000 period.

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

Cash flows from operating activities. Cash provided by operating activities was $46.4 million for the 2001 period. In the 2001 period, the primary sources of cash from operating activities were net earnings and increased levels of trade payables and decreased levels of trade receivables, partially offset by increased levels of inventories. Cash provided by operating activities was $10.2 million for the 2000 period. In the 2000 period, the primary sources of cash from operations were net earnings and increased levels of trade payables, partially offset by increased levels of trade receivables and inventories.

Cash used in investing activities. Cash used in investing activities was $55.6 million for the 2001 period. Investing activities included additions to and disposals of property, plant and equipment and the acquisition of businesses. Our capital expenditures, excluding acquisitions of other businesses, for the 2001 period were $13.8 million. We anticipate that our total capital expenditures, excluding acquisitions, for fiscal 2001 will be approximately $33.0 million. Cash used in investing activities in the 2001 period also included a total of approximately $43.8 million paid for the acquisition of Empire Seafood Holding Corp. and to the former shareholders of Carroll County Foods, Inc., State Hotel Supply Company, Inc. and AFFLINK Incorporated (formerly Affiliated Paper Companies, Inc.), as a result of certain contractual obligations under the purchase agreements relating to the acquisitions. In the 2000 period, cash used in investing activities was $18.4 million. In the 2000 period, our total capital expenditures, excluding acquisitions of businesses, were $16.9 million. Cash used in investing activities in the 2000 period also included $2.3 million paid to the former shareholders of Dixon Tom-A-Toe Companies, Inc. and AFFLINK Inc., as a result of certain contractual obligations under the purchase agreements relating to the acquisitions.

Cash provided by financing activities. Cash provided by financing activities was $421,000 in the 2001 period. In the 2001 period, cash flows from financing activities included net borrowings of $13.0 million on our revolving credit facility, $906,000 of proceeds from industrial revenue bonds issued to finance the construction of a new produce-processing facility and proceeds of $4.0 million from the exercise of stock options. In the 2001 period, cash used in financing activities included a decrease in outstanding checks in excess of deposits of $16.0 million and principal payments on long-term debt of $1.5 million. Cash provided by financing activities was $8.7 million in the 2000 period. In the 2000 period, cash flows from financing activities included an increase in outstanding checks in excess of deposits of $5.8 million, net borrowings of $9.6 million on our revolving credit facility, proceeds of $3.5 million from industrial revenue bonds issued to finance the construction of a new produce-processing facility, and proceeds of $2.2 million from the exercise of stock options. In the 2000 period, cash used in financing activities included $11.9 million paid by us to repurchase shares of our common stock in the open market for use in connection with our employee benefit plans.

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

On July 3, 2001, subsequent to the end of the 2001 quarter, we entered into a receivables purchase facility, or the Receivables Facility, with a financial institution whereby the SPE discussed below sells an undivided interest in certain of our trade receivables. Pursuant to the Receivables Facility, we formed PFG Receivables Corporation, a wholly owned, special-purpose subsidiary, which we refer to as the SPE. The SPE was formed for the sole purpose of buying receivables generated by some of our operating units, and selling an undivided interest in those receivables to a financial institution. Under the Receivables Facility, our operating units irrevocably and without recourse, transfer a portion of their accounts receivable to the SPE. The SPE, in turn, has sold and, subject to certain conditions, may from time to time in the future, sell an undivided interest in these receivables to a financial institution. The amount of the undivided interest in the receivables owned by the financial institution cannot exceed $90 million at any one time. The proceeds from the initial sale of the undivided interest in these receivables were used to repay borrowings under our Credit Facility. As of July 3, 2001, the amount of the undivided interest owned by the financial institution under the Receivables Facility was $73 million. The agreement expires in July 2002, but can be renewed by mutual agreement between the financial institution and us. We will account for this two-step transaction under the provisions of Statement of Financial Accounting Standards, or SFAS, No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

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

Forward-Looking Statements

This Form 10-Q/A and the documents incorporated by reference herein contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements, which are based on assumptions and estimates and describe our future plans, strategies and expectations, are generally identifiable by the use of the words "anticipate," "will," "believe," "estimate," "expect," "intend," "seek" or similar expressions. These forward-looking statements may address, among other things, our anticipated earnings, capital expenditures, contributions to our net sales by acquired companies, sales momentum, customer and product sales mix, expected efficiencies in our business and our ability to realize expected synergies from acquisitions. These forward-looking statements are subject to risks, uncertainties and assumptions.

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

Item 4. Submission of Matters to a Vote of Security Holders
(a)	The annual meeting of shareholders was held on May 2, 2001.

(b)	The following Director nominees were elected by shareholders of record as of March 14, 2001:

	Class II	Votes in Favor	Votes Against	Abstentions
	Robert C. Sledd	14,121,428	317,345	-
	Fred C. Goad, Jr.	14,178,912	259,861	-

(c)	The following other matters were voted on by shareholders of record as of March 14, 2001:

		Votes in Favor	Votes Against	Abstentions
	Amendment to our 1993 Employee Stock Incentive Plan to increase the number of shares available for issuance thereunder.	8,790,023	4,299,854	52,469

	Amendment to our Employee Stock Purchase Plan to increase the number of shares available for issuance thereunder.	12,456,664	634,525	51,157

	Amendment to our Restated Charter to increase the number of authorized shares of common stock from 50,000,000 to 100,000,000.	12,210,653	2,173,939	54,181

Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits:

10.39	Fifth Amendment to Credit Agreement dated April 27, 2001, among Performance Food Group Company, the lenders party thereto and First Union National Bank.*
10.40	Second Amendment to Certain Operative Agreements and Consent dated as of April 27, 2001.*
10.41

Receivables Purchase Agreement dated July 3, 2001, by and among PFG Receivables Corporation, as Seller, Performance Food Group Company, as Servicer, Jupiter Securitization Corporation and Bank One, NA as Agent. (Schedules and other exhibits are omitted from this filing, but the Registrant will furnish supplemental copies of the omitted materials to the Securities and Exchange Commission upon request.) *

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