Form 10-Q/A
period 2001-09-29
PERFORMANCE FOOD GROUP CO
filed 2002-05-03
CIK 908254

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

EXPLANATORY NOTE

Unless this Form 10-Q/A indicates otherwise or the context otherwise requires, the terms "we," "our," "us," or "Performance Food Group" as used in this Form 10-Q/A refer to Performance Food Group Company and its subsidiaries. References in this Form 10-Q/A to the 2001 and 2000 quarters and periods refer to our restated fiscal quarters and restated nine-month periods ended September 29, 2001 and September 30, 2000, respectively, unless otherwise expressly stated or the context otherwise requires.

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

/s/KPMG LLP

Richmond, Virginia
October 29, 2001, except as to the effect of matters discussed in Note 2 which is as of March 26, 2002

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands)	September 29, 2001	December 30, 2000
	(restated)	(restated)
ASSETS
Current assets:
Cash	$16,041	$18,530
Accounts and notes receivable, net, including
retained interest in securitized receivables (Note 3)	102,215	167,814
Inventories	159,625	123,586
Other current assets	20,797	14,696

Total current assets	298,678	324,626

Property, plant and equipment, net	150,476	143,142
Intangible assets, net	367,691	239,311
Other assets	7,789	3,192

Total assets	$824,634	$710,271

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Outstanding checks in excess of deposits	$51,249	$36,724
Current installments of long-term debt	1,347	1,966
Trade accounts payable	155,117	133,285
Other current liabilities	67,645	57,079

Total current liabilities	275,358	229,054

Long-term debt, excluding current installments	88,544	114,492
Deferred income taxes	9,845	9,701

Total liabilities	373,747	353,247

Shareholders' equity	450,887	357,024

Total liabilities and shareholders' equity	$824,634	$710,271

See accompanying notes to unaudited condensed consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES

Condensed Consolidated Statement of Earnings (Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	September 29, 2001	September 30, 2000	September 29, 2001	September 30, 2000
	(restated)	(restated)	(restated)	(restated)

Net sales	$798,807	$693,127	$2,317,104	$1,927,480
Cost of goods sold	690,597	601,191	2,006,841	1,671,507

Gross profit	108,210	91,936	310,263	255,973

Operating expenses	87,943	78,084	259,978	222,520

Operating profit	20,267	13,852	50,285	33,453

Other income (expense), net:
Interest expense	(1,252)	(1,716)	(5,055)	(4,604)
Loss on sale of receivables	(836)	-	(836)	-
Other, net	(25)	10	(483)	50

Other expense, net	(2,113)	(1,706)	(6,374)	(4,554)

Earnings before income taxes	18,154	12,146	43,911	28,899

Income tax expense	6,899	4,616	16,686	10,982

Net earnings	$11,255	$7,530	$27,225	$17,917

Weighted average common shares outstanding	36,944	27,966	36,359	27,897
Basic net earnings per common share	$0.30	$0.27	$0.75	$0.64

Weighted average common shares and dilutive
potential common shares outstanding	38,377	29,394	37,719	28,974
Diluted net earnings per common share	$0.29	$0.26	$0.72	$0.62

See accompanying notes to unaudited condensed consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES

Condensed Consolidated Statement of Cash Flows (Unaudited)
	Nine Months Ended
(In thousands)	September 29, 2001	September 30, 2000
	(restated)	(restated)
Cash flows from operating activities:
Net earnings	$27,225	$17,917
Adjustments to reconcile net earnings to net cash provided
by operating activities:
Depreciation	13,280	10,105
Amortization	6,861	2,848
ESOP contributions applied to principal of ESOP debt	430	412
Loss on disposal of property, plant and equipment	898	36
Change in operating assets and liabilities, net, including proceeds received of $78 million from the sale of receivables under the
receivables purchase facility (Note 3)	79,102	(23,765)

Net cash provided by operating activities	127,796	7,553

Cash flows from investing activities:
Purchases of property, plant and equipment	(20,357)	(22,059)
Net cash for acquisitions	(98,373)	(8,800)
Proceeds from sale of property, plant and equipment	2,700	634
Decrease (increase) in intangibles and other assets	(5,148)	228

Net cash used in investing activities	(121,178)	(29,997)

Cash flows from financing activities:
Increase in outstanding checks in excess of deposits	12,346	16,120
Net borrowings (repayments) on notes payable to banks	(26,998)	15,032
Proceeds from issuance of long-term debt	906	3,454
Principal payments on long-term debt	(1,823)	(634)
Repurchases of common stock	-	(11,907)
Employee stock option, incentive and purchase plans
and related income tax benefits	6,462	4,380

Net cash provided by (used in) financing activities	(9,107)	26,445

Net increase (decrease) in cash	(2,489)	4,001

Cash, beginning of period	18,530	5,606
Cash, end of period	$16,041	$9,607

See accompanying notes to unaudited condensed consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements
September 29, 2001 and September 30, 2000

1. Basis of Presentation

The accompanying condensed consolidated financial statements of Performance Food Group Company and subsidiaries (the "Company") as of September 29, 2001 and for the three months and nine months ended September 29, 2001 and September 30, 2000 are unaudited. The unaudited December 30, 2000 condensed consolidated balance sheet was derived from the restated audited consolidated balance sheet as of December 30, 2000 included in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2001. The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting, and in accordance with Rule 10-01 of Regulation S-X.

In the opinion of management, the unaudited condensed consolidated financial statements contained in this report reflect all adjustments, consisting of only normal recurring accruals, which are necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. References in this Form 10-Q/A to the 2001 and 2000 quarters and periods refer to the restated fiscal quarters and the restated nine-month periods ended September 29, 2001 and September 30, 2000, respectively.

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

2. Restatement of Condensed Consolidated Financial Statements

In March 2002, the Company announced that it had identified certain accounting errors at one of its operating subsidiaries in its broadline segment. The errors resulted primarily from the failure of the accounting staff at this subsidiary to properly reconcile its accounting records to supporting detail and their failure to appropriately account for intercompany transactions with a division of this subsidiary, which resulted in an understatement of cost of goods sold for the subsidiary. The effect of the correction of the errors was to reduce previously reported net earnings by $1.7 million and $2.9 million for the 2001 quarter and period, respectively. The effect of the correction of the errors for the 2000 quarter and period reduced previously reported net earnings by approximately $800,000 and $1.0 million, respectively. The condensed consolidated balance sheets as of September 29, 2001 and December 30, 2000, the condensed consolidated statements of earnings for the three-month and nine-month periods ended September 29, 2001 and September 30, 2000 and the condensed consolidated statements of cash flows for the nine-month periods ended September 29, 2001 and September 30, 2000, and notes thereto included in this Form 10-Q/A have been restated to include the effects of the corrections of these errors, as follows:

Condensed Consolidated Balance Sheets	September 29, 2001		December 30, 2000
(In thousands)	As previously reported	Restated	As previously reported	Restated

Accounts and notes receivable, net,
including retained interest in securitized receivables	$102,215	$102,215	$167,444	$167,814
Total current assets	298,678	298,678	324,256	324,626
Other assets	7,789	7,789	2,987	3,192
Total assets	824,634	824,634	709,696	710,271

Outstanding checks in excess of deposits	$47,062	$51,249	$33,330	$36,724
Trade accounts payable	155,086	155,117	134,986	133,285
Other current liabilities	68,303	67,645	57,504	57,079
Total current liabilities	271,798	275,358	227,786	229,054
Total liabilities	370,187	373,747	351,979	353,247
Shareholders' equity	454,447	450,887	357,717	357,024
Total liabilities and shareholders' equity	824,634	824,634	709,696	710,271

Condensed Consolidated Statement of Earnings	Three Months Ended
	September 29, 2001		September 30, 2000
(In thousands, except per share amounts)	As previously reported	Restated	As previously reported	Restated

Net sales	$798,807	$798,807	$693,127	$693,127
Cost of goods sold	687,910	690,597	599,904	601,191
Gross profit	110,897	108,210	93,223	91,936
Operating profit	22,954	20,267	15,139	13,852
Earnings before income taxes	20,841	18,154	13,433	12,146
Income tax expense	7,920	6,899	5,104	4,616
Net earnings	12,921	11,255	8,329	7,530
Basic earnings per common share	0.35	0.30	0.30	0.27
Diluted earnings per common share	0.34	0.29	0.28	0.26

Condensed Consolidated Statement of Earnings	Nine Months Ended
	September 29, 2001		September 30, 2000
(In thousands, except per share amounts)	As previously reported	Restated	As previously reported	Restated

Net sales	$2,317,104	$2,317,104	$1,927,480	$1,927,480
Cost of goods sold	2,002,216	2,006,841	1,669,869	1,671,507
Gross profit	314,888	310,263	257,611	255,973
Operating profit	54,910	50,285	35,091	33,453
Earnings before income taxes	48,536	43,911	30,537	28,899
Income tax expense	18,444	16,686	11,604	10,982
Net earnings	30,092	27,225	18,933	17,917
Basic earnings per common share	0.83	0.75	0.68	0.64
Diluted earnings per common share	0.80	0.72	0.65	0.62

3. Receivables Purchase Facility

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

The Company received approximately $78.0 million of proceeds for receivables sold under the Receivables Facility in the 2001 quarter. At September 29, 2001, accounts receivable included approximately $35.4 million of residual interest ("Residual Interest"), which represents the Company's retained interest in receivables held by PFG Receivables Corporation. The Residual Interest was measured using the estimated discounted cash flows of the underlying accounts receivable based on estimated collections and a discount rate equivalent to the Company's incremental borrowing rate. The loss on sale of receivables of $836,000 in the 2001 quarter and period is included in other expense, net, in the Condensed Consolidated Statement of Earnings in this Form 10-Q/A and represents the Company's cost of securitizing those receivables with the financial institution.

The Company records the sale of undivided interests in accounts receivable to the financial institution in accordance with Statement of Financial Accounting Standards ("SFAS") No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Accordingly, at the time the undivided interests in receivables are sold, the receivables are removed from the Company's balance sheet. The Company records a loss on the sale of undivided interests in these receivables, which includes a discount based on the receivables' credit quality and a financing cost for the financial institution, based upon a 30-day commercial-paper rate. At September 29, 2001, the rate under the Receivables Facility was approximately 3.99%.

4. Business Combinations

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

On December 13, 2000, the Company acquired all of the outstanding common stock and membership interests of Redi-Cut Foods, Inc. and its affiliates, Kansas City Salad, L.L.C and K. C. Salad Real Estate, L.L.C. (collectively "Redi-Cut"), a privately owned processor of fresh-cut produce with facilities in Franklin Park, Illinois, a suburb of Chicago, and Kansas City, Missouri. Redi-Cut provides fresh-cut produce mainly to third-party distributors for resale primarily to quick-service restaurants such as McDonald's, KFC, Taco Bell, Pizza Hut and Burger King.

On August 4, 2000, the Company acquired all of the outstanding common stock of Carroll County Foods, Inc. ("Carroll County"), a privately owned broadline foodservice distributor based in New Windsor, Maryland. Carroll County provides products and services to traditional foodservice accounts in a region that includes Baltimore, Maryland and Washington, D.C.

The acquisitions of SFC, Empire, Redi-Cut and Carroll County have been accounted for using the purchase method; therefore, the acquired assets and liabilities have been recorded at their estimated fair values at the dates of acquisition. The excess of the total purchase price over the total fair value of tangible net assets acquired was approximately $269.5 million and is being amortized on a straight-line basis over estimated lives ranging from 5 to 40 years. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the goodwill related to the acquisition of SFC is not being amortized (see Note 7). The goodwill of Empire, Redi-Cut and Carroll County is being amortized until the Company's fiscal year beginning December 30, 2001, at which time, in accordance with SFAS No. 142, the Company will no longer amortize goodwill. The preliminary allocations of the excess purchase price of the SFC and Empire acquisitions are subject to final adjustment.

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

The condensed consolidated statements of earnings and cash flows reflect the results of these acquired companies from the dates of acquisition through September 29, 2001. The unaudited consolidated results of operations, on a pro forma basis as though these acquisitions had been consummated as of the beginning of 2000, are as follows:
	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	September 29, 2001	September 30, 2000	September 29, 2001	September 30, 2000
	(restated)	(restated)	(restated)	(restated)

Net sales	$826,666	$769,807	$2,445,686	$2,199,029
Gross profit	114,317	106,737	335,424	307,048
Net earnings	10,351	9,825	26,837	23,194
Basic net earnings per common share	$0.27	$0.26	$0.71	$0.62
Diluted net earnings per common share	0.26	0.25	0.68	0.60

The pro forma results are presented for informational purposes only and may not be indicative of the operating results that would have occurred had the SFC, Empire, Redi-Cut and Carroll County acquisitions been consummated as of the beginning of 2000.

5. Supplemental Cash Flow Information

Supplemental disclosures of cash flow information for the 2001 and 2000 periods are as follows:
	Nine Months Ended
(In thousands)	September 29, 2001	September 30, 2000
Cash paid during the period for:
Interest	$5,730	$3,799
Income taxes	$10,460	$7,906

6. Industry Segment Information

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

(In thousands)	Broadline	Customized	Fresh-Cut	Corporate & Intersegment	Consolidated

2001 Quarter
Net external sales	$422,400	$312,737	$63,670	$-	$798,807
Intersegment sales	5,612	-	8,716	(14,328)	-
Operating profit (restated)	10,891	3,670	7,546	(1,840)	20,267
Total assets	476,607	100,285	198,365	49,377	824,634
Interest expense (income)	1,400	542	2,115	(2,805)	1,252
Loss (gain) on sale of receivables	1,572	387	-	(1,123)	836
Depreciation	2,489	622	1,341	183	4,635
Amortization	1,437	-	1,142	25	2,604
Capital expenditures	2,498	573	2,482	1,013	6,566

(In thousands)	Broadline	Customized	Fresh-Cut	Corporate & Intersegment	Consolidated
2000 Quarter

Net external sales	$369,887	$292,650	$30,590	$-	$693,127
Intersegment sales	1,061	-	6,041	(7,102)	-
Operating profit (restated)	9,390	3,109	2,758	(1,405)	13,852
Total assets (restated)	340,760	116,389	56,530	15,744	529,423
Interest expense (income)	2,200	874	420	(1,778)	1,716
Depreciation	2,137	508	988	67	3,700
Amortization	836	-	115	21	972
Capital expenditures	2,791	480	1,783	82	5,136

(In thousands)	Broadline	Customized	Fresh-Cut	Corporate & Intersegment	Consolidated
2001 Period

Net external sales	$1,197,557	$923,184	$196,363	$-	$2,317,104
Intersegment sales	8,263	-	30,984	(39,247)	-
Operating profit (restated)	28,198	9,882	18,060	(5,855)	50,285
Total assets	476,607	100,285	198,365	49,377	824,634
Interest expense (income)	6,318	2,361	7,687	(11,311)	5,055
Loss (gain) on sale of receivables	1,572	387	-	(1,123)	836
Depreciation	7,312	1,824	3,826	318	13,280
Amortization	3,640	-	3,149	72	6,861
Capital expenditures	12,263	1,854	3,567	2,673	20,357

(In thousands)	Broadline	Customized	Fresh-Cut	Corporate & Intersegment	Consolidated
2000 Period

Net external sales	$1,006,762	$826,055	$94,663	$-	$1,927,480
Intersegment sales	2,889	-	19,022	(21,911)	-
Operating profit (restated)	23,566	8,079	6,581	(4,773)	33,453
Total assets (restated)	340,760	116,389	56,530	15,744	529,423
Interest expense (income)	5,701	2,592	1,148	(4,837)	4,604
Depreciation	6,105	1,516	2,306	178	10,105
Amortization	2,431	-	344	73	2,848
Capital expenditures	11,040	1,245	8,558	1,216	22,059

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

8. Subsequent Events

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

Also on October 16, 2001, the Company entered into a new $200.0 million credit facility (the "New Credit Facility") with several financial institutions, which replaces the Company's $85.0 million credit facility and $5.0 million working capital line of credit. The New Credit Facility expires in 2006 and bears interest at a floating rate equal to, at the Company's election, the agent bank's prime rate or a spread over LIBOR, which varies based upon the Company's leverage ratio, as defined in the credit agreement. The New Credit Facility also requires the maintenance of certain financial ratios as defined in the credit agreement and contains customary events of default. The New Credit Facility allows for the issuance of up to $40.0 million of standby letters of credit, which reduce borrowings available under the New Credit Facility. The New Credit Facility also requires that the Company's existing subsidiaries and, subject to limited exceptions, future subsidiaries, guarantee all of the Company's borrowings, letters of credit and other obligations under the New Credit Facility. At October 16, 2001, the Company had no borrowings outstanding under the New Credit Facility.

On October 24, 2001, the Company settled its litigation with Maxwell Chase Technologies, LLC. This settlement did not have a material effect on our financial conditions or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unless this Form 10-Q/A indicates otherwise or the context otherwise requires, the terms "we," "our," "us," or "Performance Food Group" as used in this Form 10-Q/A refer to Performance Food Group Company and its subsidiaries. References in this Form 10-Q/A to the 2001 and 2000 quarters and periods refer to our restated fiscal quarters and our restated nine-month periods ended September 29, 2001 and September 30, 2000, respectively, unless otherwise expressly stated or the context otherwise requires.

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

Restatement of Condensed Consolidated Financial Statements

In March 2002, we announced that we had identified certain accounting errors at one of our operating subsidiaries in our broadline segment. The errors resulted primarily from the failure of the accounting staff at this subsidiary to properly reconcile its accounting records to supporting detail and their failure to appropriately account for intercompany transactions with a division of this subsidiary, which resulted in an understatement of cost of goods sold for the subsidiary. The effect of the correction of the errors was to reduce previously reported net earnings by $1.7 million and $2.9 million for the 2001 quarter and period, respectively. The effect of the correction of the errors for the 2000 quarter and period reduced previously reported net earnings by approximately $800,000 and $1.0 million, respectively. The condensed consolidated balance sheets as of September 29, 2001 and December 30, 2000, the condensed consolidated statements of earnings for the three-month and nine-month periods ended September 29, 2001 and September 30, 2000 and the condensed consolidated statements of cash flows for the nine-month periods ended September 29, 2001 and September 30, 2000, the notes thereto and this discussion have been restated to include the effects of the corrections of these errors. The impact of the corrections of these errors is presented in Note 2 to the condensed consolidated financial statements included in this Form 10-Q/A.

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

Results of Operations

The following table sets forth, for the periods indicated, the components of our condensed consolidated statements of earnings expressed as a percentage of net sales:
	Three Months Ended		Nine Months Ended
	September 29, 2001	September 30, 2000	September 29, 2001	September 30, 2000
	(restated)	(restated)	(restated)	(restated)

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	86.5	86.7	86.6	86.7
Gross profit	13.5	13.3	13.4	13.3
Operating expenses	11.0	11.3	11.2	11.6
Operating profit	2.5	2.0	2.2	1.7
Other expense, net	0.3	0.2	0.3	0.2
Earnings before income taxes	2.2	1.8	1.9	1.5
Income tax expense	0.8	0.7	0.7	0.6
Net earnings	1.4%	1.1%	1.2%	0.9%

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

Gross profit. Gross profit increased 17.7% to $108.2 million in the 2001 quarter from $91.9 million in the 2000 quarter. Gross profit increased 21.2% to $310.3 million in the 2001 period from $256.0 million in the 2000 period. Gross profit margin, which we define as gross profit as a percentage of net sales, increased to 13.5% in the 2001 quarter and 13.4% in the 2001 period, compared to 13.3% in both the 2000 quarter and period. The increase in gross profit margin was due primarily to increased contribution from our fresh-cut segment, mainly as a result of the acquisition of Redi-Cut in December 2000, which typically has had higher gross profit margins than many of our other operating companies. These gross profit percentages reflect higher cost of goods sold at the broadline subsidiary where the accounting errors discussed above occurred.

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

Operating profit. Operating profit increased 46.3% to $20.3 million in the 2001 quarter from $13.9 million in the 2000 quarter. Operating profit increased 50.3% to $50.3 million in the 2001 period compared to $33.5 million in the 2000 period. Operating profit margin, which we define as operating profit as a percentage of net sales, increased to 2.5% in the 2001 quarter from 2.0% in the 2000 quarter, and to 2.2% in the 2001 period from 1.7% in the 2000 period.

Other expense, net. Other expense, net, increased to $2.1 million in the 2001 quarter from $1.7 million in the 2000 quarter, and to $6.4 million in the 2001 period from $4.6 million in the 2000 period. Included in other expense, net, was interest expense of $1.3 million in the 2001 quarter, compared with interest expense of $1.7 million in the 2000 quarter and interest expense of $5.1 million in the 2001 period, compared with interest expense of $4.6 million in the 2000 period. Interest expense for both the 2001 quarter and period was reduced due to lower interest rates than the 2000 quarter and period, offset in part by higher average borrowing levels in the 2001 period. In the 2001 quarter and period, other expense, net, included a loss on the sale of undivided interests in receivables of approximately $836,000, related to the receivables purchase facility, described in the "Liquidity and Capital Resources" section of this Form 10-Q/A.

Income tax expense. Income tax expense increased to $6.9 million in the 2001 quarter from $4.6 million in the 2000 quarter, and to $16.7 million in the 2001 period from $11.0 million in the 2000 period. As a percentage of earnings before income taxes, the provision for income taxes was 38.0% for the 2001 and 2000 quarters and periods.

Net earnings. Net earnings increased 49.5% to $11.3 million in the 2001 quarter compared to $7.5 million in the 2000 quarter. In the 2001 period, net earnings increased 52.0% to $27.2 million from $17.9 million in the 2000 period. As a percentage of net sales, net earnings increased to 1.4% in the 2001 quarter from 1.1% in the 2000 quarter, and to 1.2% in the 2001 period from 0.9% in the 2000 period.

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

Cash flows from operating activities. Cash provided by operating activities was $127.8 million for the 2001 period. In the 2001 period, the primary sources of cash from operating activities were net earnings, proceeds of $78.0 million received under the receivables purchase facility discussed below, and increased levels of income taxes payable, partially offset by increased levels of inventories. Cash provided by operating activities was $7.6 million for the 2000 period. In the 2000 period, the primary sources of cash from operations were net earnings and increased levels of trade payables, partially offset by increased levels of trade receivables and inventories.

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

We received approximately $78.0 million of proceeds for receivables sold under the Receivables Facility in the 2001 quarter. At September 29, 2001, accounts receivable included approximately $35.4 million of residual interest, or Residual Interest, which represents our retained interest in receivables held by PFG Receivables Corporation. The Residual Interest was measured using the estimated discounted cash flows of the underlying accounts receivable based on estimated collections and a discount rate equivalent to our estimated borrowing rate. The loss on sale of receivables of $836,000 in the 2001 quarter and period is included in other expense, net, in the condensed consolidated statement of earnings in this Form 10-Q/A and represents our cost of securitizing those receivables with the financial institution.

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

Cash used in investing activities. Cash used in investing activities was $121.2 million for the 2001 period. Investing activities included additions to and disposals of property, plant and equipment and the acquisition of businesses. Our capital expenditures, excluding acquisitions of other businesses, for the 2001 period were $20.4 million. We anticipate that our total capital expenditures, excluding acquisitions, for fiscal 2001 will be approximately $30.0 million. Cash used in investing activities in the 2001 period included a total of approximately $98.4 million paid for the acquisitions of Springfield Foodservice Corporation, or SFC, and Empire Seafood Holding Corp. and to the former shareholders of Carroll County Foods, Inc., State Hotel Supply Company, Inc. and AFFLINK Incorporated (formerly Affiliated Paper Companies, Inc.), which were acquired in 2000, 1999 and 1998, respectively, as a result of certain contractual obligations under the purchase agreements relating to those acquisitions. In the 2000 period, cash used in investing activities was $30.0 million. In the 2000 period, our total capital expenditures, excluding acquisitions of businesses, were $22.1 million. Cash used in investing activities in the 2000 period also included approximately $8.8 million paid for the acquisition of Carroll County and to the former shareholders of Dixon Tom-A-Toe Companies, Inc. and AFFLINK Inc., which were acquired in 1999 and 1998, respectively, as a result of certain contractual obligations in the purchase agreements relating to those acquisitions.

Cash used in financing activities. Cash used in financing activities was approximately $9.1 million in the 2001 period. In the 2001 period, cash used in financing activities included net repayments of approximately $27.0 million on our revolving credit facility and principal payments on long-term debt of approximately $1.8 million. In the 2001 period, cash flows from financing activities included an increase in outstanding checks in excess of deposits of approximately $12.3 million, and proceeds of $6.5 million from the exercise of stock options. Cash provided by financing activities was approximately $26.4 million in the 2000 period. In the 2000 period, cash flows from financing activities included an increase in outstanding checks in excess of deposits of $16.1 million, net borrowings of $15.0 million on our revolving credit facility, proceeds of $3.5 million from industrial revenue bonds issued to finance the construction of a new produce-processing facility, and proceeds of $4.4 million from the exercise of stock options. In the 2000 period, cash used in financing activities included $11.9 million paid by us to repurchase shares of our common stock in the open market for use in connection with our employee benefit plans.

In March 1999, we entered into an $85.0 million revolving credit facility with a group of commercial banks. In addition, we entered into a $5.0 million working capital line of credit with one of those banks. Collectively, these two facilities are referred to as the Credit Facility. Approximately $20.0 million was outstanding under the Credit Facility at September 29, 2001. The Credit Facility also allows the issuance of up to $20.0 million of standby letters of credit, of which $7.3 million were outstanding at September 29, 2001, that reduce borrowings available under the Credit Facility. At September 29, 2001, we had $62.7 million available under the Credit Facility, subject to compliance with customary borrowing conditions. The Credit Facility bears interest at LIBOR plus a spread over LIBOR, which varies based on our ratio of funded debt to total capital. At September 29, 2001, borrowings under the Credit Facility bore interest at 3.84% per annum. Subsequent to the end of the 2001 quarter, we replaced the Credit Facility with a new $200.0 million credit facility that we entered into with several financial institutions, referred to as the New Credit Facility. This New Credit Facility is described in the "Subsequent Events" section of this Form 10-Q/A.

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

Subsequent to the end of the 2001 quarter, we completed offerings of common stock and convertible notes and entered into the New Credit Facility. These offerings and the New Credit Facility are described in the "Subsequent Events" section of this Form 10-Q/A. We believe that our cash flows from operations, borrowings under our New Credit Facility and our master operating lease facilities, the sale of undivided interests in trade receivables under the Receivables Facility and proceeds from the stock and notes offerings described above will be sufficient to fund our operations and currently anticipated capital expenditures for the next 18 months. However, we may require additional sources of financing depending upon our future acquisition plans.

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

Subsequent to the end of the 2001 quarter, we acquired all the outstanding common stock of Fresh International Corp., referred to as Fresh Express. The acquisition of Fresh Express is described in the "Subsequent Events" section of this Form 10-Q/A.

Recently Issued Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board, or FASB, issued SFAS No. 141, Business Combinations. SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method and also specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. We adopted SFAS No. 141 in the 2001 quarter with our acquisition of SFC.

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

PERFORMANCE FOOD GROUP COMPANY

	By:	/s/Roger S. Boeve
Roger L. Boeve
Executive Vice President & Chief Financial Officer

Date: May 3, 2002