Form 10-Q
period 2002-03-30
PERFORMANCE FOOD GROUP CO
filed 2002-05-14
CIK 908254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 30, 2002

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

As of May 10, 2002, 44,027,874 shares of the Registrant's Common Stock were outstanding.

Independent Accountants' Review Report

The Board of Directors and Shareholders
Performance Food Group Company:

We have reviewed the accompanying condensed consolidated balance sheet of Performance Food Group Company and subsidiaries (the Company) as of March 30, 2002, and the related condensed consolidated statements of earnings and cash flows for the three-month periods ended March 30, 2002 and March 31, 2001. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Performance Food Group Company and subsidiaries as of December 29, 2001, and the related consolidated statements of earnings, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated March 26, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 29, 2001 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/KPMG LLP

Richmond, Virginia
April 29, 2002

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands)	March 30, 2002	December 29, 2001

ASSETS
Current assets:
Cash and cash equivalents	$90,916	$68,274
Accounts and notes receivable, net, including
retained interest in securitized receivables	152,292	140,851
Inventories	181,368	176,245
Other current assets	45,060	32,419

Total current assets	469,636	417,789

Property, plant and equipment, net	250,180	247,197
Intangible assets, net	608,829	604,312
Other assets	8,729	8,493

Total assets	$1,337,374	$1,277,791

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Outstanding checks in excess of deposits	$48,796	$50,996
Current installments of long-term debt	2,320	1,879
Trade accounts payable	199,047	183,457
Other current liabilities	120,024	111,702

Total current liabilities	370,187	348,034

Long-term debt, excluding current installments	269,652	270,594
Deferred income taxes	75,043	50,966

Total liabilities	714,882	669,594

Shareholders' equity	622,492	608,197

Total liabilities and shareholders' equity	$1,337,374	$1,277,791

See accompanying notes to unaudited condensed consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings (Unaudited)

	Three Months Ended

(In thousands, except per share amounts)	March 30, 2002	March 31, 2001

Net sales	$996,903	$723,475
Cost of goods sold	843,578	629,878

Gross profit	153,325	93,597

Operating expenses	131,909	83,589

Operating profit	21,416	10,008

Other income (expense), net:
Interest expense	(4,299)	(1,642)
Loss on sale of receivables	(438)	-
Other, net	531	16

Other expense, net	(4,206)	(1,626)

Earnings before income taxes	17,210	8,382

Income tax expense	6,454	3,185

Net earnings	$10,756	$5,197

Weighted average common shares outstanding	43,847	35,591
Basic net earnings per common share	$0.25	$0.15

Weighted average common shares and dilutive
potential common shares outstanding	45,411	37,406
Diluted net earnings per common share	$0.24	$0.14

See accompanying notes to unaudited condensed consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended

(In thousands)	March 30, 2002	March 31, 2001

Cash flows from operating activities:
Net earnings	$10,756	$5,197
Adjustments to reconcile net earnings to net cash provided
by operating activities:
Depreciation	8,310	4,123
Amortization	1,782	1,867
ESOP contributions applied to principal of ESOP debt	165	141
Loss (gain) on disposal of property, plant and equipment	(57)	21
Change in operating assets and liabilities, net	12,606	21,475

Net cash provided by operating activities	33,562	32,824

Cash flows from investing activities:
Purchases of property, plant and equipment	(11,657)	(6,718)
Net cash paid for acquisitions	-	(483)
Proceeds from sale of property, plant and equipment	420	414
Decrease (increase) in intangibles and other assets	(356)	1,209

Net cash used in investing activities	(11,593)	(5,578)

Cash flows from financing activities:
Decrease in outstanding checks in excess of deposits	(2,200)	(11,586)
Net repayments on notes payable to banks	-	(23,998)
Proceeds from issuance of long-term debt	-	906
Principal payments on long-term debt	(501)	(1,039)
Employee stock option, incentive and purchase plans
and related income tax benefits	3,374	3,064

Net cash provided by (used in) financing activities	673	(32,653)

Net increase (decrease) in cash	22,642	(5,407)

Cash, beginning of period	68,274	18,530
Cash, end of period	$90,916	$13,123

See accompanying notes to unaudited condensed consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 30, 2002 and March 31, 2001

1. Basis of Presentation

The accompanying condensed consolidated financial statements of Performance Food Group Company and subsidiaries (the "Company") as of March 30, 2002 and for the three months ended March 30, 2002 and March 31, 2001 are unaudited. The unaudited December 29, 2001 condensed consolidated balance sheet was derived from the audited consolidated balance sheet included in the Company's latest Annual Report on Form 10-K. The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting, and in accordance with Rule 10-01 of Regulation S-X.

In the opinion of management, the unaudited condensed consolidated financial statements contained in this report reflect all adjustments, consisting of only normal recurring accruals, which are necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. References in this Form 10-Q to the 2002 and 2001 quarters refer to the Company's fiscal quarters ended March 30, 2002 and March 31, 2001, respectively.

These unaudited condensed consolidated financial statements, note disclosures and other information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K.

  Summary of Significant Accounting Policies

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. Other intangible assets consist of trade names, non-compete agreements, customer relationships and debt issuance costs. In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). SFAS No. 142 requires goodwill to be tested for impairment under certain circumstances, and written down when impaired, rather than being amortized as previous accounting standards required. Furthermore, SFAS No. 142 requires intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite.

SFAS No. 142 was effective at the beginning of 2002, except for goodwill and other intangible assets resulting from business combinations completed subsequent to June 30, 2001, for which the standard was effective beginning July 1, 2001. In accordance with SFAS No. 142, the Company ceased amortizing goodwill and other intangible assets with indefinite lives as of the beginning of 2002. Other intangible assets with definite lives are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally five to 40 years. Other intangible assets with indefinite lives are not amortized. For the 2002 and 2001 quarters, the Company recorded $1.8 million and $1.9 million of amortization expense on intangible assets. The following table presents the impact of SFAS No. 142 on net earnings and net earnings per share had SFAS No. 142 been in effect for the 2001 quarter:

	Three Months Ended
(In thousands, except per share amounts)	March 30, 2002	March 31, 2001

Net earnings, as reported	$10,756	$5,197

Amortization of goodwill and amortization of trade name,
non-compete agreement and customer relationships previously
classified as goodwill, net of income tax effects	-	855

Net income, adjusted	$10,756	$6,052

Basic net earnings per common share, as reported	$0.25	$0.15

Basic net earnings per common share, adjusted	$0.25	$0.17

Diluted net earnings per common share, as reported	$0.24	$0.14

Diluted net earnings per common share, adjusted	$0.24	$0.16

The Company is required to perform goodwill impairment tests annually and more often in certain circumstances. The Company did not recognize any transitional impairment loss as a result of the adoption of SFAS No. 142 in the 2002 quarter.

Net Earnings Per Common Share

Basic net earnings per common share ("EPS") is computed by dividing net income available to common shareholders (numerator) by the weighted-average number of common shares outstanding (denominator) during the period. Diluted EPS is calculated using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be repurchased upon the exercise of stock options. Options to purchase 448,000 shares were outstanding at March 30, 2002, but were not included in the computation of diluted shares for the 2002 quarter, because the exercise prices of these options were greater than the average market price of common shares for the 2002 quarter. The exercise prices of these options ranged from $35.45 to $38.50. In October 2001, the Company issued $201.3 million aggregate principal amount of 5 1/2% convertible subordinated notes due in 2008 (the "Convertible Notes"). For the 2002 quarter, 6.1 million common share equivalents and interest expense of $1.9 million, net of taxes, associated with the Convertible Notes, were excluded from the calculation of diluted shares because of their antidilutive effect on EPS.

3. Business Combinations

The Company completed no acquisitions in the 2002 quarter. On October 16, 2001, the Company acquired all of the outstanding stock of Fresh International Corp. and its subsidiaries, collectively "Fresh Express." Based in Salinas, California, Fresh Express sells packaged, ready-to-eat salads under its "Fresh Express" label. With five processing facilities located throughout the United States, Fresh Express processes, packages and distributes its products nationwide to food retailers such as Albertson's, Kroger, Safeway and Wal-Mart, as well as to foodservice distributors and operators and quick-service restaurants such as Taco Bell. The Company believes that the acquisition of Fresh Express will allow the Company to increase its sales of fresh-cut produce through continued product innovation, expanded geographic coverage, expanded customer relationships and enhanced purchasing leverage. The Company paid $296.4 million, net of cash acquired, for Fresh Express. In addition, in connection with the acquisition of Fresh Express, the Company entered into an earnout agreement whereby it will be required to pay the former shareholders of Fresh Express up to $10.0 million in cash if Fresh Express achieves certain operating targets during a three-year period following the acquisition. The allocation of the excess purchase price is subject to final adjustment.

In connection with the acquisition of Fresh Express, the Company adopted a plan for integration of the business that included closure of certain Fresh Express facilities and consolidation of some administrative functions and offices. A reserve of $8.9 million was established to provide for certain costs of this plan. This accrual was recorded as a part of the allocation of the purchase price of Fresh Express. The accrual included $4.0 million for employee separation, $2.6 million for building exit costs, $1.1 million for building carrying costs and $1.2 million of other costs, including professional and legal fees. Through March 30, 2002, $739,000 of professional fees had been charged against the reserve.

On September 10, 2001, the Company acquired all the outstanding common stock of Springfield Foodservice Corporation ("Springfield"), a privately owned broadline foodservice distributor based in Springfield, Massachusetts. Springfield provides products and services to traditional foodservice accounts in a region covering New England and portions of New York State. The Company believes that its acquisition of Springfield will allow it to develop a contiguous Northeast market by connecting the regions served by two of the Company's other subsidiaries with the regions served by Springfield, and adds a distributor with a history of growth in a densely populated market. The Company paid $80.7 million for Springfield consisting of $41.0 million in cash and 1.3 million shares of its common stock valued at $31.30 per share. The value of the common shares issued was determined based on the lower of $31.30 or the average of the closing sales price of the Company's common stock on the Nasdaq stock market for 25 consecutive trading days ending three days prior to the closing date of the acquisition. In addition, in connection with the acquisition, the Company entered into an earnout agreement whereby it will be required to pay a former shareholder of Springfield up to $3.9 million as additional purchase price over a three-year period if Springfield achieves certain operating targets, payable in cash and shares of the Company's common stock. The allocation of the excess purchase price is preliminary and subject to final adjustment.

On April 2, 2001, the Company acquired all of the outstanding stock of Empire Seafood Holding Corp. and Empire Imports, Inc., collectively "Empire Seafood," a privately owned distributor and processor of seafood. Based in Miami, Florida, Empire Seafood processes, markets and distributes a broad array of seafood directly to cruise lines, independent restaurants and other foodservice operators, primarily in Florida. The Company paid $75.0 million for Empire Seafood, consisting of $54.3 million in cash, net of cash acquired and 803,000 shares of its common stock, valued at $24.42 per share. In addition, in connection with the acquisition, the Company entered into an earnout agreement whereby it will be required to pay certain former shareholders of Empire Seafood up to $7.5 million as additional purchase price over a three-year period if Empire Seafood achieves certain operating targets, payable in cash and shares of the Company's common stock. The allocation of the excess purchase price of Empire Seafood was finalized in the 2002 quarter.

In the 2001 quarter, the Company paid a total of $483,000 to the former shareholders of State Hotel Supply Company, Inc. and AFFLINK, Inc. (formerly Affiliated Paper Companies, Inc.), which were acquired in 1999 and 1998, respectively, as a result of certain contractual obligations in the purchase agreements related to those acquisitions.

The condensed consolidated statements of earnings and cash flows reflect the results of the Fresh Express, Springfield and Empire Seafood acquisitions from the dates of acquisition through March 30, 2002. The unaudited consolidated results of operations on a pro forma basis as though these acquisitions had been consummated as of the beginning of 2001 are as follows:

(In thousands, except per share amounts)	March 31, 2001

Net sales	$917,806
Gross profit	143,950
Net earnings	11,523
Basic net earnings per common share	0.27
Diluted net earnings per common share	0.26

The pro forma results are presented for information purposes only and are not necessarily indicative of the results that would have occurred had these acquisitions been consummated as of the beginning of 2001. The above pro forma results include amortization expense of $404,000 for the 2001 quarter related to the acquisition of Empire Seafood that will not continue in future years as a result of the Company's adoption of SFAS No. 142.

The following table presents details of the Company's intangible assets:
	As of March 30, 2002			As of December 29, 2001

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Intangible assets with definite lives:
Goodwill	$-	$-	$-	$440,811	$15,625	$425,186
Customer relationships	90,569	4,481	86,088	90,569	3,308	87,261
Trade names	24,019	438	23,581	80,697	457	80,240
Debt issuance costs	8,613	798	7,815	8,496	493	8,003
Non-compete agreements	5,114	2,985	2,129	4,914	2,619	2,295
Assembled workforce	-	-	-	1,400	73	1,327
Total intangible assets with definite lives	$128,315	$8,702	$119,613	$626,887	$22,575	$604,312

Intangible assets with indefinite lives:
Goodwill*	$448,191	$15,518	$432,673
Trade names*	56,678	135	56,543
Total intangible assets with indefinite lives	$504,869	$15,653	$489,216

* Accumulated amortization was recorded before the Company's adoption of SFAS No. 142.

For the 2002 quarter, the Company recorded $1.8 million of amortization expense on intangible assets. The estimated future amortization expense on intangible assets as of March 30, 2002 is as follows:

(In thousands)	Amount

2002 (remaining nine months)	$5,479
2003	7,208
2004	7,094
2005	7,010
2006	6,710
2007	6,273

Total	$39,774

The following table presents the changes in the carrying amount of goodwill allocated to the Company's reportable segments, as defined in Note 6, during the 2002 quarter:
(In thousands)	Broadline segment	Fresh-Cut segment	Total

Balance as of December 29, 2001	$222,320	$218,491	$440,811
Purchase accounting adjustments	342	5,838	6,180
Reclassification from (to) other intangible assets	(200)	1,400	1,200

Balance as of March 30, 2002	$222,462	$225,729	$448,191

In the Broadline segment in the 2002 quarter, the Company adjusted goodwill by $342,000, net, for deferred taxes and purchase price allocation adjustments related to acquisitions completed in 2001, and reclassified $200,000 of intangible assets from goodwill to other intangible assets. In the Fresh-Cut segment in the 2002 quarter, the Company adjusted goodwill by $5.8 million for deferred taxes and additional acquisition costs related to the Fresh Express acquisition. The Company also reclassified a $1.4 million workforce intangible asset to goodwill from other intangible assets, in accordance with SFAS No. 142.

  Supplemental Cash Flow Information

Supplemental disclosures of cash flow information for the 2002 and 2001 quarters are as follows:

	Three Months Ended
(In thousands)	March 30, 2002	March 31, 2001

Cash paid during the period for:
Interest	$524	$917
Income taxes, net	$776	$2,328

5. Accounts Receivable

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

The Company received $78.0 million of proceeds from the sale of the undivided interest in receivables sold under the Receivables Facility in 2001. At March 30, 2002, securitized accounts receivable totaled $104.1 million, which includes $78.0 million sold to a financial institution and derecognized from the condensed consolidated balance sheet and includes the Company's residual interest in accounts receivable ("Residual Interest") of $26.1 million, which is included in accounts receivable. The Residual Interest represents the Company's retained interest in receivables held by PFG Receivables Corporation, and was measured using the estimated discounted cash flows of the underlying accounts receivable based on estimated collections and a discount rate equivalent to the Company's incremental borrowing rate. The loss on sale of the undivided interest in receivables of $438,000 in the 2002 quarter is included in other expense in the condensed consolidated statement of earnings and represents the Company's cost of securitizing those receivables with the financial institution.

The Company records the sale of the undivided interest in accounts receivable to the financial institution in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Accordingly, at the time the undivided interest in receivables is sold, the receivables are removed from the Company's balance sheet. The Company records a loss on the sale of the undivided interest in these receivables, which includes a discount, based upon the receivables' credit quality and a financing cost for the financial institution, based upon a 30-day commercial-paper rate. At March 30, 2002, the rate under the Receivables Facility was 2.34%.

The key economic assumptions used to measure the Residual Interest at March 30, 2002, were a discount rate of 3.00% and an estimated life of approximately 1.5 months. At March 30, 2002, an immediate adverse change in the discount rate and estimated life of 10% and 20%, with other factors remaining constant, would result in a reduction in the fair value of the Residual Interest and corresponding increase in the loss on sale of receivables of $13,000 and $28,000, respectively.

6. Industry Segment Information

The Company has three reportable segments: broadline foodservice distribution ("Broadline"); customized foodservice distribution ("Customized"); and fresh-cut produce processing ("Fresh-Cut"). Broadline markets and distributes more than 39,000 national and proprietary brand food and non-food products to a total of approximately 32,000 street and chain customers. Broadline consists of 14 operating locations that independently design their own product mix, distribution routes and delivery schedules to accommodate the needs of a large number of street and chain customers, whose individual purchases vary in size. Customized focuses on serving casual-dining chain restaurants. These customers generally prefer a centralized point of contact that facilitates item and menu changes, tailored distribution routing and customer service. The Customized distribution network distributes nationwide and internationally from five distribution facilities. Fresh-Cut purchases, processes, packages and distributes a variety of packaged, ready-to-eat salads and other fresh-cut produce to food retailers and third-party distributors for resale primarily to quick-service restaurants located throughout the United States. Fresh-Cut operations are conducted at nine processing facilities.

(In thousands)	Broadline	Customized	Fresh-Cut	Corporate & Intersegment	Consolidated
2002 Quarter

Net external sales	$450,810	$341,117	$204,976	$-	$996,903
Intersegment sales	6,444	-	21,550	(27,994)	-
Operating profit	8,406	3,446	12,838	(3,274)	21,416
Total assets	469,505	95,737	623,587	148,545	1,337,374
Interest expense (income)	1,464	129	5,065	(2,359)	4,299
Loss (gain) on sale of receivables	1,482	470	-	(1,514)	438
Depreciation	2,775	752	4,525	258	8,310
Amortization	354	-	1,128	300	1,782
Capital expenditures	1,133	1,213	8,380	931	11,657

(In thousands)	Broadline	Customized	Fresh-Cut	Corporate & Intersegment	Consolidated
2001 Quarter

Net external sales	$359,680	$298,051	$65,744	$-	$723,475
Intersegment sales	831	-	12,185	(13,016)	-
Operating profit	4,921	2,643	4,154	(1,710)	10,008
Total assets	348,730	118,367	208,737	21,631	697,465
Interest expense (income)	2,091	1,002	3,090	(4,541)	1,642
Depreciation	2,323	581	1,157	62	4,123
Amortization	841	-	1,004	22	1,867
Capital expenditures	5,257	610	346	505	6,718

7. Subsequent Events

On April 10, 2002, the Company signed a definitive agreement to acquire the common stock of Quality Foods, Inc. ("Quality Foods"), a privately owned, broadline foodservice distributor based in Little Rock, Arkansas. Quality Foods provides products and services to traditional foodservice accounts in a region covering Arkansas, Louisiana, Mississippi, Missouri, Oklahoma, Tennessee and Texas from its three distribution centers located in Little Rock, Arkansas, Batesville, Mississippi and Magee, Mississippi. The purchase price is estimated to be approximately $98 million, including cash and the assumption of certain liabilities, subject to closing adjustments. The purchase price is subject to increase to a total of approximately $122 million if Quality Foods achieves specified levels of financial performance in the three years following the closing of the acquisition. The Company expects to complete its acquisition of Quality Foods in the second quarter of 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unless this Form 10-Q indicates otherwise or the context otherwise requires, the terms, "we," "our," "us," or "Performance Food Group" as used in this Form 10-Q refer to Performance Food Group Company and its subsidiaries. References in this Form 10-Q to the 2002 and 2001 quarters refer to our fiscal quarters ended March 30, 2002 and March 31, 2001, respectively, unless otherwise expressly stated or the context otherwise requires.

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q.

Introduction

Performance Food Group was founded in 1987 as a result of the combination of various foodservice businesses, and has grown both internally through increased sales to existing and new customers and through acquisitions of existing foodservice distributors. We market and distribute over 44,000 national and proprietary brand food and non-food products to approximately 33,000 customers in the foodservice, or "food-away-from-home," industry. Our extensive product line and distribution system allow us to service both of the major customer types in the foodservice industry: "street" foodservice customers, which include independent restaurants, hotels, cafeterias, schools, healthcare facilities and other institutional customers; and multi-unit, or "chain" customers, which include regional and national quick-service and casual-dining restaurants. The principal components of our expenses include cost of goods sold, which represents the amounts paid to manufacturers and growers for products sold, and operating expenses, which include primarily labor-related expenses, delivery costs and occupancy expenses related to our facilities.

We have three reportable segments: broadline foodservice distribution; customized foodservice distribution; and fresh-cut produce processing. Broadline markets and distributes more than 39,000 national and proprietary brand food and non-food products to a total of approximately 32,000 street and chain customers. Broadline consists of 14 operating locations that independently design their own product mix, distribution routes and delivery schedules to accommodate the needs of a large number of street and chain customers, whose individual purchases vary in size. Customized focuses on serving casual-dining chain restaurants. These customers generally prefer a centralized point of contact that facilitates item and menu changes, tailored distribution routing and customer service. The Customized distribution network distributes nationwide and internationally from five distribution facilities. Fresh-Cut purchases, processes, packages and distributes a variety of packaged, ready-to-eat salads and other fresh-cut produce to food retailers and third-party distributors for resale primarily to quick-service restaurants located throughout the United States. Fresh-Cut operations are conducted at nine processing facilities.

Results of Operations

The following table sets forth, for the quarters indicated, the components of our condensed consolidated statements of earnings expressed as a percentage of net sales:

	Three Months Ended

	March 30, 2002	March 31, 2001
Net sales	100.0%	100.0%
Cost of goods sold	84.6	87.0
Gross profit	15.4	13.0
Operating expenses	13.3	11.6
Operating profit	2.1	1.4
Other expense, net	0.4	0.2
Earnings before income taxes	1.7	1.2
Income tax expense	0.6	0.5
Net earnings	1.1%	0.7%

Comparison of the 2002 and 2001 Quarters

Net sales. Net sales increased 37.8% to $996.9 million in the 2002 quarter from net sales of $723.5 million in the 2001 quarter. Net sales in our existing operations increased 9.6% over the 2001 quarter, while acquisitions contributed the remaining 28.2% of our total sales growth for the 2002 quarter. Inflation contributed approximately 1.6% to the increase in net sales for the 2002 quarter. Our Broadline segment net sales of $450.8 million in the 2002 quarter represented 45.2% of our consolidated net sales, down from 49.7% of our consolidated net sales in the 2001 quarter. The decrease as a percentage of our consolidated net sales is due to the acquisition of Fresh International Corp. and its subsidiaries, collectively, "Fresh Express," in the fourth quarter of 2001, which is reported in the Fresh-Cut segment. Broadline net sales increased 25.3% to $450.8 million in the 2002 quarter from $359.7 million in the 2001 quarter. This increase in net sales included the acquisitions of Empire Seafood Holding Corp. and Empire Imports, Inc., collectively, "Empire Seafood," in April 2001 and Springfield Foodservice Corporation in September 2001.

Our Customized segment net sales of $341.1 million in the 2002 quarter represented 34.2% of our consolidated net sales, down from 41.2% of our consolidated net sales in the 2001 quarter. The decrease as a percentage of our consolidated net sales is due to the acquisition of Fresh Express. Customized net sales increased 14.4% to $341.1 million in the 2002 quarter from $298.1 million in the 2001 quarter. This increase in net sales is partially the result of the addition of a new casual-dining chain customer, Ruby Tuesday, in the fourth quarter of 2001.

Our Fresh-Cut segment net sales of $205.0 million in the 2002 quarter represented 20.6% of our consolidated net sales, up from 9.1% of our consolidated net sales in the 2001 quarter. Fresh-Cut net sales increased 212.0% to $205.0 million in the 2002 quarter from $65.7 million in the 2001 quarter. The increase in net sales is due primarily to the acquisition of Fresh Express in the fourth quarter of 2001. For more information on the Fresh Express acquisition, refer to the section below entitled "Business Combinations." The increase in net sales for the Fresh-Cut segment in the 2002 quarter also includes the impact of produce inflation, primarily related to lettuce. Cold weather in the western United States created a shortage of lettuce, which significantly impacted the cost of raw product. We passed a portion of these higher costs through to our customers. In addition, we adjusted promotional selling activities, which shifted volume to products that were not as adversely impacted by the weather.

Gross profit. Gross profit increased 63.8% to $153.3 million in the 2002 quarter from $93.6 million in the 2001 quarter. Gross profit margin, which we define as gross profit as a percentage of net sales, increased to 15.4% in the 2002 quarter from 13.0% in the 2001 quarter. The increase in gross profit margin was due primarily to our acquisition of Fresh Express, which typically has had higher gross margins than many of our other operating companies. This increase in gross profit margin was negatively impacted by increased lettuce prices in our Fresh-Cut segment as discussed above in "Net sales," partially offset by the shift in sales mix to higher margin products

Operating expenses. Operating expenses increased 57.8% to $131.9 million in the 2002 quarter compared with $83.6 million in the 2001 quarter. As a percentage of net sales, operating expenses increased to 13.3% in the 2002 quarter from 11.6% in the 2001 quarter. The increase in operating expenses as a percentage of net sales was due mainly to our acquisition of Fresh Express, which typically has had higher operating expense levels than our foodservice distribution business.

Operating profit. Operating profit increased 114.0% to $21.4 million in the 2002 quarter from $10.0 million in the 2001 quarter. Operating profit margin, which we define as operating profit as a percentage of net sales, increased to 2.1% in the 2002 quarter from 1.4% in the 2001 quarter. The operating profit margin in our Broadline segment increased to 1.9% in the 2002 quarter from 1.4% in the 2001 quarter, as a result of continued improvements in purchasing leverage, sales of higher margin proprietary brands, productivity improvements and as a result of the acquisition of Empire Seafood in the second quarter of 2001, which typically has had higher gross profit margins than most of our other Broadline subsidiaries. The operating profit margin in our Customized segment increased to 1.0% in the 2002 quarter from 0.9% in the 2001 quarter as a result of tighter controls over expenses. The operating profit margin in our Fresh-Cut segment remained at 6.3% for both the 2002 and 2001 quarters due to the acquisition of Fresh Express, which has lower operating profit margins than the rest of our Fresh-Cut segment.

Other expense, net. Other expense, net, increased to $4.2 million in the 2002 quarter from $1.6 million in the 2001 quarter. Included in other expense, net, was interest expense of $4.3 million in the 2002 quarter, compared to interest expense of $1.6 million in the 2001 quarter. The increase in interest expense was due mainly to the issuance in October 2001 of $201.3 million of 5 1/2% convertible subordinated notes due in 2008, referred to as the Convertible Notes. In 2002, other expense, net, also included a loss on the sale of the undivided interest in receivables of $438,000, related to the receivables purchase facility, referred to as the Receivables Facility. The Convertible Notes and the Receivables Facility are discussed in "Liquidity and Capital Resources."

Income tax expense. Income tax expense increased to $6.5 million in the 2002 quarter from $3.2 million in the 2001 quarter. As a percentage of earnings before income taxes, the provision for income taxes was 37.5% and 38.0% for the 2002 and 2001 quarters, respectively. The decrease in the effective tax rate in the 2002 quarter is the result of our adoption of Statement of Financial Accounting Standards, or SFAS, No. 142, Goodwill and Other Intangible Assets, at the beginning of the 2002 quarter. The provisions of SFAS No. 142 eliminated the amortization of goodwill and other intangible assets with indefinite lives. The provisions and effects of the adoption of SFAS No. 142 are discussed in further detail in "Recently Issued Accounting Pronouncements."

Net earnings. Net earnings increased 107.0% to $10.8 million in the 2002 quarter compared to $5.2 million in the 2001 quarter. As a percentage of net sales, net earnings increased to 1.1% in the 2002 quarter from 0.7% in the 2001 quarter.

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

Cash flows from operating activities. Cash provided by operating activities was $33.6 million in the 2002 quarter. In the 2002 quarter, the primary sources of cash from operating activities were net earnings and increased levels of trade payables and accrued expenses and decreased levels of income taxes receivable, partially offset by increased levels of trade receivables. Cash provided by operating activities was $32.8 million in the 2001 quarter. In the 2001 quarter, the primary sources of cash from operations were net earnings and increased levels of trade payables and decreased levels of trade receivables, partially offset by increased levels of inventories.

Cash used in investing activities. Cash used in investing activities was $11.6 million in the 2002 quarter. Investing activities primarily include additions to and disposals of property, plant and equipment and the acquisition of other businesses. Capital expenditures for the 2002 quarter were $11.7 million. We anticipate that our total capital expenditures, excluding acquisitions, for fiscal 2002 will be approximately $70.0 million. Cash used in investing activities in the 2001 quarter was $5.6 million. In the 2001 quarter, capital expenditures, excluding acquisition of other businesses, were $6.7 million. Cash used in investing activities in the 2001 quarter also included approximately $483,000 paid to the former shareholders of State Hotel Supply Company, Inc. and AFFLINK Incorporated (formerly Affiliated Paper Companies, Inc., "AFFLINK"), which we acquired in 1999 and 1998, respectively, as a result of certain contractual obligations in the purchase agreements related to those acquisitions.

Cash provided by financing activities. Cash provided by financing activities was $673,000 in the 2002 quarter. In the 2002 quarter, cash flows from financing activities consisted of proceeds of $3.4 million from the exercise of stock options. Cash used in financing activities in the 2002 quarter included a decrease in outstanding checks in excess of deposits of $2.2 million and principal payments on long-term debt of $501,000. In the 2001 quarter, cash flows from financing activities included $906,000 of proceeds from industrial revenue bonds issued to finance the construction of a new produce-processing facility and proceeds of $3.1 million from the exercise of stock options. In the 2001 quarter, cash used in financing activities included $24.0 million of net repayments on our revolving credit facility, a decrease in outstanding checks in excess of deposits of $11.6 million and principal payments on long-term debt of $1.0 million.

Financing Activities

In October 2001, we issued $201.3 million aggregate principal amount of 5 1/2% convertible subordinated notes due in 2008. The net proceeds from the issuance of the Convertible Notes and from our concurrent offering of common stock discussed below, were used to repay our borrowings outstanding under our existing revolving credit facility and to fund the acquisition of Fresh Express. The Convertible Notes are subordinated to all existing and future senior debt and are convertible at any time until maturity into shares of our common stock at a conversion price of $32.95 per share, subject to adjustment. The Convertible Notes are redeemable at our option, in whole or in part, at any time on or after October 16, 2004. Each holder of the Convertible Notes has the right to cause us to repurchase all of such holder's Convertible Notes at 100% of their principal amount plus accrued interest upon a change of control of the Company, as defined in the indenture governing the Convertible Notes, and upon the occurrence of certain other events. Interest is payable semiannually.

Also in October 2001, we issued 5,750,000 shares of our common stock at an offering price of $26.36 per share. The proceeds from this offering of $143.4 million, after deducting underwriting discounts and estimated offering expenses and proceeds from the concurrent offering of Convertible Notes were used to fund the acquisition of Fresh Express and to repay our borrowings outstanding under our existing revolving credit facility.

In October 2001, we entered into a $200.0 million revolving credit facility, referred to as the New Credit Facility, with several financial institutions which replaced our existing $85.0 million credit facility and $5.0 million working capital line of credit. The New Credit Facility expires in 2006 and bears interest at a floating rate equal to, at our election, the agent bank's prime rate or a spread over LIBOR, which varies based upon our leverage ratio, as defined in the credit agreement. The New Credit Facility has a commitment fee, ranging from 0.20% to 0.25% of the average daily unused portion of the total facility, based on our leverage ratio, as defined in the credit agreement. The New Credit Facility also requires the maintenance of certain financial ratios, as defined in the credit agreement, and contains customary events of default. The New Credit Facility allows for the issuance of up to $40.0 million of standby letters of credit, which reduce borrowings available under the New Credit Facility. At March 30, 2002, we had $23.4 million of outstanding letters of credit under the New Credit Facility. The New Credit Facility also requires that our existing subsidiaries and, subject to limited exceptions, future subsidiaries, guarantee all of our borrowings, letters of credit and other obligations under the New Credit Facility. At March 30, 2002, we had no borrowings outstanding under the New Credit Facility.

In March 1999, one of our subsidiaries issued $9.0 million of tax-exempt industrial revenue bonds to finance the construction of a produce-processing facility. In January 2001, these bonds were refinanced with the proceeds of $9.0 million taxable revenue bonds, in order to free us from certain restrictive covenants applicable to the subsidiary that issued the tax-exempt bonds. Like the tax-exempt bonds, these taxable bonds bear interest at a rate determined weekly by the remarketing agent for the bonds, are secured by a letter of credit issued by a commercial bank, and mature in March 2019. The interest rate for these bonds was approximately 2.05% per annum at March 30, 2002.

We believe that our cash flows from operations, borrowings under our New Credit Facility and the sale of undivided interests in trade receivables under the Receivables Facility will be sufficient to fund our operations and capital expenditures for the foreseeable future. However, we will likely require additional sources of financing to the extent that we make additional acquisitions in the future.

Off Balance Sheet Financing Activities

We utilize two sources of funding that could generally be described as off balance sheet financing - the Receivables Facility and our master operating lease facilities, all described below. The Receivables Facility represents off balance sheet financing because the financial institution's ownership interest in certain of our accounts receivable results in assets being removed from our balance sheet to the extent that the undivided interest qualifies for sale treatment under generally accepted accounting principles. This treatment allows us to account for the transaction with the financial institution as a sale of the undivided interest in the accounts receivable instead of reflecting the financial institution's net investment of $78.0 million as debt. Under the terms of our master operating lease facilities, the third party lessor owns the properties, incurs the related debt to construct the properties, and thereafter, leases each property to us. We enter into leases for each of the properties, which we may seek to renew upon their expiration. If we are unable to or choose not to renew the leases, we have the option of facilitating the sale of the properties to third parties (subject to a residual value guarantee) or purchasing the properties at their original cost. Our leases under the master operating lease facilities qualify for operating lease accounting treatment under SFAS No. 13, Accounting for Leases, and, as such, the buildings, and the debt incurred to construct them, are not included on our balance sheet. The cost of these buildings and the debt incurred to construct them of $83.2 million were not recorded on our balance sheet as of March 30, 2002.

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

We received approximately $78.0 million of proceeds from the undivided interest in receivables sold under the Receivables Facility in 2001. At March 30, 2002, securitized accounts receivable totaled $104.1 million, which includes $78.0 million sold to the financial institution and derecognized from the consolidated balance sheet and includes our residual interest in accounts receivable of $26.1 million, which was included in accounts receivable on our condensed consolidated balance sheet. The residual interest represents our retained interest in receivables held by PFG Receivables Corporation. We measured the residual interest using the estimated discounted cash flows of the underlying accounts receivable, based on estimated collections and a discount rate equivalent to our incremental borrowing rate. The loss on sale of receivables of $438,000 in the 2002 quarter is included in other expense and represents our cost of securitizing those receivables with the financial institution.

In September 1997, we entered into our first master operating lease facility. In February 2001, we increased this master operating lease facility from $47.0 million to $55.0 million. This facility was used to construct four distribution centers. Two of these distribution centers became operational in early 1999, one became operational in the second quarter of 2000, and the remaining property became operational in the second quarter of 2001. Under this facility, the lessor owns the distribution centers, incurs the related debt to construct the properties, and thereafter leases each property to us. We have entered into leases for each of the properties. All of these leases end on September 12, 2002, including extensions. Upon the expiration of the leases, we may seek to renew the leases. If we are unable to or choose not to renew the leases, we have the option of facilitating the sale of the properties to third parties or purchasing the properties at their original cost. If the properties are sold to third parties for less than 88% of their aggregate original cost, we are obligated, under a residual value guarantee, to pay the lessor an amount equal to the shortfall. There can be no assurance that we will be able to renew the leases or sell the properties to third parties, and we may require substantial additional financing if we are required to purchase these properties upon the expiration of the master operating lease facility. Because of the location and condition of each of the four properties referred to above, we believe that the anticipated fair value of these properties could eliminate or substantially reduce the exposure under the residual value guarantee, although there can be no assurance that we will not be required to make payments to satisfy this guarantee. Construction expenditures by the lessor under this facility were $50.1 million.

In June 2000, we entered into a $60.0 million master operating lease facility to construct or purchase various office buildings and distribution centers. As of March 30, 2002, two distribution centers had been purchased, one office building had been completed, one distribution center had become operational and an expansion of a distribution center had begun under this facility. Under this facility, the lessor owns the properties, incurs the related debt to construct or purchase the properties and thereafter leases each property to us. We have entered into leases for each of these properties. The leases relating to the four properties referred to above, as well as any other leases that we may enter into under this facility in the future, end on June 9, 2005. Upon the expiration of the leases, we may seek to renew the leases. If we are unable to or choose not to renew the leases, we have the option of facilitating the sale of the properties to third parties or purchasing the properties at their original cost. If the properties are sold to third parties for less than 85% of their aggregate original cost, we are obligated, under a residual value guarantee, to pay the lessor an amount equal to the shortfall. There can be no assurance that we will be able to renew the leases or sell the properties to third parties, and we may require substantial additional financing if we are required to purchase these properties upon the expiration of the master operating lease facility. Because of the location and condition of each of the four properties referred to above, we believe that the anticipated fair value of these properties could eliminate or substantially reduce the exposure under the residual value guarantee with respect to these four properties, although there can be no assurance that we will not be required to make payments to satisfy this guarantee either with respect to these four properties or any other properties which may be constructed or purchased in the future under this facility. Through March 30, 2002, construction expenditures by the lessor under this facility were $33.1 million.

Business Combinations

We completed no acquisitions in the 2002 quarter. On October 16, 2001, we acquired all of the outstanding stock of Fresh Express. Based in Salinas, California, Fresh Express sells packaged, ready-to-eat salads under its "Fresh Express" label. With five processing facilities located throughout the United States, Fresh Express processes, packages and distributes its products nationwide to food retailers such as Albertson's, Kroger, Safeway and Wal-Mart, as well as to foodservice distributors and operators and quick-service restaurants such as Taco Bell. We believe that our acquisition of Fresh Express will allow us to increase our sales of fresh-cut produce through continued product innovation, expanded geographic coverage, expanded customer relationships and enhanced purchasing leverage. We paid $296.4 million, net of cash acquired, for Fresh Express. In addition, in connection with the acquisition of Fresh Express, we entered into an earnout agreement whereby we will be required to pay the former shareholders of Fresh Express up to $10.0 million in cash if Fresh Express achieves certain operating targets during a three-year period following the acquisition.

On September 10, 2001, we acquired all the outstanding common stock of Springfield Foodservice Corporation, a privately owned broadline foodservice distributor based in Springfield, Massachusetts. Springfield provides products and services to traditional foodservice accounts in a region covering New England and portions of New York State. We believe that our acquisition of Springfield will allow us to develop a contiguous Northeast market by connecting the regions served by two of our other subsidiaries with the regions served by Springfield, and adds a distributor with a history of growth in a densely populated market. We paid $80.7 million for Springfield, consisting of $41.0 million in cash and 1.3 million shares of our common stock valued at $31.30 per share. In addition, in connection with the acquisition, we entered into an earnout agreement whereby we will be required to pay a former shareholder of Springfield up to $3.9 million as additional purchase price over a three-year period if Springfield achieves certain operating targets, payable in cash and shares of our common stock.

On April 2, 2001, we acquired all of the outstanding stock of Empire Seafood, a privately owned distributor and processor of seafood. Based in Miami, Florida, Empire Seafood processes, markets and distributes a broad array of seafood directly to cruise lines, independent restaurants and other foodservice operators, primarily in Florida. We paid $75.0 million for Empire Seafood, consisting of $54.3 million in cash, net of cash acquired, and 803,000 shares of our common stock, valued at $24.42 per share. In addition, in connection with the acquisition, we entered into an earnout agreement whereby we will be required to pay certain former shareholders of Empire Seafood up to $7.5 million as additional purchase price over a three-year period if Empire Seafood achieves certain operating targets, payable in cash and shares of our common stock.

In the 2001 quarter, we paid a total of $483,000 to the former shareholders of State Hotel and AFFLINK, which were acquired in 1999 and 1998, respectively, as a result of certain contractual obligations in the purchase agreements related to those acquisitions.

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

As described below under "Recently Issued Accounting Pronouncements," the provisions of SFAS No. 142 require that goodwill and other intangible assets with indefinite lives no longer be amortized, and that goodwill and other intangible assets be tested for impairment upon adoption of this standard and at least annually thereafter. Therefore, at the beginning of 2002, we ceased amortizing goodwill and other intangible assets with indefinite lives. We did not record any transitional impairment loss as a result of the adoption of SFAS No. 142 in the 2002 quarter. Thereafter, in connection with our annual evaluation, we would be required to record impairment losses on goodwill and other intangible assets when events and circumstances indicate that those assets have been impaired, by examining the fair value of the reporting units which include the businesses whose acquisitions gave rise to the goodwill or other intangible assets. At March 30, 2002, we had $608.8 million of intangible assets, net of accumulated amortization, recorded on our condensed consolidated balance sheet.

Accounting for Off Balance Sheet Financing Activities. We have two sources of funding which could generally be described as off balance sheet financing activities - the Receivables Facility and our master operating lease facilities, described above. The sale of the undivided interests in our accounts receivables qualifies for sale treatment under generally accepted accounting principles; therefore, these receivables have been removed from our balance sheet. We measure the Residual Interest in the undivided interest in receivables sold under our Receivables Facility using the estimated discounted cash flows of the underlying accounts receivable based on estimated collections and a discount rate equivalent to our incremental borrowing rate. Our leases under the master operating lease facilities qualify for operating lease accounting treatment under SFAS No.13, Accounting for Leases, and, as such, the buildings, and the debt incurred to construct them, are not included on our balance sheet. Accounting policies related to the Receivables Facility and the master operating lease facilities are among topics currently under reexamination by the Financial Accounting Standards Board, or FASB, and regulators.

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

Income Tax Matters. At March 30, 2002, we had $3.1 million of net operating loss carryforwards for federal and state income tax purposes that expire in years 2010 through 2021. We had $584,000 of state income tax credit carryforwards, which expire in 2005. The realization of these deferred tax assets is dependent upon future taxable income. Based upon recent levels of taxable income, we expect that our deferred tax assets will be fully realized.

Other significant accounting policies, in addition to those discussed above, are nevertheless important to an understanding of the financial statements. See Note 2, Summary of Significant Accounting Policies, in our latest Annual Report on Form 10-K, which discusses accounting policies that have been selected by management where there are acceptable alternatives.

Recently Issued Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires goodwill to be tested for impairment under certain circumstances and written down when impaired, rather than being amortized as previous accounting standards required. Furthermore, SFAS No. 142 requires intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite.

SFAS No. 142 was effective at the beginning of 2002, for goodwill and other intangible assets resulting from business combinations completed subsequent to June 30, 2001, for which the standard was effective July 1, 2001. In accordance with SFAS No. 142, we ceased amortizing goodwill and other intangible assets with indefinite lives as of the beginning of 2002. Other intangible assets with definite lives are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally five to 40 years. Other intangible assets with definite lives are not amortized. For the 2002 and 2001 quarters, we recorded $1.8 million and $1.9 million, respectively, of amortization expense on intangible assets.

The following table presents the impact of SFAS No. 142 on net earnings and net earnings per share had SFAS No. 142 been in effect for the 2001 quarter:
	Three Months Ended March 31, 2001

(In thousands, except per share amounts)	As reported	As if SFAS No. 142 were adopted

Net earnings	$5,197	$6,052
Basic net earnings per common share	0.15	0.17
Diluted net earnings per common share	0.14	0.16

We are required to perform goodwill impairment tests annually and more often in certain circumstances. We did not recognize any transitional impairment loss as a result of the adoption of SFAS No 142 in the 2002 quarter.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. We will be required to adopt the provisions of SFAS No. 143 at the beginning of 2003. In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We adopted the provisions of SFAS No. 144 at the beginning of 2002. The adoption of SFAS No 144 did not have a material effect on our results of operations or financial condition. In April 2002, the FASB issued SFAS No. 145, Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. We will be required to adopt the provisions of SFAS No. 145 at the beginning of 2003. We do not expect the adoption of SFAS No. 143 or SFAS No. 145 to have a material effect on our financial condition or results of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Our primary market risks are related to fluctuations in interest rates and changes in commodity prices. Our primary interest rate risk is from changing interest rates related to our outstanding debt. We currently manage this risk through a combination of fixed and floating rates on these obligations. As of March 30, 2002, our total debt of $272.0 million consisted of fixed and floating rate debt of $253.7 million and $18.3 million, respectively. Substantially all of our floating rate debt is based on LIBOR. Because most of our debt at March 30, 2002 was at fixed interest rates, a 100 basis-point increase in market interest rates would not have a material effect on our results of operations or cash flows for the 2002 quarter.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In March 2002, we discovered certain accounting errors at one of our Broadline operating subsidiaries, the effects of the corrections of which are more fully described in our latest Annual Report on Form 10-K. At the time of the announcement of the identification of the accounting errors, we contacted the staff of the Securities and Exchange Commission, or SEC, to inform them of our identification of the errors and of our intention to update the SEC on the status of the inquiry into the accounting errors and to cooperate with the staff with respect to any review or inquiry the SEC may conduct. Since that time, we have provided an update to the staff of the SEC as well as certain documents requested by the staff. We have conducted an inquiry into the accounting errors and are taking appropriate remedial actions in connection with the investigation.

From time to time, we are also involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not have a material adverse effect on our results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended March 30, 2002.

Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits:

15	Letter regarding unaudited information from KPMG LLP.

(b) No reports on Form 8-K were filed during the quarter ended March 30, 2002.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERFORMANCE FOOD GROUP COMPANY

	By:	/s/ Roger L. Boeve
Roger L. Boeve
Executive Vice President & Chief Financial Officer

Date: May 14, 2002