Form 10-Q
period 2002-06-29
PERFORMANCE FOOD GROUP CO
filed 2002-08-13
CIK 908254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 29, 2002

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

As of August 12, 2002, 44,940,055 shares of the Registrant's Common Stock were outstanding.

Independent Accountants' Review Report

The Board of Directors and Shareholders
Performance Food Group Company:

We have reviewed the accompanying condensed consolidated balance sheet of Performance Food Group Company and subsidiaries (the Company) as of June 29, 2002, and the related condensed consolidated statements of earnings for the three-month and six-month periods ended June 29, 2002 and June 30, 2001 and the condensed consolidated statements of cash flows for the six-month periods ended June 29, 2002 and June 30, 2001. These condensed consolidated financial statements are the responsibility of the Company's management.

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

As discussed in Note 2 to the condensed consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002.

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

/s/KPMG LLP

Richmond, Virginia
July 29, 2002

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands)	June 29, 2002	December 29, 2001

ASSETS
Current assets:
Cash and cash equivalents	$30,003	$68,274
Accounts and notes receivable, net, including
retained interest in securitized receivables	172,668	140,851
Inventories	196,385	176,245
Other current assets	54,527	32,419

Total current assets	453,583	417,789

Property, plant and equipment, net	263,440	247,197
Goodwill, net	480,965	425,186
Other intangible assets, net	182,624	179,126
Other assets	8,231	8,493

Total assets	$1,388,843	$1,277,791

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Outstanding checks in excess of deposits	$51,005	$50,996
Current installments of long-term debt	2,309	1,879
Trade accounts payable	206,121	183,457
Other current liabilities	124,936	111,702

Total current liabilities	384,371	348,034

Long-term debt, excluding current installments	281,940	270,594
Deferred income taxes	75,044	50,966

Total liabilities	741,355	669,594

Shareholders' equity	647,488	608,197

Total liabilities and shareholders' equity	$1,388,843	$1,277,791

See accompanying notes to unaudited condensed consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings (Unaudited)

	Three Months Ended		Six Months Ended

(In thousands, except per share amounts)	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001

Net sales	$1,068,054	$794,822	$2,064,957	$1,518,297
Cost of goods sold	885,960	686,366	1,729,538	1,316,244

Gross profit	182,094	108,456	335,419	202,053

Operating expenses	141,834	88,446	273,743	172,035

Operating profit	40,260	20,010	61,676	30,018

Other income (expense), net:
Interest expense	(4,442)	(2,161)	(8,741)	(3,803)
Loss on sale of receivables	(493)	-	(931)	-
Other, net	320	(474)	851	(458)

Other expense, net	(4,615)	(2,635)	(8,821)	(4,261)

Earnings before income taxes	35,645	17,375	52,855	25,757

Income tax expense	13,367	6,602	19,821	9,787

Net earnings	$22,278	$10,773	$33,034	$15,970

Weighted average common shares outstanding	44,024	36,542	43,935	36,066
Basic net earnings per common share	$0.51	$0.29	$0.75	$0.44

Weighted average common shares and dilutive
potential common shares outstanding	51,622	37,857	51,580	37,383
Diluted net earnings per common share	$0.47	$0.28	$0.71	$0.43

See accompanying notes to unaudited condensed consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended

(In thousands)	June 29, 2002	June 30, 2001

Cash flows from operating activities:
Net earnings	$33,034	$15,970
Adjustments to reconcile net earnings to net cash provided
by operating activities:
Depreciation	17,035	8,645
Amortization	3,835	4,257
ESOP contributions applied to principal of ESOP debt	326	285
Loss (gain) on disposal of property, plant and equipment	(70)	697
Change in operating assets and liabilities, net	14,238	15,660

Net cash provided by operating activities	68,398	45,514

Cash flows from investing activities:
Purchases of property, plant and equipment	(28,609)	(13,791)
Net cash paid for acquisitions	(93,075)	(43,806)
Proceeds from sale of property, plant and equipment	470	1,027
Decrease in intangibles and other assets	542	1,002

Net cash used in investing activities	(120,672)	(55,568)

Cash flows from financing activities:
Decrease in outstanding checks in excess of deposits	(4,953)	(15,977)
Net borrowings on notes payable to banks	13,000	13,002
Proceeds from issuance of long-term debt	-	906
Principal payments on long-term debt	(1,224)	(1,464)
Employee stock option, incentive and purchase plans	7,180	4,848

Net cash provided by financing activities	14,003	1,315

Net decrease in cash	(38,271)	(8,739)

Cash and cash equivalents, beginning of period	68,274	18,530
Cash and cash equivalents, end of period	$30,003	$9,791

See accompanying notes to unaudited condensed consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 29, 2002 and June 30, 2001

1. Basis of Presentation

The accompanying condensed consolidated financial statements of Performance Food Group Company and subsidiaries (the "Company") as of June 29, 2002 and for the three months and six months ended June 29, 2002 and June 30, 2001 are unaudited. The unaudited December 29, 2001 condensed consolidated balance sheet was derived from the audited consolidated balance sheet included in the Company's latest Annual Report on Form 10-K. The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting, and in accordance with Rule 10-01 of Regulation S-X.

In the opinion of management, the unaudited condensed consolidated financial statements contained in this report reflect all adjustments, consisting of only normal recurring accruals, which are necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. References in this Form 10-Q to the 2002 and 2001 quarters and periods refer to the fiscal quarter and the six-month period ended June 29, 2002, and the restated fiscal quarter and the restated six-month period ended June 30, 2001, respectively, unless otherwise expressly stated or the context otherwise requires. Certain amounts in the 2001 quarter and period have been reclassified to conform to the Company's presentation in the 2002 quarter and period.

These unaudited condensed consolidated financial statements, note disclosures and other information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K.

2. Recently Adopted Accounting Policies

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. Other intangible assets consist of trade names, trademarks, non-compete agreements, customer relationships and debt issuance costs. In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). SFAS No. 142 requires goodwill to be tested for impairment under certain circumstances and written down when impaired, rather than being amortized as previous accounting standards required. Furthermore, SFAS No. 142 requires intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite.

SFAS No. 142 was effective at the beginning of 2002, except for goodwill and other intangible assets resulting from business combinations completed subsequent to June 30, 2001, for which the standard was effective beginning July 1, 2001. In accordance with SFAS No. 142, the Company ceased amortizing goodwill and other intangible assets with indefinite lives as of the beginning of 2002. Other intangible assets with definite lives are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally three to 40 years. Other intangible assets with indefinite lives are not amortized. The following table presents the impact of SFAS No. 142 on net earnings and net earnings per share had SFAS No. 142 been in effect for the 2001 quarter and period:

(In thousands, except per share amounts)	2002 Quarter	2001 Quarter	2002 Period	2001 Period

Net earnings, as reported	$22,278	$10,773	$33,034	$15,970

Amortization of goodwill and amortization of trade name,
trade name, non-compete agreements and
customer relationships previously classified as
goodwill, net of income tax effects	-	1,110	-	1,965

Net income, adjusted	$22,278	$11,883	$33,034	$17,935

Basic net earnings per common share, as reported	$0.51	$0.29	$0.75	$0.44

Basic net earnings per common share, adjusted	0.51	0.33	0.75	0.50

Diluted net earnings per common share, as reported	0.47	0.28	0.71	0.43

Diluted net earnings per common share, adjusted	0.47	0.31	0.71	0.48

The Company is required to perform goodwill impairment tests annually and more often in certain circumstances. The Company did not recognize any transitional impairment loss as a result of the adoption of SFAS No. 142.

3. Business Combinations

On May 31, 2002, the Company acquired all of the outstanding stock of Quality Foods, Inc. ("Quality Foods"), a privately owned, broadline foodservice distributor based in Little Rock, Arkansas. Quality Foods provides products and services to traditional foodservice accounts in a region covering Arkansas, Louisiana, Mississippi, Missouri, Oklahoma, Tennessee and Texas. The Company believes that its acquisition of Quality Foods will extend its service area to a region that is geographically contiguous to its other broadline businesses. The Company paid $90.3 million, net of cash acquired, for Quality Foods. In addition, in connection with the acquisition of Quality Foods, the Company entered into an earnout agreement whereby it will be required to pay the former shareholders of Quality Foods up to $24.0 million in cash if Quality Foods achieves certain operating targets over a three-year period following the acquisition.

The following table summarizes the estimated fair value of the intangible assets acquired in the Quality Foods transaction on May 31, 2002, the date of acquisition. The allocation of the excess purchase price of Quality Foods is preliminary and subject to final adjustment.
(In thousands)	Quality Foods At May 31, 2002

Intangible assets with indefinite lives:
Goodwill	$48,114
Intangible assets with definite lives:
Non-compete agreement	$341
Customer relationships	3,669
Trade name	4,456
Total intangible assets with definite lives	8,466

Total intangible assets acquired	$56,580

Quality Foods' intangible assets with definite lives have a weighted-average useful life of approximately 18 years, comprised of the following intangible assets and their respective weighted-average useful lives: customer relationships, 15 years; non-compete agreement, three years; and trade name, 20 years. Quality Foods' goodwill of $48.1 million was assigned to the Broadline segment and is deductible for tax purposes.

Also in the 2002 period, the Company paid a total of $2.8 million in cash and issued approximately 15,000 shares of its common stock, valued at $33.52 per share, to the former shareholders of Carroll County Foods, Inc. ("Carroll County") and AFFLINK Incorporated (formerly Affiliated Paper Companies, Inc., "AFFLINK") which were acquired in 2000 and 1998, respectively, as a result of certain contractual obligations in the purchase agreements relating to those acquisitions.

On October 16, 2001, the Company acquired all of the outstanding stock of Fresh International Corp. and its subsidiaries, collectively "Fresh Express." The Company paid $296.4 million, net of cash acquired, for Fresh Express. In addition, in connection with the acquisition of Fresh Express, the Company entered into an earnout agreement whereby it will be required to pay the former shareholders of Fresh Express up to $10.0 million in cash if Fresh Express achieves certain operating targets during a three-year period following the acquisition. The allocation of the excess purchase price of Fresh Express is subject to final adjustment.

In connection with the acquisition of Fresh Express, the Company adopted a plan for integration of the business that included closure of certain Fresh Express facilities and consolidation of some administrative functions and offices. A reserve of $8.9 million was established to provide for certain costs of this plan. This accrual was recorded as a part of the allocation of the purchase price of Fresh Express. The accrual included $4.0 million for employee separation, $2.6 million for building exit costs, $1.1 million for building carrying costs and $1.2 million of other costs, including professional and legal fees. Through June 29, 2002, $739,000 of professional fees had been charged against the reserve.

On September 10, 2001, the Company acquired all the outstanding common stock of Springfield Foodservice Corporation ("Springfield"), a privately owned, broadline foodservice distributor based in Springfield, Massachusetts. The Company paid $80.7 million for Springfield, consisting of $41.0 million in cash and 1.3 million shares of its common stock, valued at $31.30 per share. In addition, in connection with the acquisition, the Company entered into an earnout agreement whereby it will be required to pay a former shareholder of Springfield up to $3.9 million as additional purchase price, payable in cash and shares of the Company's common stock over a three-year period, if Springfield achieves certain operating targets. The allocation of the excess purchase price is preliminary and subject to final adjustment.

On April 2, 2001, the Company acquired all of the outstanding stock of Empire Seafood Holding Corp. and Empire Imports, Inc., collectively "Empire Seafood," a privately owned distributor and processor of seafood. The Company paid $75.0 million for Empire Seafood, consisting of $40.7 million in cash, net of cash acquired, notes payable to the former shareholders of Empire Seafood of $13.6 million that were paid by the Company in the third quarter of 2001 and 803,000 shares of the Company's common stock, valued at $24.42 per share. In addition, in connection with the acquisition, the Company entered into an earnout agreement whereby it will be required to pay certain former shareholders of Empire Seafood up to $7.5 million as additional purchase price, payable in cash and shares of the Company's common stock over a three-year period, if Empire Seafood achieves certain operating targets. The allocation of the excess purchase price of Empire Seafood was finalized in the first quarter of 2002.

Also in the 2001 period, the Company paid a total of $3.1 million in cash and issued approximately 15,000 shares of its common stock, valued at $25.64 per share, to the former shareholders of Carroll County, State Hotel Supply Company, Inc. and AFFLINK, which were acquired in 2000, 1999 and 1998, respectively, as a result of certain contractual obligations in the purchase agreements relating to those acquisitions.

The condensed consolidated statements of earnings and cash flows reflect the results of the Quality Foods, Fresh Express, Springfield and Empire Seafood acquisitions from the dates of acquisition through June 29, 2002. The unaudited consolidated results of operations on a pro forma basis as though these acquisitions had been consummated as of the beginning of 2001 are as follows:

(In thousands, except per share amounts)	2002 Quarter	2001 Quarter	2002 Period	2001 Period

Net sales	$1,136,389	$1,074,926	$2,225,646	$2,084,455
Gross profit	192,299	155,874	360,818	315,286
Net earnings	20,653	15,904	30,784	27,223
Basic net earnings per common share	$0.47	$0.37	$0.70	$0.63
Diluted net earnings per common share	0.44	0.35	0.67	0.61

The above pro forma results are presented for information purposes only and may not be indicative of the operating results that would have occurred had these acquisitions been consummated as of the beginning of 2001. The above pro forma results include amortization expense of $366,000 and $770,000 for the 2001 quarter and period, respectively, related to the acquisition of Empire Seafood that will not continue in future years as a result of the Company's adoption of SFAS No. 142.

The following table presents details of the Company's intangible assets:
	As of June 29, 2002			As of December 29, 2001

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Intangible assets with definite lives:
Goodwill	$-	$-	$-	$440,811	$15,625	$425,186
Customer relationships	94,238	5,570	88,668	90,569	3,308	87,261
Trade names and trademarks	28,496	853	27,643	80,697	457	80,240
Debt issuance costs	8,488	966	7,522	8,496	493	8,003
Non-compete agreements	5,455	3,207	2,248	4,914	2,619	2,295
Assembled workforce	-	-	-	1,400	73	1,327
Total intangible assets with definite lives	$136,677	$10,596	$126,081	$626,887	$22,575	$604,312

Intangible assets with indefinite lives:
Goodwill*	$496,483	$15,518	$480,965
Trade names*	56,678	135	56,543
Total intangible assets with indefinite lives	$553,161	$15,653	$537,508

* Accumulated amortization was recorded before the Company's adoption of SFAS No. 142.

The Company recorded amortization expense of $2.1 million and $2.4 million for the 2002 and 2001 quarters, respectively, and $3.8 million and $4.3 million for the 2002 and 2001 periods, respectively. The estimated future amortization expense on intangible assets as of June 29, 2002 is as follows:
(In thousands)	Amount

2002 (remaining six months)	$3,736
2003	7,373
2004	7,276
2005	7,166
2006	6,901
2007	6,475
Thereafter	87,154
Total	$126,081

The following table presents the changes in the net carrying amount of goodwill allocated to the Company's reportable segments, as defined in Note 7, during the 2002 period:

(In thousands)	Broadline Segment	Fresh-Cut Segment	Total

Balance as of December 29, 2001	$210,114	$215,072	$425,186
Goodwill acquired	51,619	-	51,619
Purchase accounting adjustments	161	2,692	2,853
Reclassification from (to) other intangible assets	(20)	1,327	1,307

Balance as of June 29, 2002	$261,874	$219,091	$480,965

In the 2002 period, the Company acquired goodwill of $51.6 million related to its acquisition of Quality Foods and its contractual payments to Carroll County Foods and AFFLINK. In the Broadline segment in the 2002 period, the Company adjusted goodwill by $161,000, net, for deferred taxes and purchase price allocation adjustments related to acquisitions completed in 2001, and reclassified $20,000 of intangible assets from goodwill to other intangible assets. In the Fresh-Cut segment in the 2002 period, the Company adjusted goodwill by $2.7 million for deferred taxes, additional acquisition costs and purchase price allocation adjustments. In the first quarter of 2002, upon adoption of SFAS No. 142, the Company also reclassified a $1.3 million workforce intangible asset in its Fresh-Cut segment to goodwill from other intangible assets, in accordance with SFAS No. 142.

4. Supplemental Cash Flow Information

Supplemental disclosures of cash flow information for the 2002 and 2001 periods are as follows:
(In thousands)	2002 Period	2001 Period
Cash paid during the period for:
Interest	$8,447	$4,429
Income taxes	3,086	8,476

5. Accounts Receivable

In July 2001, the Company entered into a receivables purchase facility (the "Receivables Facility"), under which PFG Receivables Corporation, a wholly owned, special-purpose subsidiary of the Company, sold an undivided interest in certain of the Company's trade receivables. PFG Receivables Corporation was formed for the sole purpose of buying receivables generated by certain of the Company's operating units, and selling an undivided interest in those receivables to a financial institution. Under the Receivables Facility, the Company's operating units transfer a portion of their accounts receivable to PFG Receivables Corporation, which in turn, subject to certain conditions, may from time to time sell an undivided interest in these receivables to a financial institution. The Company's operating units continue to service the receivables on behalf of the financial institution at estimated market rates. Accordingly, the Company has not recognized a servicing asset or liability. The amount of the undivided interest in the receivables owned by the financial institution cannot exceed $90.0 million at any one time. On July 12, 2002, the Company extended its Receivables Facility through July 11, 2003.

The Company received $78.0 million of proceeds from the sale of the undivided interest in receivables sold under the Receivables Facility in 2001. At June 29, 2002, securitized accounts receivable totaled $110.4 million, which includes $78.0 million sold to a financial institution and derecognized from the condensed consolidated balance sheet and includes the Company's residual interest in accounts receivable ("Residual Interest") of $32.4 million, which is included in accounts receivable. The Residual Interest represents the Company's retained interest in receivables held by PFG Receivables Corporation, and was measured using the estimated discounted cash flows of the underlying accounts receivable based on estimated collections and a discount rate equivalent to the Company's incremental borrowing rate. The loss on sale of the undivided interest in receivables of $493,000 and $931,000 in the 2002 quarter and period, respectively, is included in other expense in the condensed consolidated statements of earnings and represents the Company's cost of securitizing those receivables with the financial institution.

The Company records the sale of the undivided interest in accounts receivable to the financial institution in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Accordingly, at the time the undivided interest in receivables is sold, the receivables are removed from the Company's balance sheet. The Company records a loss on the sale of the undivided interest in these receivables, which includes a discount, based upon the receivables' credit quality and a financing cost for the financial institution, based upon a 30-day commercial-paper rate. At June 29, 2002, the rate under the Receivables Facility was 2.31% per annum.

The key economic assumptions used to measure the Residual Interest at June 29, 2002, were a discount rate of 3.00% and an estimated life of approximately 1.5 months. At June 29, 2002, an immediate adverse change in the discount rate and estimated life of 10% and 20%, with other factors remaining constant, would result in a reduction in the fair value of the Residual Interest and corresponding increase in the loss on sale of receivables of $17,000 and $35,000, respectively.

6. Net Earnings Per Common Share

Basic net earnings per common share ("EPS") is computed by dividing net income available to common shareholders (numerator) by the weighted-average number of common shares outstanding (denominator) during the period. Diluted EPS is calculated using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be repurchased upon the exercise of stock options. A reconciliation of the numerators and denominators of the basic and diluted EPS computations is as follows:
	2002 Quarter			2001 Quarter

(In thousands, except per share amounts)	Net Earnings (1)	Shares (2)	Per-Share Amount	Net Earnings (1)	Shares (2)	Per-Share Amount
Basic EPS:
Net earnings available to
common shareholders	$22,278	44,024	$0.51	$10,773	36,542	$0.29
Effect of dilutive securities:
Stock options	-	1,490		-	1,315
5 1/2% Convertible
Subordinated Notes	1,877	6,108		-	-
Diluted EPS:
Net earnings available to
common shareholders	$24,155	51,622	$0.47	$10,773	37,857	$0.28

(1) Numerator
(2) Denominator

Options to purchase approximately 538,000 shares that were outstanding at June 29, 2002 were excluded from the computation of diluted shares because of their antidilutive effect on EPS for the 2002 quarter. The exercise price of these options ranged from $36.30 to $38.50. In October 2001, the Company issued $201.3 million aggregate principal amount of 5 1/2% convertible subordinated notes due in 2008 (the "Convertible Notes"). The common share equivalents and after-tax interest expense related to the Convertible Notes are included in the computation of diluted EPS for the 2002 quarter because of their dilutive effect on EPS.

Options to purchase approximately 430,000 shares that were outstanding at June 30, 2001 were excluded from the computation of diluted shares because of their antidilutive effect on EPS for the 2001 quarter. The exercise prices of these options ranged from $26.75 to $28.48.

	2002 Period			2001 Period

(In thousands, except per share amounts)	Net Earnings (1)	Shares (2)	Per-Share Amount	Net Earnings (1)	Shares (2)	Per-Share Amount
Basic EPS:
Net earnings available to
common shareholders	$33,034	43,935	$0.75	$15,970	36,066	$0.44
Effect of dilutive securities:
Stock options	-	1,537		-	1,317
5 1/2% Convertible
Subordinated Notes	3,754	6,108		-	-
Diluted EPS:
Net earnings available to
common shareholders	$36,788	51,580	$0.71	$15,970	37,383	$0.43

(1) Numerator

(2) Denominator

Options to purchase approximately 542,000 shares that were outstanding at June 29, 2002 were excluded from the computation of diluted shares because of their antidilutive effect on EPS for the 2002 period. The exercise price of these options ranged from $35.45 to $38.50. The common share equivalents and after-tax interest expense related to the Convertible Notes are included in the computation of diluted EPS for the 2002 quarter because of their dilutive effect on EPS.

Options to purchase approximately 483,000 shares that were outstanding at June 30, 2001 were excluded from the computation of diluted shares because of their antidilutive effect on EPS for the 2001 period. The exercise prices of these options ranged from $25.77 to $28.48.

7. Industry Segment Information

The Company has three operating segments: broadline foodservice distribution ("Broadline"); customized foodservice distribution ("Customized"); and fresh-cut produce processing ("Fresh-Cut"). Broadline markets and distributes more than 48,000 national and proprietary brand food and non-food products to a total of approximately 38,000 street and chain customers. Broadline consists of 17 operating locations that independently design their own product mix, distribution routes and delivery schedules to accommodate the needs of a large number of customers whose individual purchases vary in size. Customized focuses on serving casual-dining chain restaurants. These customers generally prefer a centralized point of contact that facilitates item and menu changes, tailored distribution routing and customer service. The Customized distribution network distributes nationwide and internationally from five distribution facilities. Fresh-Cut purchases, processes, packages and distributes a variety of packaged, ready-to-eat salads and other fresh-cut produce to food retailers and third-party distributors for resale primarily to quick-service restaurants located throughout the United States. Fresh-Cut operations are conducted at nine processing facilities.

(In thousands)	Broadline	Customized	Fresh-Cut	Corporate & Intersegment	Consolidated
2002 Quarter

Net external sales	$500,401	$350,557	$217,096	$-	$1,068,054
Intersegment sales	7,422	-	25,418	(32,840)	-
Operating profit	15,444	4,172	24,296	(3,652)	40,260
Total assets	573,986	96,675	610,695	107,487	1,388,843
Interest expense (income)	1,862	154	5,478	(3,052)	4,442
Loss (gain) on sale of receivables	1,563	400	-	(1,470)	493
Depreciation	2,991	743	4,631	360	8,725
Amortization	602	-	1,129	322	2,053
Capital expenditures	2,912	2,679	9,692	1,669	16,952

(In thousands)	Broadline	Customized	Fresh-Cut	Corporate & Intersegment	Consolidated

2001 Quarter

Net external sales	$415,477	$312,396	$66,949	$-	$794,822
Intersegment sales	1,820	-	10,083	(11,903)	-
Operating profit	12,386	3,569	6,360	(2,305)	20,010
Total assets	438,021	123,904	199,209	21,039	782,173
Interest expense (income)	2,827	817	2,482	(3,965)	2,161
Depreciation	2,500	621	1,328	73	4,522
Amortization	1,362	-	1,003	25	2,390
Capital expenditures	4,508	671	739	1,155	7,073

(In thousands)	Broadline	Customized	Fresh-Cut	Corporate & Intersegment	Consolidated
2002 Period

Net external sales	$951,211	$691,674	$422,072	$-	$2,064,957
Intersegment sales	13,866	-	46,968	(60,834)	-
Operating profit	23,850	7,618	37,134	(6,926)	61,676
Total assets	573,986	96,675	610,695	107,487	1,388,843
Interest expense (income)	3,326	283	10,543	(5,411)	8,741
Loss (gain) on sale of receivables	3,045	870	-	(2,984)	931
Depreciation	5,766	1,495	9,156	618	17,035
Amortization	956	-	2,257	622	3,835
Capital expenditures	4,045	3,892	18,072	2,600	28,609

(In thousands)	Broadline	Customized	Fresh-Cut	Corporate & Intersegment	Consolidated
2001 Period

Net external sales	$775,157	$610,447	$132,693	$-	$1,518,297
Intersegment sales	2,651	-	22,268	(24,919)	-
Operating profit	17,307	6,212	10,514	(4,015)	30,018
Total assets	438,021	123,904	199,209	21,039	782,173
Interest expense (income)	4,918	1,819	5,572	(8,506)	3,803
Depreciation	4,823	1,202	2,485	135	8,645
Amortization	2,203	-	2,007	47	4,257
Capital expenditures	9,765	1,281	1,085	1,660	13,791

8. Subsequent Events

On July 12, 2002, the Company acquired all of the outstanding common stock of Middendorf Meat Company ("Middendorf"), a privately owned, broadline foodservice distributor based in St. Louis, Missouri, through the merger of Middendorf with a wholly owned subsidiary of the Company. Middendorf distributes custom-cut steaks and other foodservice items to independent restaurants, private clubs, hotels and other foodservice establishments in St. Louis and surrounding areas. The Company paid $34.6 million, subject to certain adjustments, for the acquisition of Middendorf, consisting of $22.2 million in cash, net of cash acquired, including the repayment of net debt outstanding and the assumption of certain liabilities and issued approximately 378,000 shares of its common stock, valued at $32.78 per share. In addition, the Company is obligated to pay the former shareholders of Middendorf, as additional purchase price, up to $5.0 million consisting of cash and the issuance of additional common shares if Middendorf achieves certain operating targets through 2006.

On July 26, 2002, the Company acquired all of the outstanding common stock of Thoms-Proestler Company ("Thoms-Proestler"), a privately owned, broadline foodservice distributor based in Rock Island, Illinois. Thoms-Proestler is a full-service broadliner that services customers located throughout the states of Illinois, Indiana, Iowa and Wisconsin, including the major metropolitan area of Chicago. Thoms-Proestler's customers include local and regional restaurant chains, independent restaurants and healthcare facilities. The Company paid $100.0 million for the acquisition of Thoms-Proestler, consisting of $84.1 million in cash, including the repayment of net debt outstanding and the assumption of certain liabilities and issued approximately 500,000 shares of its common stock, valued at $31.96 per share. In addition, the Company is obligated to pay the former shareholders of Thoms-Proestler, as additional purchase price, up to $7.0 million, consisting of cash and the issuance of additional common shares if Thoms-Proestler achieves certain operating targets through 2004.

On July 28, 2002, the Company discovered an ammonia leak in the refrigeration system at its Springfield facility. Although there were no injuries and the leak was confined to the facility, the leak has caused certain physical damage at the facility. Springfield resumed shipments of non-refrigerated products from the facility within a week of the incident, and resumed shipments of refrigerated and frozen products within two weeks of the incident. The Company's Broadline facilities based in Maine and New Jersey were able to service certain of the customers normally served by the Springfield facility until the Springfield facility became fully operational.

The Company is currently analyzing the extent of damage related to the leak and the Company's insurance coverage. The Company believes that its insurance should cover the costs of cleaning and repairing the facility and should cover lost profits at Springfield as a result of the incident. However, under the applicable limits of the Company's insurance coverage for such an incident, the Company anticipates that it will experience a non-recurring charge in the second half of 2002 relating to the replacement of inventory and other associated costs at the Springfield facility, which amount may be offset by any recovery of inventory not damaged or by amounts recovered from third parties. The Company preliminarily estimates that this charge, together with any other costs associated with the interruption that are not covered by insurance, could reduce, on a one-time basis, the Company's anticipated net earnings after taxes for 2002 by approximately $4.2 million to approximately $5.5 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unless this Form 10-Q indicates otherwise or the context otherwise requires, the terms "we," "our," "us," or "Performance Food Group" as used in this Form 10-Q refer to Performance Food Group Company and its subsidiaries. References in this Form 10-Q to the 2002 and 2001 quarters and periods refer to our fiscal quarter and our six-month period ended June 29, 2002, and the restated fiscal quarter and the restated six-month period ended June 30, 2001, respectively, unless otherwise expressly stated or the context otherwise requires.

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q.

Introduction

Performance Food Group was founded in 1987 as a result of the combination of various foodservice businesses, and has grown both internally through increased sales to existing and new customers and through acquisitions of existing distributors. We market and distribute over 54,000 national and proprietary brand food and non-food products to approximately 39,000 customers in the foodservice, or "food-away-from-home," industry. Our extensive product line and distribution system allow us to service both of the major customer types in the foodservice industry: "street" foodservice customers, which include independent restaurants, hotels, cafeterias, schools, healthcare facilities and other institutional customers, and multi-unit, or "chain" customers, which include regional and national quick-service and casual-dining restaurants. The principal components of our expenses include cost of goods sold, which represents the amounts paid to manufacturers and growers for products sold, and operating expenses, which include primarily labor-related expenses, delivery costs and occupancy expenses related to our facilities.

We have three operating segments: broadline foodservice distribution; customized foodservice distribution; and fresh-cut produce processing. Broadline markets and distributes more than 48,000 national and proprietary brand food and non-food products to a total of approximately 38,000 street and chain customers. Broadline consists of 17 operating locations that independently design their own product mix, distribution routes and delivery schedules to accommodate the needs of a large number of customers whose individual purchases vary in size. Customized focuses on serving casual-dining chain restaurants. These customers generally prefer a centralized point of contact that facilitates item and menu changes, tailored distribution routing and customer service. The Customized distribution network distributes nationwide and internationally from five distribution facilities. Fresh-Cut purchases, processes, packages and distributes a variety of packaged, ready-to-eat salads and other fresh-cut produce to food retailers and third-party distributors for resale primarily to quick-service restaurants located throughout the United States. Fresh-Cut operations are conducted at nine processing facilities.

Results of Operations

The following table sets forth, for the periods indicated, the components of our condensed consolidated statements of earnings expressed as a percentage of net sales:
	2002 Quarter	2001 Quarter	2002 Period	2001 Period

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	83.0	86.3	83.8	86.7
Gross profit	17.0	13.7	16.2	13.3
Operating expenses	13.2	11.2	13.2	11.3
Operating profit	3.8	2.5	3.0	2.0
Other expense, net	0.5	0.3	0.4	0.3
Earnings before income taxes	3.3	2.2	2.6	1.7
Income tax expense	1.2	0.8	1.0	0.6
Net earnings	2.1%	1.4%	1.6%	1.1%

Comparison of the 2002 and 2001 Periods and Quarters

Net sales. Net sales increased 34.4% to $1.07 billion in the 2002 quarter from net sales of $794.8 million in the 2001 quarter. Net sales increased 36.0% to $2.06 billion in the 2002 period from net sales of $1.52 billion in the 2001 period. Net sales in our existing operations for the 2002 quarter increased 7.3% over the 2001 quarter and 8.4% for the 2002 period over the 2001 period, while acquisitions contributed the remaining 27.1% and 27.6% of our total sales growth for the 2002 quarter and period, respectively. We estimate that inflation was nominal for the 2002 quarter and contributed approximately 1% to the increase in net sales for the 2002 period.

Our Broadline segment net sales of $500.4 million and $951.2 million in the 2002 quarter and period, respectively, represented 46.9% and 46.1% of our consolidated net sales, down from 52.3% and 51.1% of our consolidated net sales in the 2001 quarter and period, respectively. The decrease as a percentage of our consolidated net sales is due primarily to the acquisition of Fresh International Corp. and its subsidiaries, collectively "Fresh Express," in the fourth quarter of 2001, which is reported in the Fresh-Cut segment. Our acquisition of Fresh Express is discussed in further detail in "Business Combinations." Broadline net sales increased 20.4% to $500.4 million in the 2002 quarter from $415.5 million in the 2001 quarter, and increased 22.7% to $951.2 million in the 2002 period from $775.2 million in the 2001 period. Net sales in our existing Broadline operations for the 2002 quarter increased 4.6% over the 2001 quarter and 6.1% for the 2002 period over the 2001 period, while acquisitions contributed the remaining 15.8% and 16.6% of our total Broadline sales growth for the 2002 quarter and period, respectively. Broadline acquisition sales growth was the result of our acquisitions of Empire Seafood Holding Corp. and Empire Imports, Inc., collectively, "Empire Seafood," in April 2001; Springfield Foodservice Corporation in September 2001; and Quality Foods, Inc. in May 2002. Our acquisitions of Empire Seafood, Springfield and Quality Foods are discussed in "Business Combinations."

Our Customized segment net sales of $350.6 million and $691.7 million in the 2002 quarter and period, respectively, represented 32.8% and 33.5% of our consolidated net sales, down from 39.3% and 40.2% of our consolidated net sales in the 2001 quarter and period, respectively. The decrease as a percentage of our consolidated net sales is due primarily to the acquisition of Fresh Express. Customized net sales increased 12.2% to $350.6 million in the 2002 quarter from $312.4 million in the 2001 quarter, and 13.3% to $691.7 million in the 2002 period, from $610.4 million in the 2001 period. This increase in net sales is the result of the addition of a new casual-dining chain customer in the fourth quarter of 2001 and the continued growth in sales to existing customers.

Our Fresh-Cut segment net sales of $217.1 million and $422.1 million in the 2002 quarter and period, respectively, represented 20.3% and 20.4% of our consolidated net sales, respectively, up from 8.4% and 8.7% of our consolidated net sales in the 2001 quarter and period, respectively. Fresh-Cut net sales increased 224.5% to $217.1 million in the 2002 quarter from $66.9 million in the 2001 quarter, and increased 218.1% to $422.1 million in the 2002 period from $132.7 million in the 2001 period. Net sales in our existing Fresh-Cut operations for the 2002 quarter increased 3.8% over the 2001 quarter and 2.3% for the 2002 period over the 2001 period, while the acquisition of Fresh Express in the fourth quarter of 2001 contributed the remaining 220.7% and 215.8% of our total Fresh-Cut sales growth for the 2002 quarter and period, respectively.

Gross profit. Gross profit increased 67.9% to $182.1 million in the 2002 quarter from $108.5 million in the 2001 quarter. Gross profit increased 66.0% to $335.4 million in the 2002 period from $202.1 million in the 2001 period. Gross profit margin, which we define as gross profit as a percentage of net sales, increased to 17.0% and 16.2% in the 2002 quarter and period, respectively, compared to 13.7% and 13.3% in the 2001 quarter and period, respectively. The increase in gross profit margin was due primarily to our acquisition of Fresh Express, which typically has had higher gross margins than many of our other operating companies.

Operating expenses. Operating expenses increased 60.4% to $141.8 million in the 2002 quarter compared with $88.4 million in the 2001 quarter. Operating expenses increased 59.1% to $273.7 million in the 2002 period compared with $172.0 million in the 2001 period. As a percentage of net sales, operating expenses increased to 13.2% in the 2002 quarter from 11.2% in the 2001 quarter, and to 13.2% in the 2002 period from 11.3% in the 2001 period. The increase in operating expenses as a percentage of net sales was due mainly to our acquisition of Fresh Express, which typically has had higher operating expense levels than our foodservice distribution business.

Operating profit. Operating profit increased 101.2% to $40.3 million in the 2002 quarter from $20.0 million in the 2001 quarter. Operating profit increased 105.5% to $61.7 million in the 2002 period, compared to $30.0 million in the 2001 period. Operating profit margin, which we define as operating profit as a percentage of net sales, increased to 3.8% in the 2002 quarter from 2.5% in the 2001 quarter, and to 3.0% in the 2002 period from 2.0% in the 2001 period. Operating profit margin, adjusting for the impact of Statement of Financial Accounting Standards, or SFAS, No. 142, Goodwill and Other Intangible Assets, the new accounting standard regarding amortization of intangible assets (see "Recently Issued Accounting Pronouncements" below), would have been 2.7% and 2.2% for the 2001 quarter and period, respectively.

Operating profit margin in our Broadline segment increased to 3.1% in the 2002 quarter from 3.0% in the 2001 quarter, and to 2.5% in the 2002 period from 2.2% in the 2001 period. Operating profit margin in our Broadline segment, adjusting for the impact of SFAS No. 142, would have been 3.2% and 2.5% for the 2001 quarter and period, respectively. Thus, Broadline operating profit margin declined slightly for the 2002 quarter compared to the 2001 quarter, and remained flat for the 2002 period compared to the 2001 period, when adjusting the 2001 quarter and period margins for the impact of SFAS No. 142. Broadline operating profit margins were negatively impacted in the 2002 quarter and period by our acquisition of Quality Foods, which has lower operating profit margins than our other Broadline companies.

Operating profit margin in our Customized segment increased to 1.2% in the 2002 quarter from 1.1% in the 2001 quarter, and to 1.1% in the 2002 period from 1.0% in the 2001 period, mainly as a result of improved efficiencies in transportation and warehousing.

Operating profit margin in our Fresh-Cut segment increased to 11.2% in the 2002 quarter from 9.5% in the 2001 quarter. Operating profit margin in our Fresh-Cut segment increased to 8.8% in the 2002 period from 7.9% in the 2001 period. Operating profit margin in our Fresh-Cut segment, adjusting for the impact of SFAS No. 142 would have been 10.6% and 9.0% for the 2001 quarter and period, respectively. Thus, the Fresh-Cut operating profit margin increased 0.6% for the 2002 quarter compared to the 2001 quarter, and declined slightly for the 2002 period compared to the 2001 period, when adjusting the 2001 quarter and period margins for the impact of SFAS No. 142.

The availability and market price of iceburg lettuce product, which experienced significant inflation in March and early April 2002, impacted operating profit margins for the 2002 quarter and period. In addition, the seasonality of Fresh Express, whose first and second quarters are historically its strongest, contributed to the improvement in operating margins. We expect Fresh-Cut operating margins for the second half of 2002 to be somewhat less than the first half of 2002 due to this seasonality. We expect to incur costs related to new product development in the Fresh-Cut segment during the second half of 2002 that may decrease our operating profit margins in the Fresh-Cut segment.

Other expense, net. Other expense, net, increased to $4.6 million in the 2002 quarter from $2.6 million in the 2001 quarter, and to $8.8 million in the 2002 period from $4.3 million in the 2001 period. Included in other expense, net, was interest expense of $4.4 million in the 2002 quarter, compared with interest expense of $2.2 million in the 2001 quarter and interest expense of $8.7 million in the 2002 period, compared with interest expense of $3.8 million in the 2001 period. Interest expense was higher in the 2002 quarter and period than the 2001 quarter and period primarily as a result of the issuance in October 2001 of $201.3 million of 5 1/2% convertible subordinated notes due in 2008, referred to as the Convertible Notes. In the 2002 quarter and period, other expense, net, also included a loss on the sale of the undivided interest in receivables of $493,000 and $931,000, respectively, related to the receivables purchase facility, referred to as the Receivables Facility. The Convertible Notes and the Receivables Facility are discussed in "Liquidity and Capital Resources."

Income tax expense. Income tax expense increased to $13.4 million in the 2002 quarter from $6.6 million in the 2001 quarter, and to $19.8 million in the 2002 period from $9.8 million in the 2001 period. As a percentage of earnings before income taxes, the provision for income taxes was 37.5% for the 2002 quarter and period and 38.0% for the 2001 quarter and period. The decrease in the effective tax rate in 2002 is the result of our adoption of SFAS No. 142 at the beginning of 2002. The provisions of SFAS No. 142 eliminated the amortization of goodwill and other intangible assets with indefinite lives. The provisions and effects of the adoption of SFAS No. 142 are discussed in detail in "Recently Issued Accounting Pronouncements."

Net earnings. Net earnings increased 106.8% to $22.3 million in the 2002 quarter compared to $10.8 million in the 2001 quarter. In the 2002 period, net earnings increased 106.9% to $33.0 million from $16.0 million in the 2001 period. As a percentage of net sales, net earnings increased to 2.1% in the 2002 quarter from 1.4% in the 2001 quarter, and to 1.6% in the 2002 period from 1.1% in the 2001 period.

Net earnings per common share diluted. Basic net earnings per common share, or EPS, is computed by dividing net income available to common shareholders (numerator) by the weighted-average number of common shares outstanding (denominator) during the period. Diluted EPS is calculated using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Diluted EPS increased 67.9% to $0.47 in the 2002 quarter compared to $0.28 in the 2001 quarter. In the 2002 period, diluted EPS increased 65.1% to $0.71 from $0.43 in the 2001 period. In October 2001, we issued the Convertible Notes. Common share equivalents of 6.1 million related to the Convertible Notes are included in the calculation of diluted EPS in the 2002 quarter and period because of their dilutive effect on EPS. After-tax interest expense on the Convertible Notes of $1.9 million and $3.8 million for the 2002 quarter and period, respectively, is also included in the computation of diluted EPS because of the dilutive effect of the Convertible Notes.

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

Cash flows provided by operating activities. Cash provided by operating activities was $68.4 million in the 2002 period. In the 2002 period, the primary sources of cash from operating activities were net earnings and increased levels of income taxes payable, trade payables, accrued expenses and decreased levels of other current assets, partially offset by increased levels of trade receivables, deferred tax assets and prepaid expenses. Cash provided by operating activities was $45.5 million in the 2001 period. In the 2001 period, the primary sources of cash from operations were net earnings, increased levels of trade payables and decreased levels of trade receivables, partially offset by increased levels of inventories.

Cash used in investing activities. Cash used in investing activities was $120.7 million in the 2002 period. Investing activities include additions to and disposals of property, plant and equipment and the acquisition of businesses. Capital expenditures, excluding acquisitions of other businesses, for the 2002 period were $28.6 million. We anticipate that our total capital expenditures, excluding acquisitions, for fiscal 2002 will be approximately $70.0 million. Cash used in investing activities in the 2002 period also included $93.1 million net cash paid for acquisitions, consisting of $90.3 million paid for the acquisition of Quality Foods, net of cash acquired, and $2.8 million paid to the former shareholders of Carroll County Foods, Inc., and AFFLINK Incorporated (formerly Affiliated Paper Companies, Inc.), which were acquired in 2000 and 1998, respectively, as a result of certain contractual obligations under the purchase agreements relating to those acquisitions. In the 2001 period, cash used in investing activities was $55.6 million. In the 2001 period, our total capital expenditures, excluding acquisitions of businesses, were $13.8 million. Cash used in investing activities in the 2001 period also included $43.8 million net cash paid for acquisitions, consisting of $40.7 million paid for the acquisition of Empire Seafood, net of cash acquired, and $3.1 million paid to the former shareholders of Carroll County, State Hotel Supply Company, Inc. and AFFLINK, as a result of certain contractual obligations under the purchase agreements relating to those acquisitions.

Cash provided by financing activities. Cash provided by financing activities was $14.0 million in the 2002 period. In the 2002 period, cash flows from financing activities included net borrowings of $13.0 million on our revolving credit facility and proceeds of $7.2 million from the exercise of stock options. Cash used in financing activities in the 2002 period included a decrease in outstanding checks in excess of deposits of $5.0 million and principal payments on long-term debt of $1.2 million. Cash provided by financing activities was $1.3 million in the 2001 period. In the 2001 period, cash flows from financing activities included net borrowings of $13.0 million on our revolving credit facility, $906,000 of proceeds from industrial revenue bonds issued to finance the construction of a new produce-processing facility and proceeds of $4.8 million from the exercise of stock options. In the 2001 period, cash used in financing activities included a decrease in outstanding checks in excess of deposits of $16.0 million and principal payments on long-term debt of $1.5 million.

Financing Activities

In October 2001, we issued $201.3 million aggregate principal amount of 5 1/2% convertible subordinated notes due in 2008. The net proceeds from the issuance of the Convertible Notes and from our concurrent offering of common stock, discussed below, were used to repay our borrowings outstanding under our existing revolving credit facility and to fund the acquisition of Fresh Express. The Convertible Notes are subordinated to all existing and future senior debt and are convertible at any time until maturity into shares of our common stock at a conversion price of $32.95 per share, subject to adjustment. The Convertible Notes are redeemable at our option, in whole or in part, at any time on or after October 16, 2004. Each holder of the Convertible Notes has the right to cause us to repurchase all of such holder's Convertible Notes at 100% of their principal amount plus accrued interest upon a change of control of the Company, as defined in the indenture governing the Convertible Notes, and upon the occurrence of certain other events. Interest is payable semi-annually.

Also in October 2001, we issued 5,750,000 shares of our common stock at an offering price of $26.36 per share. The proceeds from this offering of $143.4 million, after deducting underwriting discounts and estimated offering expenses, and proceeds from the concurrent offering of Convertible Notes were used to fund the acquisition of Fresh Express and to repay borrowings outstanding under our existing revolving credit facility.

In October 2001, we entered into a $200.0 million revolving credit facility, referred to as the Credit Facility, with several financial institutions which replaced our existing $85.0 million credit facility and $5.0 million working capital line of credit. The Credit Facility expires in 2006 and bears interest at a floating rate equal to, at our election, the agent bank's prime rate or a spread over LIBOR, which varies based upon our leverage ratio, as defined in the credit agreement. The Credit Facility has a commitment fee, ranging from 0.20% to 0.25% of the average daily unused portion of the total facility, based on our leverage ratio, as defined in the credit agreement. The Credit Facility also requires the maintenance of certain financial ratios, as defined in the credit agreement, and contains customary events of default. The Credit Facility allows for the issuance of up to $40.0 million of standby letters of credit, which reduce borrowings available under the Credit Facility. At June 29, 2002, we had $7.3 million of outstanding letters of credit under the Credit Facility. The Credit Facility also requires that our existing subsidiaries and, subject to limited exceptions, future subsidiaries, guarantee all of our borrowings, letters of credit and other obligations under the Credit Facility. At June 29, 2002, we had $13.0 million outstanding under the Credit Facility, and $179.7 million available under the Credit Facility, subject to compliance with customary borrowing conditions. At June 29, 2002, our borrowings under the Credit Facility bore interest at 2.6% per annum.

We believe that our cash flows from operations, borrowings under our Credit Facility and the sale of undivided interests in trade receivables under the Receivables Facility will be sufficient to fund our current operations and capital expenditures for the foreseeable future. However, we will likely require additional sources of financing to the extent that we make additional acquisitions in the future.

Off Balance Sheet Financing Activities

We utilize two sources of funding that could generally be described as off balance sheet financing - the Receivables Facility and our master operating lease facilities, all described below. The Receivables Facility represents off balance sheet financing because the financial institution's ownership interest in certain of our accounts receivable results in assets being removed from our balance sheet to the extent that the undivided interest qualifies for sale treatment under generally accepted accounting principles. This treatment allows us to account for the transaction with the financial institution as a sale of the undivided interest in the accounts receivable instead of reflecting the financial institution's net investment of $78.0 million as debt. Under the terms of our master operating lease facilities, the third party lessor owns the properties, incurs the related debt to construct the properties, and thereafter, leases each property to us. We enter into leases for each of the properties, which we may seek to renew upon their expiration. If we are unable to or choose not to renew the leases, we have the option of facilitating the sale of the properties to third parties (subject to a residual value guarantee) or purchasing the properties at their original cost. Our leases under the master operating lease facilities qualify for operating lease accounting treatment under SFAS No. 13, Accounting for Leases, and, as such, the buildings, and the debt incurred to construct them, are not included on our balance sheet. The cost of these buildings and the debt incurred to construct them of $83.2 million were not recorded on our balance sheet as of June 29, 2002.

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

We received approximately $78.0 million of proceeds from the undivided interest in receivables sold under the Receivables Facility in 2001. At June 29, 2002, securitized accounts receivable totaled $110.4 million, which includes $78.0 million sold to the financial institution and derecognized from the consolidated balance sheet and includes our residual interest in accounts receivable of $32.4 million, which was included in accounts receivable on our condensed consolidated balance sheet. The residual interest represents our retained interest in receivables held by PFG Receivables Corporation. We measured the residual interest using the estimated discounted cash flows of the underlying accounts receivable, based on estimated collections and a discount rate equivalent to our incremental borrowing rate. The loss on sale of receivables of $493,000 and $931,000 in the 2002 quarter and period, respectively, is included in other expense and represents our cost of securitizing those receivables with the financial institution.

In September 1997, we entered into our first master operating lease facility, referred to as the First Lease Facility. In February 2001, we increased this master operating lease facility from $47.0 million to $55.0 million. This facility was used to construct four distribution centers. Two of these distribution centers became operational in early 1999, one became operational in the second quarter of 2000, and the remaining property became operational in the second quarter of 2001. Under this facility, the lessor owns the distribution centers, incurs the related debt to construct the properties, and thereafter leases each property to us. We have entered into leases for each of the properties. All of these leases end on September 12, 2002, including extensions. Upon the expiration of the leases, we may seek to renew the leases. If we are unable to or choose not to renew the leases, we have the option of facilitating the sale of the properties to third parties or purchasing the properties at their original cost. If the properties are sold to third parties for less than 88% of their aggregate original cost, we are obligated, under a residual value guarantee, to pay the lessor an amount equal to the shortfall. There can be no assurance that we will be able to renew the leases or sell the properties to third parties, and we may require substantial additional financing if we are required to purchase these properties upon the expiration of the master operating lease facility. Because of the location and condition of each of the four properties referred to above, we believe that the anticipated fair value of these properties could eliminate or substantially reduce the exposure under the residual value guarantee, although there can be no assurance that we will not be required to make payments to satisfy this guarantee. Construction expenditures by the lessor under this facility were $50.1 million.

In June 2000, we entered into a $60.0 million master operating lease facility to construct or purchase various office buildings and distribution centers, referred to as the Second Lease Facility. As of June 29, 2002, two distribution centers had been purchased, one office building had been completed, one distribution center had become operational and an expansion of a distribution center had begun under this facility. Under this facility, the lessor owns the properties, incurs the related debt to construct or purchase the properties and thereafter leases each property to us. We have entered into leases for each of these properties. The leases relating to the four properties referred to above, as well as any other leases that we may enter into under this facility in the future, end on June 9, 2005. Upon the expiration of the leases, we may seek to renew the leases. If we are unable to or choose not to renew the leases, we have the option of facilitating the sale of the properties to third parties or purchasing the properties at their original cost. If the properties are sold to third parties for less than 85% of their aggregate original cost, we are obligated, under a residual value guarantee, to pay the lessor an amount equal to the shortfall. There can be no assurance that we will be able to renew the leases or sell the properties to third parties, and we may require substantial additional financing if we are required to purchase these properties upon the expiration of the master operating lease facility. Because of the location and condition of each of the four properties referred to above, we believe that the anticipated fair value of these properties could eliminate or substantially reduce the exposure under the residual value guarantee with respect to these four properties, although there can be no assurance that we will not be required to make payments to satisfy this guarantee either with respect to these four properties or any other properties which may be constructed or purchased in the future under this facility. Through June 29, 2002, construction expenditures by the lessor under this facility were $33.1 million.

Our First Lease Facility expires in September 2002. In the third quarter of 2002, we intend to refinance two distribution facilities included in our master operating lease facilities with a long-term operating lease. Concurrent with this transaction, we intend to transfer the remaining distribution centers in the First Lease Facility to the Second Lease Facility, or refinance the distribution centers in the First Lease Facility.

Business Combinations

On May 31, 2002, we acquired all of the outstanding stock of Quality Foods, a privately owned, broadline foodservice distributor based in Little Rock, Arkansas. Quality Foods provides products and services to traditional foodservice accounts in a region covering Arkansas, Louisiana, Mississippi, Missouri, Oklahoma, Tennessee and Texas. Our acquisition of Quality Foods will extend our service area to a region that is geographically contiguous to our other broadline businesses. We paid $90.3 million, net of cash acquired, for Quality Foods. In addition, in connection with the acquisition of Quality Foods, we entered into an earnout agreement whereby we will be required to pay the former shareholders of Quality Foods up to $24.0 million in cash if Quality Foods achieves certain operating targets over a three-year period following the acquisition. The allocation of the excess purchase price of Quality Foods is preliminary and subject to final adjustment.

Also in the 2002 period, we paid a total of $2.8 million in cash and issued approximately 15,000 shares of our common stock, valued at $33.52 per share, to the former shareholders of Carroll County and AFFLINK, as a result of certain contractual obligations in the purchase agreements relating to those acquisitions.

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

In connection with the acquisition of Fresh Express, the Company adopted a plan for integrating the business that included closure of certain Fresh Express facilities and consolidation of some administrative functions and offices. A reserve of $8.9 million was established to provide for certain costs of this plan. This accrual was recorded as a part of the allocation of the purchase price of Fresh Express. The accrual included $4.0 million for employee separation, $2.6 million for building exit costs, $1.1 million for building carrying costs and $1.2 million of other costs, including professional and legal fees. Through June 29, 2002, $739,000 of professional fees had been charged against the reserve.

On September 10, 2001, we acquired all the outstanding common stock of Springfield, a privately owned, broadline foodservice distributor based in Springfield, Massachusetts. We paid $80.7 million for Springfield, consisting of $41.0 million in cash and 1.3 million shares of our common stock, valued at $31.30 per share. In addition, in connection with the acquisition, we entered into an earnout agreement whereby we will be required to pay a former shareholder of Springfield up to $3.9 million as additional purchase price over a three-year period if Springfield achieves certain operating targets, payable in cash and shares of our common stock.

On April 2, 2001, we acquired all of the outstanding stock of Empire Seafood, a privately owned distributor and processor of seafood. We paid $75.0 million for Empire Seafood, consisting of $54.3 million in cash, net of cash acquired, including the payment in the third quarter of 2001 of a $13.6 million note to the former shareholders of Empire Seafood, and approximately 803,000 shares of our common stock, valued at $24.42 per share. In addition, in connection with the acquisition, we entered into an earnout agreement whereby we will be required to pay certain former shareholders of Empire Seafood up to $7.5 million as additional purchase price over a three-year period if Empire Seafood achieves certain operating targets, payable in cash and shares of our common stock. The allocation of the excess purchase price of Empire Seafood was finalized in the first quarter of 2002.

Also in the 2001 period, we paid a total of $3.1 million in cash and issued approximately 15,000 shares of our common stock, valued at $25.64 per share, to the former shareholders of Carroll County, State Hotel and AFFLINK, which were acquired in 2000, 1999 and 1998, respectively, as a result of certain contractual obligations in the purchase agreements related to those acquisitions.

Critical Accounting Policies

The increasing complexity of the business environment and applicable authoritative accounting guidance requires us to closely monitor our accounting policies. We have identified the following five critical accounting policies.

Accounting for Business Combinations. We make certain judgments and estimates when determining the fair value of assets acquired and liabilities assumed in a business combination. Those judgments and estimates also include determining the lives assigned to acquired intangibles, the resulting amortization period, what indicators will trigger an impairment, whether those indicators are other than temporary, what economic or competitive factors affect valuation, valuation methodology, and key assumptions including discount rates and cash flow estimates.

As described below under "Recently Issued Accounting Pronouncements," the provisions of SFAS No. 142 require that goodwill and other intangible assets with indefinite lives no longer be amortized, and that goodwill and other intangible assets be tested for impairment upon adoption of this standard and at least annually thereafter. Therefore, at the beginning of 2002, we ceased amortizing goodwill and other intangible assets with indefinite lives. We did not record any transitional impairment loss as a result of the adoption of SFAS No. 142. Thereafter, in connection with our annual evaluation, we would be required to record impairment losses on goodwill and other intangible assets when events and circumstances indicate that those assets have been impaired by examining the fair value of the reporting units which include the businesses whose acquisitions gave rise to the goodwill or other intangible assets. At June 29, 2002, we had $663.6 million of intangible assets, net of accumulated amortization, recorded on our condensed consolidated balance sheet.

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

Inventories. We record inventories at the lower of cost or market, cost being determined primarily on the first-in, first-out method. Reserves for slow moving and obsolete inventories are provided based on historical experience and current product demand. We evaluate the adequacy of these reserves periodically.

Income Tax Matters. At June 29, 2002, we had $3.1 million of net operating loss carryforwards for federal and state income tax purposes that expire in years 2010 through 2021. We had $584,000 of state income tax credit carryforwards, which expire in 2005. The realization of these deferred tax assets is dependent upon future taxable income. Based upon recent levels of taxable income, we expect that our deferred tax assets will be fully realized.

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

Recently Issued Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 142. SFAS No. 142 requires goodwill to be tested for impairment under certain circumstances and written down when impaired, rather than being amortized as previous accounting standards required. Furthermore, SFAS No. 142 requires intangible assets other than goodwill to be amortized over their useful lives unless those lives are determined to be indefinite.

SFAS No. 142 was effective at the beginning of 2002, except for goodwill and other intangible assets resulting from business combinations completed subsequent to June 30, 2001, for which the standard was effective beginning July 1, 2001. In accordance with SFAS No. 142, we ceased amortizing goodwill and other intangible assets with indefinite lives as of the beginning of 2002. Other intangible assets with definite lives are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally three to 40 years. Other intangible assets with indefinite lives are not amortized. For the 2002 and 2001 quarters, we recorded $2.1 million and $2.4 million, respectively, of amortization expense on intangible assets. For the 2002 and 2001 periods, we recorded $3.8 million and $4.3 million, respectively, of amortization expense on intangible assets.

The following table presents the impact of SFAS No. 142 on net earnings and net earnings per share had SFAS No. 142 been in effect for the 2001 quarter and period:
2001 Quarter			2001 Period

(In thousands, except per share amounts)	As Reported	As if SFAS No. 142 Were Adopted	As Reported	As if SFAS No. 142 Were Adopted

Net earnings	$10,773	$11,883	$15,970	$17,935
Basic net earnings per common share	0.29	0.33	0.44	0.50
Diluted net earnings per common share	0.28	0.31	0.43	0.48

We are required to perform goodwill impairment tests annually and more often in certain circumstances. We did not recognize any transitional impairment loss as a result of the adoption of SFAS No. 142.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. We will be required to adopt the provisions of SFAS No. 143 at the beginning of 2003. In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We adopted the provisions of SFAS No. 144 at the beginning of 2002. The adoption of SFAS No. 144 did not have a material effect on our results of operations or financial condition. In April 2002, the FASB issued SFAS No. 145, Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. We will be required to adopt the provisions of SFAS No. 145 and SFAS No. 146 at the beginning of 2003. We do not expect the adoption of SFAS No. 143, SFAS No. 145 or SFAS No. 146 to have a material effect on our financial condition or results of operations.

Subsequent Events

On July 12, 2002, we acquired all of the outstanding common stock of Middendorf Meat Company, a privately owned, broadline foodservice distributor based in St. Louis, Missouri, through the merger of Middendorf with a wholly owned subsidiary of ours. Middendorf distributes custom-cut steaks and other foodservice items to independent restaurants, private clubs, hotels and other foodservice establishments in St. Louis and surrounding areas. We paid $34.6 million for the acquisition of Middendorf, subject to certain adjustments, consisting of $22.2 million in cash, net of cash acquired, including the repayment of net debt outstanding and the assumption of certain liabilities, and issued approximately 378,000 shares of our common stock, valued at $32.78 per share. In addition, we are obligated to pay the former shareholders of Middendorf, as additional purchase price, up to $5.0 million consisting of cash and the issuance of additional common shares if Middendorf achieves certain operating targets through 2006.

On July 26, 2002, we acquired all of the outstanding common stock of Thoms-Proestler Company, a privately owned, broadline foodservice distributor based in Rock Island, Illinois. Thoms-Proestler is a full-service broadliner that services customers located throughout the states of Illinois, Indiana, Iowa and Wisconsin, including the major metropolitan area of Chicago. Thoms-Proestler's customers include local and regional restaurant chains, independent restaurants and healthcare facilities. We paid $100.0 million for the acquisition of Thoms-Proestler, consisting of $84.1 million in cash, including repayment of net debt outstanding and the assumption of certain liabilities and issued approximately 500,000 shares of our common stock, valued at $31.96 per share. In addition, we are obligated to pay the former shareholders of Thoms-Proestler, as additional purchase price, up to $7.0 million consisting of cash and the issuance of additional common shares if Thoms-Proestler achieves certain operating targets through 2004.

On July 28, 2002, we discovered an ammonia leak in the refrigeration system at our Springfield facility. Although there were no injuries and the leak was confined to the facility, the leak has caused certain physical damage at the facility. Springfield resumed shipments of non-refrigerated products from the facility within a week of the incident, and resumed shipments of refrigerated and frozen products within two weeks of the incident. Our Broadline facilities based in Maine and New Jersey were able to service certain of the customers normally served by the Springfield facility until the Springfield facility became fully operational.

We are currently analyzing the extent of damage related to the leak and our insurance coverage. We believe that our insurance should cover the costs of cleaning and repairing the facility and should cover lost profits at Springfield as a result of the incident. However, under the applicable limits of our insurance coverage for such an incident, we anticipate that we will experience a non-recurring charge in the second half of 2002 relating to the replacement of inventory and other associated costs at the Springfield facility, which amount may be offset by any recovery of inventory not damaged or by amounts recovered from third parties. We preliminarily estimate that this charge, together with any other costs associated with the interruption that are not covered by insurance, could reduce, on a one-time basis, our anticipated net earnings after taxes for 2002 by approximately $4.2 million to approximately $5.5 million.

Forward-Looking Statements

This Form 10-Q and the documents incorporated by reference herein contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements, which are based on assumptions and estimates and describe our future plans, strategies and expectations, are generally identifiable by the use of the words "anticipate," "will," "believe," "estimate," "expect," "intend," "seek," "should," "could," "may," or similar expressions. These forward-looking statements may address, among other things, our anticipated earnings, capital expenditures, contributions to our net sales by acquired companies, sales momentum, customer and product sales mix, expected efficiencies in our business and our ability to realize expected synergies from acquisitions. These forward-looking statements are subject to risks, uncertainties and assumptions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Our primary market risks are related to fluctuations in interest rates. Our primary interest rate risk is from changing interest rates related to our outstanding debt. We currently manage this risk through a combination of fixed and floating rates on these obligations. As of June 29, 2002, our total debt of $284.2 million consisted of fixed and floating-rate debt of $253.5 million and $30.7 million, respectively. In addition, the rates on our Receivables Facility and master operating lease facilities are floating rates. Substantially all of our floating rates are based on LIBOR, with the exception of the rate on the Receivables Facility, which is based upon a 30-day commercial-paper rate. A 100 basis-point increase in market interest rates on all of our floating-rate debt, our Receivables Facility and our master operating lease facilities would result in a decrease in net earnings and cash flows of approximately $1.2 million and $1.9 million per annum, respectively, holding other variables constant.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In March 2002, we discovered certain accounting errors at one of our Broadline operating subsidiaries, the effects of the corrections of which are more fully described in our latest Annual Report on Form 10-K. At the time of the announcement of the identification of the accounting errors, we contacted the staff of the Securities and Exchange Commission, or SEC, to inform them of our identification of the errors and of our intention to update the SEC on the status of the inquiry into the accounting errors and to cooperate with the staff with respect to any review or inquiry the SEC may conduct. Since that time, we have provided updates to the staff of the SEC as well as certain documents requested by the staff. We have conducted an inquiry into the accounting errors and have taken appropriate remedial actions in connection with the investigation.

From time to time, we are also involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not have a material adverse effect on our results of operations.

Item 4. Submission of Matters to a Vote of Security Holders
(a)	The annual meeting of shareholders was held on May 15, 2002.

(b)	The following Director nominees were elected by shareholders of record as of March 20, 2002:

	Class III	Votes in Favor	Votes Against	Abstentions
	C. Michael Gray	29,543,870	6,481,375	-
	John E. Stokely	35,614,976	410,269	-

(c)	The following other matters were voted on by shareholders of record as of March 20, 2002:

		Votes in Favor	Votes Against	Abstentions

	Amendment to our Employee Stock Purchase Plan to increase the
	number of shares available for issuance thereunder.	35,539,853	435,251	50,141

Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits:

10.43

Second Amendment to Credit Agreement dated as of July 25, 2002, among Performance Food Group Company, the lenders party thereto, Wachovia Bank, National Association, as Administrative Agent and Merrill Lynch Capital Corporation, as Syndication Agent.

10.44

Amendment to Receivables Purchase Agreement dated as of July 12, 2002, by and among PFG Receivables Corporation, as Seller, Performance Food Group Company, as Servicer, Jupiter Securitization Corporation and Bank One, NA as Agent.

15	Letter regarding unaudited information from KPMG LLP.

(b) We filed a Form 8-K on May 3, 2002, to update the Consent of Independent Auditors.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERFORMANCE FOOD GROUP COMPANY

	By:	/s/ Roger L. Boeve
Roger L. Boeve
Executive Vice President & Chief Financial Officer

Date: August 13, 2002