Form 10-Q
period 2002-09-28
PERFORMANCE FOOD GROUP CO
filed 2002-11-12
CIK 908254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 2002

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

As of November 8, 2002, 45,154,496 shares of the Registrant's Common Stock were outstanding.

Independent Accountants' Review Report

The Board of Directors and Shareholders
Performance Food Group Company:

We have reviewed the accompanying condensed consolidated balance sheet of Performance Food Group Company and subsidiaries (the Company) as of September 28, 2002, and the related condensed consolidated statements of earnings for the three-month and nine-month periods ended September 28, 2002 and September 29, 2001 and the condensed consolidated statements of cash flows for the nine-month periods ended September 28, 2002 and September 29, 2001. These condensed consolidated financial statements are the responsibility of the Company's management.

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

/s/KPMG LLP

Richmond, Virginia
October 28, 2002

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands)	September 28, 2002	December 29, 2001

ASSETS
Current assets:
Cash and cash equivalents	$30,771	$68,274
Accounts and notes receivable, net, including
retained interest in securitized receivables	204,339	140,851
Inventories	214,887	176,245
Other current assets	51,221	32,419

Total current assets	501,218	417,789

Property, plant and equipment, net	291,672	247,197
Goodwill, net	550,110	425,186
Other intangible assets, net	199,668	179,126
Other assets	8,118	8,493

Total assets	$1,550,786	$1,277,791

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Outstanding checks in excess of deposits	$53,465	$50,996
Current installments of long-term debt	2,654	1,879
Trade accounts payable	231,108	183,457
Other current liabilities	125,291	111,702

Total current liabilities	412,518	348,034

Long-term debt, excluding current installments	369,500	270,594
Deferred income taxes	75,044	50,966

Total liabilities	857,062	669,594

Shareholders' equity	693,724	608,197

Total liabilities and shareholders' equity	$1,550,786	$1,277,791

See accompanying notes to unaudited condensed consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings (Unaudited)
	Three Months Ended		Nine Months Ended

(In thousands, except per share amounts)	September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001

Net sales	$1,169,848	$798,807	$3,234,805	$2,317,104
Cost of goods sold	981,148	690,597	2,710,686	2,006,841

Gross profit	188,700	108,210	524,119	310,263

Operating expenses	158,213	87,943	431,956	259,978

Operating profit	30,487	20,267	92,163	50,285

Other income (expense), net:
Interest expense	(4,631)	(1,252)	(13,372)	(5,055)
Loss on sale of receivables	(444)	(836)	(1,375)	(836)
Other, net	168	(25)	1,019	(483)

Other expense, net	(4,907)	(2,113)	(13,728)	(6,374)

Earnings before income taxes	25,580	18,154	78,435	43,911

Income tax expense	9,592	6,899	29,413	16,686

Net earnings	$15,988	$11,255	$49,022	$27,225

Weighted average common shares outstanding	44,736	36,944	44,202	36,359
Basic net earnings per common share	$0.36	$0.30	$1.11	$0.75

Weighted average common shares and dilutive
potential common shares outstanding	52,220	38,377	51,797	37,719
Diluted net earnings per common share	$0.34	$0.29	$1.05	$0.72

See accompanying notes to unaudited condensed consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
	Nine Months Ended

(In thousands)	September 28, 2002	September 29, 2001

Cash flows from operating activities:
Net earnings	$49,022	$27,225
Adjustments to reconcile net earnings to net cash provided
by operating activities:
Depreciation	26,738	13,280
Amortization	6,044	6,861
Tax benefit on exercise of stock options	2,140	1,802
ESOP contributions applied to principal of ESOP debt	489	430
Loss on disposal of property, plant and equipment	101	898
Change in operating assets and liabilities, net	22,568	74,540

Net cash provided by operating activities	107,102	125,036

Cash flows from investing activities:
Net cash paid for acquisitions	(199,543)	(98,373)
Purchases of property, plant and equipment	(42,602)	(20,357)
Proceeds from sale of property, plant and equipment	1,167	2,700
Cash paid for intangibles	(676)	(586)

Net cash used in investing activities	(241,654)	(116,616)

Cash flows from financing activities:
Increase (decrease) in outstanding checks in excess of deposits	(5,371)	12,346
Net borrowings (payments) on revolving credit facility	97,000	(26,998)
Proceeds from issuance of long-term debt	-	906
Principal payments on long-term debt	(1,948)	(1,823)
Employee stock option, incentive and purchase plans	7,368	4,660

Net cash provided by (used in) financing activities	97,049	(10,909)

Net decrease in cash	(37,503)	(2,489)

Cash and cash equivalents, beginning of period	68,274	18,530
Cash and cash equivalents, end of period	$30,771	$16,041

See accompanying notes to unaudited condensed consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 28, 2002 and September 29, 2001

1. Basis of Presentation

The accompanying condensed consolidated financial statements of Performance Food Group Company and subsidiaries (the "Company") as of September 28, 2002 and for the three months and nine months ended September 28, 2002 and September 29, 2001 are unaudited. The unaudited December 29, 2001 condensed consolidated balance sheet was derived from the audited consolidated balance sheet included in the Company's latest Annual Report on Form 10-K. The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting, and in accordance with Rule 10-01 of Regulation S-X.

In the opinion of management, the unaudited condensed consolidated financial statements contained in this report reflect all adjustments, consisting of only normal recurring accruals, which are necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. References in this Form 10-Q to the 2002 and 2001 quarters and periods refer to the fiscal quarter and the nine-month period ended September 28, 2002, and the restated fiscal quarter and the restated nine-month period ended September 29, 2001, respectively, unless otherwise expressly stated or the context otherwise requires. Certain amounts in the 2001 period have been reclassified to conform to the Company's presentation in the 2002 period.

Sales are recognized and ownership risk transfers upon the delivery of goods to the customer. Sales returns are recorded as reductions of sales.

These unaudited condensed consolidated financial statements, note disclosures and other information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K.

2. Recently Adopted Accounting Policies

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. Other intangible assets consist of trade names, trademarks, patents, non-compete agreements, customer relationships and debt issuance costs. In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). SFAS No. 142 requires goodwill to be tested for impairment at least annually, or more often if other circumstances indicate, and written down when impaired, rather than being amortized as previous accounting standards required. Furthermore, SFAS No. 142 requires intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite.

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

(In thousands, except per share amounts)	2002 Quarter	2001 Quarter	2002 Period	2001 Period

Net earnings, as reported	$15,988	$11,255	$49,022	$27,225

Amortization of goodwill and amortization of
trade name, non-compete agreements and
customer relationships previously classified as
goodwill, net of income tax effects	-	1,134	-	3,099

Net income, adjusted	$15,988	$12,389	$49,022	$30,324

Basic net earnings per common share, as reported	$0.36	$0.30	$1.11	$0.75

Basic net earnings per common share, adjusted	0.36	0.34	1.11	0.83

Diluted net earnings per common share, as reported	0.34	0.29	1.05	0.72

Diluted net earnings per common share, adjusted	0.34	0.32	1.05	0.80

  Springfield Ammonia Leak

On July 28, 2002, the Company discovered an ammonia leak in the refrigeration system at its Springfield, Massachusetts facility. Springfield resumed limited shipments of non-refrigerated products from the facility within a week of the incident, and resumed shipments of refrigerated and frozen products within two weeks of the incident. The Company's broadline facilities based in Maine and New Jersey were able to service certain of the customers normally served by the Springfield facility until the Springfield facility became fully operational.

Although there were no injuries and the leak was confined to the facility, the leak did cause physical damage at the facility. The direct costs in the 2002 quarter related to the ammonia leak at the Springfield facility amounted to $4.8 million before taxes. The disposal of damaged inventory of $3.3 million, which is net of $1.0 million of insurance coverage, was included in cost of goods sold in the Company's broadline segment. Other direct costs of $1.5 million were included in operating expenses in the Company's broadline segment.

4. Business Combinations

On July 26, 2002, the Company acquired all of the outstanding common stock of Thoms-Proestler Company ("Thoms-Proestler"), a privately owned, broadline foodservice distributor based in Rock Island, Illinois. Thoms-Proestler services customers located throughout the states of Illinois, Indiana, Iowa and Wisconsin, including the major metropolitan area of Chicago. Thoms-Proestler's customers include local and regional restaurant chains, independent restaurants and healthcare facilities. The Company believes that its acquisition of Thoms-Proestler will further extend its broadline service area in the Midwest region. The Company paid $100.0 million for the acquisition of Thoms-Proestler, consisting of $84.1 million in cash and common stock valued at $15.9 million. The purchase price included the repayment of outstanding debt. The Company also assumed $17.6 million of trade payables and accrued expenses with the acquisition of Thoms-Proestler. In recording the acquisition, the value of the approximately 500,000 common shares issued was determined based on the average of the closing sales price of the Company's common stock on the Nasdaq stock market for three consecutive trading days ending two days before the closing date of the acquisition. In addition, the Company entered into an earnout agreement whereby it will be required to pay the former shareholders of Thoms-Proestler up to $7.0 million, consisting of cash and additional common shares, if Thoms-Proestler achieves certain sales and earnings targets through August 2004. The Company will record any earnout payments as additional purchase price, resulting in a corresponding increase to goodwill.

On July 12, 2002, the Company acquired all of the outstanding common stock of Middendorf Meat Company ("Middendorf"), a privately owned, broadline foodservice distributor based in St. Louis, Missouri, through the merger of Middendorf with a wholly owned subsidiary of the Company. Middendorf distributes custom-cut steaks and other foodservice items to independent restaurants, private clubs, hotels and other foodservice establishments in St. Louis and surrounding areas. The Company believes that its acquisition of Middendorf will extend its geographic coverage in a market that is contiguous to its other broadline businesses. The Company paid $33.8 million, subject to adjustment for Middendorf's closing net worth, for the acquisition of Middendorf, consisting of $22.2 million in cash and common stock valued at $11.6 million. The purchase price included the repayment of a portion of Middendorf's outstanding debt. The Company also assumed $9.7 million in trade payables, accrued expenses and debt with the acquisition of Middendorf. In recording the acquisition, the value of the approximately 378,000 common shares issued was determined based on the average of the closing sales price of the Company's common stock on the Nasdaq stock market for five consecutive trading days ending one day prior to the closing date of the acquisition. In addition, the Company entered into an earnout agreement whereby it will be required to pay the former shareholders of Middendorf up to $5.0 million, consisting of cash and additional common shares, if Middendorf achieves certain earnings targets over a five-year period following the acquisition. The Company will record any earnout payments as additional purchase price, resulting in a corresponding increase to goodwill.

On May 31, 2002, the Company acquired all of the outstanding stock of Quality Foods, Inc. ("Quality Foods"), a privately owned, broadline foodservice distributor based in Little Rock, Arkansas, with distribution centers in Little Rock, and Batesville and Magee, Mississippi. Quality Foods provides products and services to traditional foodservice accounts in a region covering Arkansas, Louisiana, Mississippi, Missouri, Oklahoma, Tennessee and Texas. The Company believes that its acquisition of Quality Foods will extend its service area to a region that is geographically contiguous to its other broadline businesses. The Company paid $90.3 million, net of cash acquired, for Quality Foods. The purchase price included the repayment of outstanding debt. The Company also assumed $25.4 million of trade payables and accrued expenses with its acquisition of Quality Foods. In addition, in connection with the acquisition of Quality Foods, the Company entered into an earnout agreement whereby it will be required to pay the former shareholders of Quality Foods up to $24.0 million in cash if Quality Foods achieves certain earnings targets over a three-year period following the acquisition. The Company will record any earnout payments as additional purchase price, resulting in a corresponding increase to goodwill.

The following table summarizes the estimated fair value of the intangible assets acquired in the Thoms-Proestler, Middendorf and Quality Foods acquisitions on the acquisition dates. The allocations of the excess purchase price of Quality Foods, Middendorf and Thoms-Proestler are preliminary and subject to final adjustment, primarily because the Company is finalizing the opening balance sheets for these acquisitions. The Company will complete the allocation of the excess purchase price of these acquisitions within one year of the acquisition dates.

(In thousands)	Thoms-Proestler At July 26, 2002	Middendorf At July 12, 2002	Quality Foods At May 31, 2002

Intangible assets with indefinite lives:
Goodwill	$56,063	$18,208	$48,357
Intangible assets with definite lives:
Non-compete agreement	$599	$190	$341
Customer relationships	11,158	1,578	3,669
Trade name	2,527	2,693	4,456
Total intangible assets with definite lives	14,284	4,461	8,466

Total intangible assets acquired	$70,347	$22,669	$56,823

Thoms-Proestler's intangible assets with definite lives have a weighted-average useful life of approximately 16 years, comprised of the following intangible assets and their respective weighted-average useful lives: non-compete agreement, five years; customer relationships, 15 years; and trade name, 20 years. Middendorf's intangible assets with definite lives have a weighted-average useful life of approximately 18 years, comprised of the following intangible assets and their respective weighted-average useful lives: non-compete agreement, five years; customer relationships, 15 years; and trade name, 20 years. Quality Foods' intangible assets with definite lives have a weighted-average useful life of approximately 18 years, comprised of the following intangible assets and their respective weighted-average useful lives: non-compete agreement, three years; customer relationships, 15 years; and trade name, 20 years. The goodwill of the Thoms-Proestler, Middendorf and Quality Foods acquisitions was assigned to the broadline segment. The goodwill of Thoms-Proestler and Quality Foods is deductible for tax purposes.

Also in the 2002 period, the Company paid a total of $2.9 million in cash and issued approximately 15,000 shares of its common stock, valued at approximately $500,000, to the former shareholders of Carroll County Foods, Inc. ("Carroll County") and AFFLINK Incorporated (formerly Affiliated Paper Companies, Inc., "AFFLINK") which were acquired in 2000 and 1998, respectively, as a result of certain contractual obligations in the purchase agreements relating to those acquisitions. The Company recorded these payments as additional goodwill.

On October 16, 2001, the Company acquired all of the outstanding stock of Fresh International Corp. and its subsidiaries (collectively "Fresh Express"). The Company paid $296.4 million, net of cash acquired, for the acquisition of Fresh Express. The purchase price of Fresh Express included the repayment of outstanding debt. The Company also assumed $71.7 million of trade payables, accrued expenses and other liabilities with its acquisition of Fresh Express. In addition, in connection with the acquisition of Fresh Express, the Company entered into an earnout agreement whereby it will be required to pay the former shareholders of Fresh Express up to $10.0 million in cash if Fresh Express achieves certain sales and synergy targets during a three-year period following the acquisition. The Company will record any earnout payments as additional purchase price, resulting in a corresponding increase to goodwill.

In connection with the acquisition of Fresh Express, the Company adopted a plan for integration of the business. An accrual of $8.9 million was initially established to provide for certain costs of this plan. This accrual was recorded as a part of the initial allocation of the purchase price of Fresh Express. This plan will combine all Chicago, Illinois manufacturing capabilities into one facility, convert the Greencastle, Pennsylvania and the Chicago facility into distribution centers, dispose of certain processing equipment at the Chicago and Greencastle plants and will involve the elimination of approximately 500 processing-related jobs at the affected facilities. The following table summarizes the activity related to the accrual for business integration:

(In thousands)	Workforce Reduction	Consolidation of Facilities and Other Charges	Total

Initial accrual	$4,025	$4,825	$8,850
Non-cash adjustments (1)	209	(3,034)	(2,825)
Cash payments	-	(818)	(818)
Balance at September 28, 2002	$4,234	$973	$5,207

  In the 2002 quarter, the Company reduced its accrual for the integration plan by $2.8 million, which affected the allocation of the purchase price of Fresh Express, with a corresponding reduction in goodwill. These adjustments were primarily due to the Company's finalization of the Greencastle and Chicago integration plan. In addition, the Company has decided not to dispose of certain leased office buildings in Salinas, California, as originally planned.

Through September 28, 2002, $818,000 of professional fees and lease payments have been charged against the accrual. The remaining accrual consists of $4.2 million for employee separation, $516,000 for lease and related costs and $457,000 of other costs, including professional and legal fees.

On September 10, 2001, the Company acquired all the outstanding common stock of Springfield Foodservice Corporation ("Springfield"), a privately owned, broadline foodservice distributor based in Springfield, Massachusetts. The Company paid $80.7 million for Springfield, consisting of $41.0 million in cash and common stock valued at $39.7 million. The purchase price included the repayment of a portion of Springfield's outstanding debt. The Company also assumed $21.2 million of trade payables, accrued expenses and debt with the acquisition of Springfield. In addition, in connection with the acquisition, the Company entered into an earnout agreement whereby it will be required to pay a former shareholder of Springfield up to $3.9 million, payable in cash and shares of the Company's common stock over a three-year period following the acquisition, if Springfield achieves certain earnings targets. The Company will record any earnout payments as additional purchase price, resulting in a corresponding increase to goodwill.

On April 2, 2001, the Company acquired all of the outstanding stock of Empire Seafood Holding Corp. and Empire Imports, Inc. (collectively "Empire Seafood"), a privately owned distributor and processor of seafood. The Company paid $75.0 million for Empire Seafood, consisting of $54.3 million in cash, net of cash acquired, including the payment in the 2001 quarter of a $13.6 million note to the former shareholders of Empire Seafood and approximately 803,000 shares of common stock valued at $19.6 million. The Company also assumed $9.6 million of accounts payable and accrued expenses with the acquisition of Empire Seafood. In addition, in connection with the acquisition, the Company entered into an earnout agreement whereby it will be required to pay certain former shareholders of Empire Seafood up to $7.5 million over a three-year period following the acquisition, payable in cash and shares of the Company's common stock, if Empire Seafood achieves certain earnings targets. The Company will record any earnout payments as additional purchase price, resulting in a corresponding increase to goodwill.

Also in the 2001 period, the Company paid a total of $3.1 million in cash and issued a total of approximately 15,000 shares of its common stock to the former shareholders of Carroll County, State Hotel Supply Company, Inc. and AFFLINK, which were acquired in 2000, 1999 and 1998, respectively, as a result of certain contractual obligations in the purchase agreements relating to those acquisitions.

The condensed consolidated statements of earnings and cash flows reflect the results of the Thoms-Proestler, Middendorf, Quality Foods, Fresh Express, Springfield and Empire Seafood acquisitions from the dates of acquisition through September 28, 2002. The unaudited consolidated results of operations on a pro forma basis as though these acquisitions had been consummated as of the beginning of 2001 are as follows:

(In thousands, except per share amounts)	2002 Quarter	2001 Quarter	2002 Period	2001 Period

Net sales	$1,199,593	$1,135,987	$3,579,483	$3,375,070
Gross profit	194,229	175,088	582,698	517,280
Net earnings	15,298	10,770	46,493	38,600
Basic net earnings per common share	$0.34	$0.24	$1.04	$0.87
Diluted net earnings per common share	0.33	0.23	0.99	0.84

The above pro forma results are presented for information purposes only and may not be indicative of the operating results that would have occurred had these acquisitions been consummated as of the beginning of 2001. The above pro forma results include amortization expense of $366,000 and $1.1 million for the 2001 quarter and period, respectively, related to the acquisition of Empire Seafood that will not continue in future years as a result of the Company's adoption of SFAS No. 142.

The following table presents details of the Company's intangible assets:

	As of September 28, 2002			As of December 29, 2001

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Intangible assets with definite lives:
Goodwill	$-	$-	$-	$440,811	$15,625	$425,186
Customer relationships	106,975	6,947	100,028	90,569	3,308	87,261
Trade names and trademarks	33,716	1,144	32,572	80,697	457	80,240
Debt issuance costs	8,815	1,443	7,372	8,496	493	8,003
Non-compete agreements	6,244	3,435	2,809	4,914	2,619	2,295
Patents	350	6	344	-	-	-
Assembled workforce	-	-	-	1,400	73	1,327
Total intangible assets with definite lives	$156,100	$12,975	$143,125	$626,887	$22,575	$604,312

Intangible assets with indefinite lives:
Goodwill*	$565,628	$15,518	$550,110
Trade names*	56,678	135	56,543
Total intangible assets with indefinite lives	$622,306	$15,653	$606,653

* Accumulated amortization was recorded before the Company's adoption of SFAS No. 142.

The Company recorded amortization expense of $2.2 million and $2.6 million for the 2002 and 2001 quarters, respectively, and $6.0 million and $6.9 million for the 2002 and 2001 periods, respectively. The estimated future amortization expense on intangible assets as of September 28, 2002 is as follows:

(In thousands)	Amount

2002 (remaining three months)	$2,292
2003	9,094
2004	8,995
2005	8,833
2006	8,454
2007	7,927
Thereafter	97,530
Total	$143,125

The following table presents the changes in the net carrying amount of goodwill allocated to the Company's reportable segments, as defined in Note 11, during the 2002 period:

(In thousands)	Broadline Segment	Fresh-Cut Segment	Total

Balance as of December 29, 2001	$210,114	$215,072	$425,186
Goodwill acquired	126,132	-	126,132
Purchase accounting adjustments	(364)	(2,151)	(2,515)
Reclassification from (to) other intangible assets	(20)	1,327	1,307

Balance as of September 28, 2002	$335,862	$214,248	$550,110

In the 2002 period, the Company acquired goodwill of $126.1 million related to its acquisitions of Thoms-Proestler, Middendorf and Quality Foods and its contractual payments to Carroll County Foods and AFFLINK. In the broadline segment in the 2002 period, the Company adjusted goodwill by $364,000 net, for deferred taxes and purchase price allocation adjustments related to acquisitions completed in 2001, and reclassified $20,000 of intangible assets from goodwill to other intangible assets. In the fresh-cut segment in the 2002 period, the Company adjusted goodwill by $2.2 million, net, for deferred taxes, additional acquisition costs and purchase price allocation adjustments. In the first quarter of 2002, upon adoption of SFAS No. 142, the Company also reclassified a $1.3 million workforce intangible asset in its fresh-cut segment to goodwill from other intangible assets, in accordance with SFAS No. 142.

5. Cash Flow Details

The following table presents supplemental cash flow information:

(In thousands)	2002 Period	2001 Period
Cash paid during the period for:
Interest	$8,442	$5,730
Income taxes	16,698	10,460

6. Other Comprehensive Income

The following table presents the components of other comprehensive income:

(In thousands)	2002 Quarter	2002 Period

Net earnings	$15,988	$49,022
Other comprehensive loss, cash flow hedge, net	(1,596)	(1,596)
Comprehensive income	$14,392	$47,426

The cash flow hedge represents the fair market value of an interest rate lock, net of taxes of $958,000, for the 2002 quarter and period. The fair market value of the cash flow hedge was determined based on quoted market prices. The change in the fair market value is included in shareholders' equity at September 28, 2002. The Company had no components of comprehensive income in the 2001 quarter or period.

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

The Company received $78.0 million of proceeds from the sale of the undivided interest in receivables sold under the Receivables Facility in 2001. At September 28, 2002, securitized accounts receivable totaled $110.7 million, which includes $78.0 million sold to a financial institution and derecognized from the condensed consolidated balance sheet and includes the Company's residual interest in accounts receivable ("Residual Interest") of $32.7 million, which is included in accounts receivable. The Residual Interest represents the Company's retained interest in receivables held by PFG Receivables Corporation, and was measured using the estimated discounted cash flows of the underlying accounts receivable based on estimated collections and a discount rate equivalent to the Company's incremental borrowing rate. The loss on sale of the undivided interest in receivables of $444,000 and $1.4 million in the 2002 quarter and period, respectively, is included in other expense in the condensed consolidated statements of earnings and represents the Company's cost of securitizing those receivables with the financial institution.

The Company records the sale of the undivided interest in accounts receivable to the financial institution in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Accordingly, at the time the undivided interest in receivables is sold, the receivables are removed from the Company's balance sheet. The Company records a loss on the sale of the undivided interest in these receivables, which includes a discount, based upon the receivables' credit quality and a financing cost for the financial institution, based upon a 30-day commercial-paper rate. At September 28, 2002, the rate under the Receivables Facility was 2.28% per annum.

The key economic assumptions used to measure the Residual Interest at September 28, 2002, were a discount rate of 4.48% and an estimated life of approximately 1.5 months. At September 28, 2002, an immediate adverse change in the discount rate and estimated life of 10% and 20%, with other factors remaining constant, would result in a reduction in the fair value of the Residual Interest and corresponding increase in the loss on sale of receivables of $18,000 and $38,000, respectively.

  Inventories

The following table provides details of inventories:

(In thousands)	September 28, 2002	December 29, 2001

Finished goods	$201,403	$161,175
Raw materials, including growing crops	13,484	15,070

Inventories	$214,887	$176,245

9. Net Earnings Per Common Share

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

In October 2001, the Company issued $201.3 million aggregate principal amount of 5 1/2% convertible subordinated notes due in 2008 (the "Convertible Notes"). The calculation of diluted EPS is done on an "if-converted" basis and without conversion of the Convertible Notes. If the calculation of diluted EPS is more dilutive assuming conversion of the Convertible Notes, the after-tax interest on the Convertible Notes is added to net income in the numerator and the shares in which the Convertible Notes are convertible into are added to the dilutive shares in the denominator. The Convertible Notes are dilutive and therefore are included in the computation of diluted EPS for the 2002 quarter and period, but are not included in the computation of diluted EPS for the 2001 quarter or period because they were issued in the fourth quarter of 2001.

A reconciliation of the numerators and denominators of the basic and diluted EPS computations is as follows:

	2002 Quarter			2001 Quarter

(In thousands, except per share amounts)	Net Earnings (1)	Shares (2)	Per-Share Amount	Net Earnings (1)	Shares (2)	Per-Share Amount

Amounts reported for basic EPS	$15,988	44,736	$0.36	$11,255	36,944	$0.30
Effect of dilutive securities:
Stock options	-	1,376		-	1,433
5 1/2% Convertible
Subordinated Notes	1,877	6,108		-	-
Amounts reported for diluted EPS	$17,865	52,220	$0.34	$11,255	38,377	$0.29

(1) Numerator
(2) Denominator

Options to purchase approximately 668,000 shares that were outstanding at September 28, 2002 were excluded from the computation of diluted shares because of their antidilutive effect on EPS for the 2002 quarter. The exercise price of these options ranged from $34.15 to $38.50. Options to purchase approximately 201,000 shares that were outstanding at September 29, 2001 were excluded from the computation of diluted shares because of their antidilutive effect on EPS for the 2001 quarter. The exercise prices of these options ranged from $32.35 to $32.61.
	2002 Period			2001 Period

(In thousands, except per share amounts)	Net Earnings (1)	Shares (2)	Per-Share Amount	Net Earnings (1)	Shares (2)	Per-Share Amount

Amounts reported for basic EPS	$49,022	44,202	$1.11	$27,225	36,359	$0.75
Effect of dilutive securities:
Stock options	-	1,487		-	1,360
5 1/2% Convertible
Subordinated Notes	5,631	6,108		-	-
Amounts reported for diluted EPS	$54,653	51,797	$1.05	$27,225	37,719	$0.72

(1) Numerator

(2) Denominator

Options to purchase approximately 614,000 shares that were outstanding at September 28, 2002 were excluded from the computation of diluted shares because of their antidilutive effect on EPS for the 2002 period. The exercise price of these options ranged from $34.57 to $38.50. Options to purchase approximately 697,000 shares that were outstanding at September 29, 2001 were excluded from the computation of diluted shares because of their antidilutive effect on EPS for the 2001 period. The exercise prices of these options ranged from $27.30 to $32.61.

  Leases

The Company has two master operating lease facilities. In September 1997, the Company entered into its first master operating lease facility (the "First Facility") to construct or purchase various distribution centers. In February 2001, the Company increased the First Facility from $47.0 million to $55.0 million. On September 11, 2002, the lessor sold one distribution center previously included in the First Facility to a party unaffiliated with the Company. The Company concurrently entered into an operating lease with that unaffiliated third party for the same distribution center. The operating lease has an initial term of 22 years, plus five renewal options of five years each. On September 12, 2002, the original expiration date of the leases in the First Facility, the Company extended the expiration date of the remaining leases in this facility to June 9, 2005, and decreased the size of this facility to $35.8 million. As of September 28, 2002, the First Facility included three distribution centers, and construction expenditures by the lessor under this facility for these three centers were $35.8 million.

In June 2000, the Company entered into a $60.0 million master operating lease facility (the "Second Facility") to construct or purchase various office buildings and distribution centers. On September 11, 2002, the lessor sold one distribution center previously included in the Second Facility to a party unaffiliated with the Company. The Company concurrently entered into an operating lease with that unaffiliated third party for the same distribution center. The operating lease has an initial term of 22 years, plus five renewal options of five years each. On September 12, 2002, the Company reduced the size of this facility to $24.2 million. As of September 28, 2002, the Second Facility included two distribution centers and one office building. The leases relating to these three properties, as well as any other leases that the Company may enter into under this facility in the future, end on June 9, 2005. Through September 28, 2002, construction expenditures by the lessor under this facility were $20.5 million.

Under both of these master operating lease facilities, the lessor owns the distribution centers, incurs the related debt to construct the properties, and thereafter leases each property to the Company. The Company has entered into leases for each of the properties in these facilities. Upon the expiration of the leases, the Company may seek to renew the leases. If it is unable to or chooses not to renew the leases, it has the option of facilitating the sale of the properties to third parties or purchasing the properties at their original cost. If the properties in the First Facility and the Second Facility are sold to third parties for less than 88% and 85%, respectively, of their aggregate original cost, the Company is obligated, under a residual value guarantee, to pay the lessor an amount equal to the shortfall.

11. Industry Segment Information

The Company has three operating segments: broadline foodservice distribution ("Broadline"); customized foodservice distribution ("Customized"); and fresh-cut produce processing ("Fresh-Cut"). Broadline markets and distributes more than 50,000 national and proprietary brand food and non-food products to a total of approximately 45,000 street and chain customers. Broadline consists of 19 operating locations that independently design their own product mix, distribution routes and delivery schedules to accommodate the needs of a large number of customers whose individual purchases vary in size. In addition, Broadline operates two locations that provide merchandising services to independent foodservice distributors. Customized focuses on serving casual-dining chain restaurants. These customers generally prefer a centralized point of contact that facilitates item and menu changes, tailored distribution routing and customer service. The Customized distribution network distributes nationwide and internationally from six distribution facilities. Fresh-Cut purchases, processes, packages and distributes a variety of packaged, ready-to-eat salads and other fresh-cut produce to food retailers and third-party distributors for resale primarily to quick-service restaurants located throughout the United States. Fresh-Cut operations are conducted at nine processing facilities.

(In thousands)	Broadline	Customized	Fresh-Cut	Corporate & Intersegment	Consolidated
2002 Quarter

Net external sales	$618,030	$347,041	$204,777	$-	$1,169,848
Intersegment sales	7,870	-	27,579	(35,449)	-
Operating profit	11,033	4,326	18,295	(3,167)	30,487
Total assets	737,844	94,615	603,008	115,319	1,550,786
Interest expense (income)	3,510	82	5,175	(4,136)	4,631
Loss (gain) on sale of receivables	1,586	374	-	(1,516)	444
Depreciation	3,684	755	4,887	377	9,703
Amortization	775	-	1,135	299	2,209
Capital expenditures	2,493	1,170	9,175	1,155	13,993
(In thousands)	Broadline	Customized	Fresh-Cut	Corporate & Intersegment	Consolidated

2001 Quarter

Net external sales	$422,400	$312,737	$63,670	$-	$798,807
Intersegment sales	5,612	-	8,716	(14,328)	-
Operating profit	10,891	3,670	7,546	(1,840)	20,267
Total assets	476,607	100,285	198,365	49,377	824,634
Interest expense (income)	1,400	542	2,115	(2,805)	1,252
Loss (gain) on sale of receivables	1,572	387	-	(1,123)	836
Depreciation	2,489	622	1,341	183	4,635
Amortization	1,437	-	1,142	25	2,604
Capital expenditures	2,498	573	2,482	1,013	6,566
(In thousands)	Broadline	Customized	Fresh-Cut	Corporate & Intersegment	Consolidated
2002 Period

Net external sales	$1,569,241	$1,038,715	$626,849	$-	$3,234,805
Intersegment sales	21,736	-	74,547	(96,283))	-
Operating profit	34,883	11,944	55,429	(10,093)	92,163
Total assets	737,844	94,615	603,008	115,319	1,550,786
Interest expense (income)	6,836	365	15,718	(9,547)	13,372
Loss (gain) on sale of receivables	4,631	1,244	-	(4,500)	1,375
Depreciation	9,450	2,250	14,043	995	26,738
Amortization	1,731	-	3,392	921	6,044
Capital expenditures	6,538	5,062	27,247	3,755	42,602
(In thousands)	Broadline	Customized	Fresh-Cut	Corporate & Intersegment	Consolidated
2001 Period

Net external sales	$1,197,557	$923,184	$196,363	$-	$2,317,104
Intersegment sales	8,263	-	30,984	(39,247)	-
Operating profit	28,198	9,882	18,060	(5,855)	50,285
Total assets	476,607	100,285	198,365	49,377	824,634
Interest expense (income)	6,318	2,361	7,687	(11,311)	5,055
Loss (gain) on sale of receivables	1,572	387	-	(1,123)	836
Depreciation	7,312	1,824	3,826	318	13,280
Amortization	3,640	-	3,149	72	6,861
Capital expenditures	12,263	1,854	3,567	2,673	20,357

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unless this Form 10-Q indicates otherwise or the context otherwise requires, the terms "we," "our," "us," or "Performance Food Group" as used in this Form 10-Q refer to Performance Food Group Company and its subsidiaries. References in this Form 10-Q to the 2002 and 2001 quarters and periods refer to our fiscal quarter and our nine-month period ended September 28, 2002, and the restated fiscal quarter and the restated nine-month period ended September 29, 2001, respectively, unless otherwise expressly stated or the context otherwise requires.

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q.

In March 2002, we announced that we had identified certain accounting errors at one of our operating subsidiaries in our broadline segment. We found that the principal accounting staff at the subsidiary failed to appropriately account for vendor rebate transactions, certain inventory transactions and intercompany transactions with a division of that subsidiary, which resulted in an understatement of costs of goods sold for the subsidiary. We believe that the errors were perpetuated because the accounting staff at the subsidiary made monthly journal entries in the subsidiary's accounting records to produce what appeared to be correct financial statements for the subsidiary, but they failed to properly reconcile the accounting records to supporting detail. The effect of the correction of the errors was to reduce previously reported net income by $693,000 related to 2000 and $2.9 million related to previously reported quarterly earnings for the first three quarters in 2001. Additionally, $290,000 of the impact of the correction of the errors related to 2001 fourth quarter earnings.

We have taken remedial actions to address these accounting errors. Those remedial actions include: terminating and replacing certain accounting staff at the subsidiary; increasing our internal audit staff; expanding our internal audit work programs; developing an enhanced schedule of on-site review at our subsidiaries conducted by our outside auditors and our internal audit staff; enhancing the quarterly review procedures at our operating subsidiaries; increasing coordination between our central accounting staff and the accounting staff located at each of our operating subsidiaries; adding a chief financial officer for our broadline division; and implementing a new internal financial reporting system to automate and enhance financial reporting by our subsidiaries, including automated notification to our central accounting staff when the general ledgers of certain subsidiaries do not reconcile with their accounting subsystems. The condensed consolidated financial statements for the 2001 quarter and period and notes thereto included in this quarterly report on Form 10-Q have been restated to include the effects of the corrections of these errors.

Introduction

Performance Food Group was founded in 1987 as a result of the combination of various foodservice businesses, and has grown both internally through increased sales to existing and new customers and through acquisitions of existing distributors. We market and distribute over 53,000 national and proprietary brand food and non-food products to approximately 45,000 customers in the foodservice, or "food-away-from-home," industry. Our extensive product line and distribution system allow us to service both of the major customer types in the foodservice industry: "street" foodservice customers, which include independent restaurants, hotels, cafeterias, schools, healthcare facilities and other institutional customers, and multi-unit, or "chain" customers, which include regional and national quick-service and casual-dining restaurants. The principal components of our expenses include cost of goods sold, which represents the amounts paid to manufacturers and growers for products sold, and operating expenses, which include primarily labor-related expenses, delivery costs and occupancy expenses related to our facilities.

We have three operating segments: broadline foodservice distribution; customized foodservice distribution; and fresh-cut produce processing. Broadline markets and distributes more than 50,000 national and proprietary brand food and non-food products to a total of approximately 45,000 street and chain customers. Broadline consists of 19 operating locations that independently design their own product mix, distribution routes and delivery schedules to accommodate the needs of a large number of customers whose individual purchases vary in size. In addition, Broadline operates two locations that provide merchandising services to independent foodservice distributors. Customized focuses on serving casual-dining chain restaurants. These customers generally prefer a centralized point of contact that facilitates item and menu changes, tailored distribution routing and customer service. The Customized distribution network distributes nationwide and internationally from six distribution facilities. Fresh-Cut purchases, processes, packages and distributes a variety of packaged, ready-to-eat salads and other fresh-cut produce to food retailers and third-party distributors for resale primarily to quick-service restaurants located throughout the United States. Fresh-Cut operations are conducted at nine processing facilities.

According to data compiled by a market research firm, consumer purchases of "food-away-from-home" in the United States currently represent approximately 50% of consumer spending on food purchases and are predicted to represent 52% of consumer spending by 2005. We believe the trends that have fueled the demand for "food-away-from-home" have included the percentage of women in the work force, growth in dual income and single parent households, the relative affluence of the aging baby boomer generation and consumer demand for convenience. We believe that, over the last several years, we have experienced significantly greater growth rates than the U.S. foodservice industry as a whole, both through internal growth and through an active acquisition program. While recent weakness in the U.S. economy has impacted our recent levels of internal growth, our strategy is to continue to grow our foodservice business through both internal growth and acquisitions, and to improve our operating profit margin. Over the past decade, we have supplemented our internal growth through selective, strategic acquisitions. We believe that the consolidation trends in the foodservice distribution industry will continue to present acquisition opportunities for us.

Results of Operations

The following table sets forth, for the periods indicated, the components of our condensed consolidated statements of earnings expressed as a percentage of net sales:
	2002 Quarter	2001 Quarter	2002 Period	2001 Period

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	83.9	86.5	83.8	86.6
Gross profit	16.1	13.5	16.2	13.4
Operating expenses	13.5	11.0	13.4	11.2
Operating profit	2.6	2.5	2.8	2.2
Other expense, net	0.4	0.3	0.4	0.3
Earnings before income taxes	2.2	2.2	2.4	1.9
Income tax expense	0.8	0.8	0.9	0.7
Net earnings	1.4%	1.4%	1.5%	1.2%

Springfield Ammonia Leak

On July 28, 2002, we discovered an ammonia leak in the refrigeration system at our Springfield, Massachusetts facility. Springfield resumed limited shipments of non-refrigerated products from the facility within a week of the incident, and resumed shipments of refrigerated and frozen products within two weeks of the incident. Our Broadline facilities based in Maine and New Jersey were able to service certain of the customers normally served by the Springfield facility until the Springfield facility became fully operational.

Although there were no injuries and the leak was confined to the facility, the leak did cause physical damage at the facility. The direct costs in the 2002 quarter related to the ammonia leak at the Springfield facility amounted to $4.8 million before taxes. The disposal of damaged inventory of $3.3 million, which is net of $1.0 million of insurance coverage, was included in cost of goods sold in the Company's Broadline segment. Other direct costs of $1.5 million were included in operating expenses in the Company's Broadline segment. We are continuing to pursue additional recoveries that may be available under our insurance policies. In addition to those identified costs, the temporary closing of this facility and its effect on some of our customer relationships did impact Springfield's operations and profitability. This impact may continue into the fourth quarter of 2002.

Comparison of the 2002 and 2001 Periods and Quarters

Net sales. Net sales increased $371.0 million, or 46.4%, to $1.17 billion in the 2002 quarter from net sales of $798.8 million in the 2001 quarter. Net sales increased $917.7 million, or 39.6%, to $3.23 billion in the 2002 period from net sales of $2.32 billion in the 2001 period. Net sales in our existing operations for the 2002 quarter increased 7.1% over the 2001 quarter and 8.0% for the 2002 period over the 2001 period, while acquisitions contributed the remaining 39.4% and 31.6% of our total sales growth for the 2002 quarter and period, respectively. We estimate food price deflation to be approximately 2% for the 2002 quarter and nominal for the 2002 period. Sales for the 2001 quarter were impacted by the terrorist attacks of September 11, 2001.

Our Broadline segment net sales of $618.0 million and $1.57 billion in the 2002 quarter and period, respectively, represented 52.8% and 48.5% of our consolidated net sales, down from 52.9% and 51.7% of our consolidated net sales in the 2001 quarter and period, respectively. The decrease as a percentage of our consolidated net sales is due primarily to the acquisition of Fresh International Corp. and its subsidiaries (collectively "Fresh Express") in the fourth quarter of 2001, which is reported in the Fresh-Cut segment. Our acquisition of Fresh Express is discussed in further detail in "Business Combinations." Broadline net sales increased $195.6 million, or 46.3%, to $618.0 million in the 2002 quarter from $422.4 million in the 2001 quarter, and increased $371.7 million, or 31.0%, to $1.57 billion in the 2002 period from $1.20 billion in the 2001 period. We estimate that our Broadline segment experienced food price deflation of approximately 1% for the 2002 quarter and food price inflation of approximately 1% for the 2002 period. Net sales in our existing Broadline operations for the 2002 quarter increased 4.7% over the 2001 quarter and 5.6% for the 2002 period over the 2001 period. Broadline sales at our existing operations in the 2002 quarter and period were driven by increased sales to existing customers and sales to new customers. Acquisitions contributed the remaining 41.6% and 25.4% of our total Broadline sales growth for the 2002 quarter and period, respectively. Broadline acquisition sales growth was the result of our acquisitions of Empire Seafood Holding Corp. and Empire Imports, Inc., collectively, "Empire Seafood," in April 2001; Springfield Foodservice Corporation in September 2001; Quality Foods, Inc. in May 2002; and Middendorf Meat Company and Thoms-Proestler Company in July 2002. Our acquisitions of Empire Seafood, Springfield, Quality Foods, Middendorf and Thoms-Proestler are discussed in "Business Combinations."

Our Customized segment net sales of $347.0 million and $1.04 billion in the 2002 quarter and period, respectively, represented 29.7% and 32.1% of our consolidated net sales, down from 39.1% and 39.8% of our consolidated net sales in the 2001 quarter and period, respectively. The decrease as a percentage of our consolidated net sales is due primarily to the acquisition of Fresh Express. We estimate that our Customized segment experienced food price deflation of approximately 4% and 3% for the 2002 quarter and period, respectively. Customized net sales increased 11.0% to $347.0 million in the 2002 quarter from $312.7 million in the 2001 quarter, and 12.5% to $1.04 billion in the 2002 period, from $923.2 million in the 2001 period. This increase in net sales is the result of the addition of a new casual-dining chain customer in the fourth quarter of 2001 and the continued growth in sales to existing customers. In the fourth quarter of 2002, we will discontinue our relationship with a customer that accounted for $81.1 million, or 2.5%, and $113.3 million, or 3.5%, of our net sales in the 2002 period and in fiscal year 2001, respectively. Also in the fourth quarter of 2002, we will begin shipping to approximately 514 additional restaurant locations of two current customers. We anticipate servicing a portion of these new restaurant locations in the fourth quarter of 2002, with the remaining locations being phased in during the first quarter of 2003. Collectively, we anticipate that this new business, net of the loss of the customer discussed above, will add approximately $200 million in annual net sales to our Customized segment when fully serviced.

Our Fresh-Cut segment net sales of $204.8 million and $626.9 million in the 2002 quarter and period, respectively, represented 17.5% and 19.4% of our consolidated net sales, respectively, up from 8.0% and 8.5% of our consolidated net sales in the 2001 quarter and period, respectively. Fresh-Cut net sales increased 221.5% to $204.8 million in the 2002 quarter from $63.7 million in the 2001 quarter, and increased 219.4% to $626.9 million in the 2002 period from $196.4 million in the 2001 period. We estimate that our Fresh-Cut segment experienced food price deflation of approximately 1% for the 2002 quarter and food price inflation of approximately 4% for the 2002 period. Net sales in our existing Fresh-Cut operations for the 2002 quarter increased 6.5% over the 2001 quarter and 3.7% for the 2002 period over the 2001 period, while the acquisition of Fresh Express in the fourth quarter of 2001 contributed the remaining 215.0% and 215.7% of our total Fresh-Cut sales growth for the 2002 quarter and period, respectively. The increase in sales in our existing operations for the 2002 quarter and period over the 2001 quarter and period is due primarily to increased sales of premium lettuce to quick-service restaurants and increased sales of sliced tomatoes to additional locations of existing customers.

Cost of goods sold. Cost of goods sold increased $290.6 million, or 42.1%, to $981.1 million in the 2002 quarter from $690.6 million in the 2001 quarter, due primarily to the increase in net sales. Cost of goods sold increased $703.8 million, or 35.1%, to $2.71 billion in the 2002 period from $2.01 billion in the 2001 period. As a percentage of net sales, cost of goods sold decreased to 83.9% in the 2002 quarter compared to 86.5% in the 2001 quarter. In the 2002 period, cost of goods sold decreased to 83.8% as a percentage of net sales, compared to 86.6% in the 2002 period. In the 2002 quarter and period, cost of goods sold included $3.3 million of expenses attributable to damaged inventory as a result of the Springfield ammonia leak. The decrease in cost of goods sold as a percentage of net sales is due primarily to the acquisition of Fresh Express, which typically has had a lower ratio of cost of goods sold to net sales than many of our other operating companies.

Gross profit. Gross profit increased $80.5 million, or 74.4%, to $188.7 million in the 2002 quarter from $108.2 million in the 2001 quarter. Gross profit increased $213.9 million, or 68.9%, to $524.1 million in the 2002 period from $310.3 million in the 2001 period. Gross profit margin, which we define as gross profit as a percentage of net sales, increased to 16.1% and 16.2% in the 2002 quarter and period, respectively, compared to 13.5% and 13.4% in the 2001 quarter and period, respectively. The increase in gross profit margin was due primarily to our acquisition of Fresh Express, which typically has had higher gross margins than many of our other operating companies. Our increase in gross profit margin was partially offset by the acquisition of Quality Foods in May 2002, which has lower gross profit margins than our other Broadline companies.

Operating expenses. Operating expenses increased $70.3 million, or 79.9%, to $158.2 million in the 2002 quarter compared with $87.9 million in the 2001 quarter. Operating expenses increased $172.0 million, or 66.2%, to $432.0 million in the 2002 period compared with $260.0 million in the 2001 period. As a percentage of net sales, operating expenses increased to 13.5% in the 2002 quarter from 11.0% in the 2001 quarter, and to 13.4% in the 2002 period from 11.2% in the 2001 period. The increase in operating expenses as a percentage of net sales was due mainly to our acquisition of Fresh Express, which typically has had higher operating expense levels than our foodservice distribution business. Also included in operating expenses for the 2002 quarter and period are $1.5 million of costs directly attributable to the ammonia leak at Springfield.

Operating profit. Operating profit increased $10.2 million, or 50.4%, to $30.5 million in the 2002 quarter from $20.3 million in the 2001 quarter. Operating profit increased $41.9 million, or 83.3% to $92.2 million in the 2002 period, compared to $50.3 million in the 2001 period. Operating profit margin, which we define as operating profit as a percentage of net sales, increased to 2.6% in the 2002 quarter from 2.5% in the 2001 quarter, and to 2.8% in the 2002 period from 2.2% in the 2001 period. Operating profit margins, adjusting for the impact of Statement of Financial Accounting Standards, or SFAS, No. 142, Goodwill and Other Intangible Assets, the accounting standard regarding amortization of intangible assets (see "Recently Issued Accounting Pronouncements"), would have been 3.3% and 2.3% for the 2001 quarter and period, respectively. Thus, on a comparable basis, operating profit margin declined to 2.6% in the 2002 quarter from 3.3% in the 2001 quarter, and improved to 2.8% in the 2002 period from 2.3% in the 2001 period. The primary reasons for the decline in the operating profit margin for the quarter are the impact of the Springfield ammonia leak and the acquisition of Quality Foods, discussed in the below paragraph.

Operating profit margin in our Broadline segment decreased to 1.8% in the 2002 quarter from 2.6% in the 2001 quarter, and to 2.2% in the 2002 period from 2.4% in the 2001 period. Operating profit margins in our Broadline segment, adjusting for the impact of SFAS No. 142, would have been 3.2% and 2.4% for the 2001 quarter and period, respectively. Thus, on a comparable basis, operating profit margin declined to 1.8% in the 2002 quarter from 3.2% in the 2001 quarter, and to 2.2% in the 2002 period from 2.4% in the 2001 period. However, there were other factors that impacted our Broadline operating profit margins in the 2002 quarter and period besides the change in accounting principle. Operating profit for the 2002 quarter also includes the impact of $4.8 million of charges directly attributable to the Springfield ammonia leak. In addition, we anticipate the impact of the ammonia leak on Springfield's operations may continue into the fourth quarter of 2002. We are continuing to pursue additional recoveries that may be available under our insurance policies. Broadline operating profit margins were negatively impacted in the 2002 quarter and period by our acquisition of Quality Foods, which has lower operating profit margins than our other Broadline companies. We expect that the impact of Quality Foods' lower operating profit margins will continue through 2003.

Operating profit margin in our Customized segment increased to 1.3% in the 2002 quarter from 1.2% in the 2001 quarter, and to 1.2% in the 2002 period from 1.1% in the 2001 period, mainly as a result of improved efficiencies in transportation and warehousing.

Operating profit margin in our Fresh-Cut segment decreased to 8.9% in the 2002 quarter from 11.9% in the 2001 quarter. Operating profit margin in our Fresh-Cut segment decreased to 8.8% in the 2002 period from 9.2% in the 2001 period. Operating profit margin in our Fresh-Cut segment, adjusting for the impact of SFAS No. 142 would have been 16.5% and 9.7% for the 2001 quarter and period, respectively. Thus, on a comparable basis, operating profit margin declined to 8.9% in the 2002 quarter from 16.5% in the 2001 quarter, and to 8.8% in the 2002 period from 9.7% in the 2001 period. The decline in operating profit margins is partially due to the acquisition of Fresh Express in October 2001, and continued softness in the quick-service restaurant business. The seasonality of Fresh Express' business, whose first and second quarters are historically its strongest, favorably impacted year-to-date operating profit margins for our Fresh-Cut segment. Therefore, we would typically expect that our Fresh-Cut operating profit margins would be lower in the third and fourth quarters of the year than the first and second quarters of the year. We also incurred start-up expenses related to new product development in our Fresh-Cut segment in the 2002 quarter. In the third quarter of 2002, we began a retail consumer test of a fresh-cut fruit product line. We expect these additional start-up expenses to continue to impact the operating profit margins of our Fresh-Cut segment through 2003.

Other expense, net. Other expense, net, increased $2.8 million to $4.9 million in the 2002 quarter from $2.1 million in the 2001 quarter, and $7.4 million to $13.7 million in the 2002 period from $6.4 million in the 2001 period. Included in other expense, net, was interest expense of $4.6 million in the 2002 quarter, compared with interest expense of $1.3 million in the 2001 quarter and interest expense of $13.4 million in the 2002 period, compared with interest expense of $5.1 million in the 2001 period. Interest expense was higher in the 2002 quarter and period than the 2001 quarter and period primarily as a result of the issuance in October 2001 of $201.3 million of 5 1/2% convertible subordinated notes due in 2008, referred to as the Convertible Notes. In the 2002 quarter and period, other expense, net, also included a loss on the sale of the undivided interest in receivables of $444,000 and $1.4 million, respectively, related to the receivables purchase facility, referred to as the Receivables Facility. The Convertible Notes and the Receivables Facility are discussed in "Liquidity and Capital Resources."

Income tax expense. Income tax expense increased $2.7 million to $9.6 million in the 2002 quarter from $6.9 million in the 2001 quarter, and $12.7 million to $29.4 million in the 2002 period from $16.7 million in the 2001 period. As a percentage of earnings before income taxes, the provision for income taxes was 37.5% for the 2002 quarter and period and 38.0% for the 2001 quarter and period. The decrease in the effective tax rate in 2002 is the result of our adoption of SFAS No. 142 at the beginning of 2002. The provisions of SFAS No. 142 eliminated the amortization of goodwill and other intangible assets with indefinite lives. The provisions and effects of the adoption of SFAS No. 142 are discussed in detail in "Recently Issued Accounting Pronouncements."

Net earnings. Net earnings increased $4.7 million, or 42.1%, to $16.0 million in the 2002 quarter compared to $11.3 million in the 2001 quarter. In the 2002 period, net earnings increased $21.8 million, or 80.1% to $49.0 million from $27.2 million in the 2001 period. As a percentage of net sales, net earnings remained constant at 1.4% in the 2002 and 2001 quarters, and increased to 1.5 % in the 2002 period from 1.2 % in the 2001 period.

Net earnings per common share diluted. Basic net earnings per common share, or EPS, is computed by dividing net income available to common shareholders (numerator) by the weighted-average number of common shares outstanding (denominator) during the period. Diluted EPS is calculated using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Diluted EPS increased 17.2% to $0.34 in the 2002 quarter compared to $0.29 in the 2001 quarter. In the 2002 period, diluted EPS increased 45.8% to $1.05 from $0.72 in the 2001 period. In October 2001, we issued the Convertible Notes. Common share equivalents of 6.1 million related to the Convertible Notes are included in the calculation of diluted EPS in the 2002 quarter and period because of their dilutive effect on EPS. After-tax interest expense on the Convertible Notes of $1.9 million and $5.6 million for the 2002 quarter and period, respectively, is also included in the computation of diluted EPS because of the dilutive effect of the Convertible Notes.

Liquidity and Capital Resources

We have historically financed our operations and growth primarily with cash flows from operations, borrowings under credit facilities, the issuance of long-term debt, operating leases, normal trade credit terms and the sale of our common stock. Despite our growth in net sales, we manage our working capital needs by financing our investment in inventory principally with accounts payable and outstanding checks in excess of deposits.

Cash flows provided by operating activities. Cash provided by operating activities was $107.1 million in the 2002 period. In the 2002 period, the primary sources of cash from operating activities were net earnings and increased levels of income taxes payable, trade payables, accrued expenses and decreased levels of other current assets, partially offset by increased levels of trade receivables, deferred tax assets and prepaid expenses. Cash provided by operating activities was $125.0 million in the 2001 period. In the 2001 period, the primary sources of cash from operations were net earnings, proceeds of $78.0 million from the sale of undivided interests in accounts receivable under the receivables purchase facility discussed below, and increased levels of income taxes payable, partially offset by increased levels of inventories.

Cash used in investing activities. Cash used in investing activities was $241.7 million in the 2002 period. Investing activities include additions to and disposals of property, plant and equipment and the acquisition of businesses. Capital expenditures, excluding acquisitions of other businesses, for the 2002 period were $42.6 million. We anticipate that our total capital expenditures, excluding acquisitions, for fiscal 2002 will be approximately $70.0 million. Cash used in investing activities in the 2002 period also included $199.5 million of cash paid for acquisitions, consisting of $84.1 million, $22.2 million and $90.3 million paid for the acquisitions of Thoms-Proestler, Middendorf and Quality Foods, respectively, net of cash acquired, and $2.9 million paid to the former shareholders of Carroll County Foods, Inc., and AFFLINK Incorporated (formerly Affiliated Paper Companies, Inc.), which were acquired in 2000 and 1998, respectively, as a result of certain contractual obligations under the purchase agreements relating to those acquisitions. In the 2001 period, cash used in investing activities was $116.6 million. In the 2001 period, our total capital expenditures, excluding acquisitions of businesses, were $20.4 million. Cash used in investing activities in the 2001 period also included $98.4 million paid for the acquisitions of Springfield Foodservice Corporation, or SFC, and Empire Seafood and to the former shareholders of Carroll County Foods, Inc., State Hotel Supply Company, Inc. and AFFLINK Incorporated, which were acquired in 2000, 1999 and 1998, respectively, as a result of certain contractual obligations under the purchase agreements relating to those acquisitions.

Cash provided by financing activities. Cash provided by financing activities was $97.0 million in the 2002 period. In the 2002 period, cash flows from financing activities included net borrowings of $97.0 million on our revolving credit facility and proceeds of $7.4 million from the exercise of stock options. Cash used in financing activities in the 2002 period included a decrease in outstanding checks in excess of deposits of $5.4 million and principal payments on long-term debt of $1.9 million. Cash used in financing activities was $10.9 million in the 2001 period. In the 2001 period, cash flows from financing activities included $906,000 of proceeds from industrial revenue bonds issued to finance the construction of a new produce-processing facility and proceeds of $4.7 million from the exercise of stock options. In the 2001 period, cash used in financing activities included net payments of $27.0 million on our revolving credit facility, a decrease in outstanding checks in excess of deposits of $12.3 million and principal payments on long-term debt of $1.8 million.

Financing Activities

In October 2001, we issued $201.3 million aggregate principal amount of 5 1/2% convertible subordinated notes due in 2008. The net proceeds from the issuance of the Convertible Notes and from our concurrent offering of common stock, discussed below, were used to repay our borrowings outstanding under our existing revolving credit facility and to fund the acquisition of Fresh Express. The Convertible Notes are subordinate to all existing and future senior debt and are convertible at any time prior to maturity into shares of our common stock at a conversion price of $32.95 per share, subject to adjustment. The Convertible Notes are redeemable at our option, in whole or in part, at any time on or after October 16, 2004. Each holder of the Convertible Notes has the right to cause us to repurchase all of such holder's Convertible Notes at 100% of their principal amount plus accrued interest upon a change of control of the Company, as defined in the indenture governing the Convertible Notes, and upon the occurrence of certain other events. Interest is payable semi-annually.

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

In October 2001, we entered into a $200.0 million revolving credit facility, referred to as the Credit Facility, with several financial institutions which replaced our existing $85.0 million credit facility and $5.0 million working capital line of credit. The Credit Facility expires in 2006 and bears interest at a floating rate equal to, at our election, the agent bank's prime rate or a spread over LIBOR, which varies based upon our leverage ratio, as defined in the credit agreement. The Credit Facility has a commitment fee, ranging from 0.20% to 0.25% of the average daily unused portion of the total facility, based on our leverage ratio, as defined in the credit agreement. The Credit Facility also requires the maintenance of certain financial ratios, as defined in the credit agreement, and contains customary events of default. The Credit Facility allows for the issuance of up to $40.0 million of standby letters of credit, which reduce borrowings available under the Credit Facility. At September 28, 2002, we had $27.6 million of outstanding letters of credit under the Credit Facility. The Credit Facility also requires that our existing subsidiaries and future subsidiaries that engage in any business operation or own assets with a fair market value in excess of $5 million guarantee all of our borrowings, letters of credit and other obligations under the Credit Facility. At September 28, 2002, we had $97.0 million outstanding under the Credit Facility, and $75.4 million available under the Credit Facility, subject to compliance with customary borrowing conditions. At September 28, 2002, our borrowings under the Credit Facility bore interest at a rate of 2.57% per annum.

We believe that our cash flows from operations, borrowings under our Credit Facility and the sale of undivided interests in trade receivables under the Receivables Facility will be sufficient to fund our current operations and capital expenditures for the foreseeable future. However, we will likely require additional sources of financing to the extent that we make additional acquisitions in the future. We typically fund our acquisitions, and expect to fund future acquisitions, with our existing cash, additional borrowings under our Credit Facility and the issuance of debt or equity securities.

Off Balance Sheet Financing Activities

We utilize two sources of funding that could generally be described as off balance sheet financing - the Receivables Facility and our master operating lease facilities, all described below. The Receivables Facility represents off balance sheet financing because the financial institution's ownership interest in certain of our accounts receivable results in assets being removed from our balance sheet to the extent that the undivided interest qualifies for sale treatment under generally accepted accounting principles. This treatment allows us to account for the transaction with the financial institution as a sale of the undivided interest in the accounts receivable instead of reflecting the financial institution's net investment of $78.0 million as debt. Under the terms of our master operating lease facilities, the third party lessor owns the properties, incurs the related debt to construct the properties, and thereafter, leases each property to us. We enter into leases for each of the properties, which we may seek to renew upon their expiration. If we are unable to or choose not to renew the leases, we have the option of facilitating the sale of the properties to third parties (subject to a residual value guarantee) or purchasing the properties at their original cost. Our leases under the master operating lease facilities qualify for operating lease accounting treatment under SFAS No. 13, Accounting for Leases, and, as such, the buildings, and the debt incurred to construct them, are not included on our balance sheet. The cost of these buildings and the debt incurred to construct them of $56.3 million were not recorded on our balance sheet as of September 28, 2002.

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

We received approximately $78.0 million of proceeds from the undivided interest in receivables sold under the Receivables Facility in 2001. At September 28, 2002, securitized accounts receivable totaled $110.7 million, which includes $78.0 million sold to the financial institution and derecognized from the consolidated balance sheet and includes our residual interest in accounts receivable of $32.7 million, which was included in accounts receivable on our condensed consolidated balance sheet. The residual interest represents our retained interest in receivables held by PFG Receivables Corporation. We measured the residual interest using the estimated discounted cash flows of the underlying accounts receivable, based on estimated collections and a discount rate equivalent to our incremental borrowing rate. The loss on sale of receivables of $444,000 and $1.4 million in the 2002 quarter and period, respectively, is included in other expense and represents our cost of securitizing those receivables with the financial institution.

In September 1997, we entered into our first master operating lease facility (the "First Facility") to construct or purchase various distribution centers. In February 2001, we increased this master operating lease facility from $47.0 million to $55.0 million. On September 11, 2002, the lessor sold one distribution center previously included in the First Facility to a party unaffiliated with us. We concurrently entered into an operating lease with that unaffiliated third party for the same distribution center. The operating lease has an initial term of 22 years, plus five renewal options of five years each. On September 12, 2002, the original expiration date of the leases in the First Facility, we extended the expiration date of the remaining leases in this facility to June 9, 2005, and decreased the size of this facility to $35.8 million. As of September 28, 2002, the First Facility included three distribution centers, and construction expenditures by the lessor under this facility for these three centers were $35.8 million.

In June 2000, we entered into a $60.0 million master operating lease facility, referred to as the Second Facility, to construct or purchase various office buildings and distribution centers. On September 11, 2002, the lessor sold one distribution center previously included in the Second Facility to a party unaffiliated with us. We concurrently entered into an operating lease with that unaffiliated third party for the same distribution center. The operating lease has an initial term of 22 years, plus five renewal options of five years each. On September 12, 2002, we reduced the size of this facility to $24.2 million. As of September 28, 2002, the Second Facility included two distribution centers and one office building. The leases relating to the three properties referred to above, as well as any other leases that we may enter into under this facility in the future, end on June 9, 2005. Through September 28, 2002, construction expenditures by the lessor under this facility were $20.5 million.

Under both of these master operating lease facilities, the lessor owns the distribution centers and office building, incurs the related debt to construct the properties, and thereafter leases each property to us. We have entered into leases for each of the properties in these facilities. Upon the expiration of the leases under the First and Second Facilities, we may seek to renew the leases. If we are unable to or choose not to renew the leases, we have the option of facilitating the sale of the properties to third parties or purchasing the properties at their original cost. If the properties in the First Facility and the Second Facility are sold to third parties for less than 88% and 85%, respectively, of their aggregate original cost, we are obligated, under a residual value guarantee, to pay the lessor an amount equal to the shortfall. We cannot be sure that will be able to renew the leases or sell the properties to third parties, and we may require substantial additional financing if we are required to purchase these properties upon the expiration of the master operating lease facility. Because of the location and condition of each of the distribution centers and office building in the First and Second Facilities, we believe that the anticipated fair value of these properties could eliminate or substantially reduce the exposure under the residual value guarantee, but we may be required to make payments to satisfy this guarantee.

Business Combinations

On July 26, 2002, we acquired all of the outstanding common stock of Thoms-Proestler Company, a privately owned, broadline foodservice distributor based in Rock Island, Illinois. Thoms-Proestler services customers located throughout the states of Illinois, Indiana, Iowa and Wisconsin, including the major metropolitan area of Chicago. Thoms-Proestler's customers include local and regional restaurant chains, independent restaurants and healthcare facilities. We believe that our acquisition of Thoms-Proestler will further extend our Broadline service area in the Midwest region. We paid $100.0 million for the acquisition of Thoms-Proestler, consisting of $84.1 million in cash and common stock valued at $15.9 million. The purchase price included the repayment of outstanding debt. We also assumed $17.6 million of trade payables and accrued expenses with the acquisition of Thoms-Proestler. In recording the acquisition, the value of the approximately 500,000 common shares issued was determined based on the average of the closing sales price of our common stock on the Nasdaq stock market for three consecutive trading days ending two days before the closing date of the acquisition. In addition, we entered into an earnout agreement whereby we will be required to pay the former shareholders of Thoms-Proestler up to $7.0 million, consisting of cash and additional common shares, if Thoms-Proestler achieves certain sales and earnings targets through August 2004. The Company will record any earnout payments as additional purchase price, resulting in a corresponding increase in goodwill.

On July 12, 2002, we acquired all of the outstanding common stock of Middendorf Meat Company, a privately owned, broadline foodservice distributor based in St. Louis, Missouri, through the merger of Middendorf with a wholly owned subsidiary of ours. Middendorf distributes custom-cut steaks and other foodservice items to independent restaurants, private clubs, hotels and other foodservice establishments in St. Louis and surrounding areas. We believe that our acquisition of Middendorf will extend our geographic coverage in a market that is contiguous to our other Broadline businesses. We paid $33.8 million, subject to adjustment for Middendorf's closing net worth, for the acquisition of Middendorf, consisting of $22.2 million in cash and common stock valued at $11.6 million. The purchase price included the repayment of a portion of Middendorf's outstanding debt. We also assumed $9.7 million in trade payables, accrued expenses and debt with the acquisition of Middendorf. In recording the acquisition, the value of the approximately 378,000 common shares issued was determined based on the average of the closing sales price of our common stock on the Nasdaq stock market for five consecutive trading days ending one day prior to the closing date of the acquisition. In addition, we entered into an earnout agreement whereby we will be required to pay the former shareholders of Middendorf up to $5.0 million, consisting of cash and additional common shares, if Middendorf achieves certain earnings targets over a five-year period following the acquisition. The Company will record any earnout payments as additional purchase price, resulting in a corresponding increase in goodwill.

On May 31, 2002, we acquired all of the outstanding stock of Quality Foods, Inc., a privately owned, broadline foodservice distributor based in Little Rock, Arkansas, with distribution centers in Little Rock, and Batesville and Magee, Mississippi. Quality Foods provides products and services to traditional foodservice accounts in a region covering Arkansas, Louisiana, Mississippi, Missouri, Oklahoma, Tennessee and Texas. We believe that our acquisition of Quality Foods will extend our service area to a region that is geographically contiguous to our other Broadline businesses. We paid $90.3 million, net of cash acquired, for Quality Foods. The purchase price included the repayment of outstanding debt. We also assumed $25.4 million of trade payables and accrued expenses with the acquisition of Quality Foods. In addition, in connection with the acquisition of Quality Foods, we entered into an earnout agreement whereby we will be required to pay the former shareholders of Quality Foods up to $24.0 million in cash if Quality Foods achieves certain earnings targets over a three-year period following the acquisition. The Company will record any earnout payments as additional purchase price, resulting in a corresponding increase in goodwill.

Also in the 2002 period, we paid a total of $2.9 million in cash and issued approximately 15,000 shares of our common stock, valued at approximately $500,000, to the former shareholders of Carroll County and AFFLINK, as a result of certain contractual obligations in the purchase agreements relating to those acquisitions.

On October 16, 2001, we acquired all of the outstanding stock of Fresh Express. Based in Salinas, California, Fresh Express sells packaged, ready-to-eat salads under its "Fresh Express" label. With five processing facilities located throughout the United States, Fresh Express processes, packages and distributes its products nationwide to food retailers such as Albertson's, Kroger, Safeway and Wal-Mart, as well as to foodservice distributors and operators and quick-service restaurants such as Taco Bell. We paid $296.4 million, net of cash acquired, for Fresh Express. The purchase price included the repayment of outstanding debt. We also assumed $71.7 million of trade payables, accrued expenses and other liabilities with our acquisition of Fresh Express. In addition, in connection with the acquisition of Fresh Express, we entered into an earnout agreement whereby we will be required to pay the former shareholders of Fresh Express up to $10.0 million in cash if Fresh Express achieves certain sales and synergy targets during a three-year period following the acquisition. The Company will record any earnout payments as additional purchase price, resulting in a corresponding increase in goodwill.

In connection with the acquisition of Fresh Express, we adopted a plan for integration of the business. We initially established an accrual of $8.9 million to provide for certain costs of this plan. This plan will combine all Chicago, Illinois, manufacturing capabilities into one facility, convert the Greencastle, Pennsylvania and the Chicago facility into distribution centers, dispose of certain processing equipment at the Chicago and Greencastle plants and will involve the elimination of approximately 500 processing-related jobs at the affected facilities.

In the 2002 quarter, we reduced our accrual for the integration plan by $2.8 million. We made these adjustments primarily as a result of the finalization of the Greencastle and Chicago integration plan. In addition, we have decided not to dispose of certain leased office buildings in Salinas, California, as originally planned.

Through September 28, 2002, $818,000 of professional fees and lease payments have been charged against the accrual. The remaining accrual consists of $4.2 million for employee separation, $516,000 for lease and related costs and $457,000 of other costs, including professional and legal fees.

On September 10, 2001, we acquired all the outstanding common stock of Springfield, a privately owned, broadline foodservice distributor based in Springfield, Massachusetts. We paid $80.7 million for Springfield, consisting of $41.0 million in cash and common shares valued at $39.7 million. The purchase price included the repayment of a portion of Springfield's outstanding debt. We assumed $21.2 million of trade payables, accrued expenses and debt with the acquisition of Springfield. In addition, in connection with the acquisition, we entered into an earnout agreement whereby we will be required to pay a former shareholder of Springfield up to $3.9 million payable in cash and shares of our common stock, over a three-year period following the acquisition, if Springfield achieves certain earnings targets. The Company will record any earnout payments as additional purchase price, resulting in a corresponding increase in goodwill.

On April 2, 2001, we acquired all of the outstanding stock of Empire Seafood, a privately owned distributor and processor of seafood. We paid $75.0 million for Empire Seafood, consisting of $54.3 million in cash, net of cash acquired, including the payment in the 2001 quarter of a $13.6 million note to the former shareholders of Empire Seafood, and approximately 803,000 shares of our common stock, valued at $19.6 million. We also assumed $9.6 million of accounts payable and accrued expenses with the acquisition of Empire Seafood. In addition, in connection with the acquisition, we entered into an earnout agreement whereby we will be required to pay certain former shareholders of Empire Seafood up to $7.5 million as additional purchase price payable in cash and shares of our common stock, over a three-year period, if Empire Seafood achieves certain earnings targets. The Company will record any earnout payments as additional purchase price, resulting in a corresponding increase in goodwill.

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

As described below under "Recently Issued Accounting Pronouncements," the provisions of SFAS No. 142 require that goodwill and other intangible assets with indefinite lives no longer be amortized, and that goodwill and other intangible assets be tested for impairment upon adoption of this standard and at least annually thereafter. Therefore, at the beginning of 2002, we ceased amortizing goodwill and other intangible assets with indefinite lives. We did not record any transitional impairment loss as a result of the adoption of SFAS No. 142. Thereafter, in connection with our annual evaluation, we would be required to record impairment losses on goodwill and other intangible assets when events and circumstances indicate that those assets have been impaired by examining the fair value of the reporting units, which include the businesses whose acquisitions gave rise to the goodwill or other intangible assets. At September 28, 2002, we had $749.8 million of intangible assets, net of accumulated amortization, recorded on our condensed consolidated balance sheet.

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

Income Tax Matters. At September 28, 2002, we had $995,000 of net operating loss carryforwards for federal and state income tax purposes that expire in years 2010 through 2021. The realization of these deferred tax assets is dependent upon future taxable income. Based upon recent levels of taxable income, we expect that our deferred tax assets will be fully realized.

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

Recently Issued Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 142. SFAS No. 142 requires goodwill to be tested for impairment at least annually, or more often if other circumstances indicate, and written down when impaired, rather than being amortized as previous accounting standards required. Furthermore, SFAS No. 142 requires intangible assets other than goodwill to be amortized over their useful lives unless those lives are determined to be indefinite.

SFAS No. 142 was effective at the beginning of 2002, except for goodwill and other intangible assets resulting from business combinations completed subsequent to June 30, 2001, for which the standard was effective beginning July 1, 2001. In accordance with SFAS No. 142, we ceased amortizing goodwill and other intangible assets with indefinite lives as of the beginning of 2002. Other intangible assets with definite lives are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally three to 40 years. Other intangible assets with indefinite lives are not amortized. We are required to perform goodwill impairment tests annually and more often in certain circumstances. For the 2002 and 2001 quarters, we recorded $2.2 million and $2.6 million, respectively, of amortization expense on intangible assets. For the 2002 and 2001 periods, we recorded $6.0 million and $6.9 million, respectively, of amortization expense on intangible assets.

The following table presents the impact of SFAS No. 142 on net earnings and net earnings per share had SFAS No. 142 been in effect for the 2001 quarter and period:
2001 Quarter			2001 Period

(In thousands, except per share amounts)	As Reported	As if SFAS No. 142 Were Adopted	As Reported	As if SFAS No. 142 Were Adopted

Net earnings	$11,255	$12,389	$27,225	$30,324
Basic net earnings per common share	0.30	0.34	0.75	0.83
Diluted net earnings per common share	0.29	0.32	0.72	0.80

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

Forward-Looking Statements

This Form 10-Q and the documents incorporated by reference herein contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements, which are based on assumptions and estimates and describe our future plans, strategies and expectations, are generally identifiable by the use of the words "anticipate," "will," "believe," "estimate," "expect," "intend," "seek," "should," "could," "may," "would," or similar expressions. These forward-looking statements may address, among other things, our anticipated earnings, capital expenditures, contributions to our net sales by acquired companies, sales momentum, customer and product sales mix, expected efficiencies in our business and our ability to realize expected synergies from acquisitions. These forward-looking statements are subject to risks, uncertainties and assumptions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Our primary market risks are related to fluctuations in interest rates. Our primary interest rate risk is from changing interest rates related to our outstanding debt. We currently manage this risk through a combination of fixed and floating rates on these obligations. As of September 28, 2002, our total debt of $372.2 million consisted of fixed and floating-rate debt of $253.3 million and $114.3 million, respectively. In addition, the rates on our Receivables Facility and master operating lease facilities are floating rates. Substantially all of our floating rates are based on LIBOR, with the exception of the rate on the Receivables Facility, which is based upon a 30-day commercial-paper rate. A 100 basis-point increase in market interest rates on all of our floating-rate debt, our Receivables Facility and our master operating lease facilities would result in a decrease in net earnings and cash flows of approximately $1.5 million and $2.5 million per annum, respectively, holding other variables constant.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-14 promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

There were no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date their evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In March 2002, we discovered certain accounting errors at one of our Broadline operating subsidiaries, the effects of the corrections of which are more fully described in Management's Discussion and Analysis of Financial Condition and Results of Operations and our latest Annual Report on Form 10-K. At the time of the announcement of the identification of the accounting errors, we contacted the staff of the Securities and Exchange Commission, or SEC, to inform them of our identification of the errors and of our intention to cooperate with the staff of the SEC with respect to any review or inquiry they may conduct. Since that time, we have provided, and continue to provide, updates to the staff of the SEC as well as certain documents and testimony requested by the staff. We have conducted an inquiry into the accounting errors and have taken appropriate remedial actions in connection with the investigation. Although we believe that we have fully cooperated with the SEC, the SEC could bring an enforcement or other action against us. The costs associated with an SEC enforcement action or inquiry or an adverse outcome of any such enforcement action or inquiry could have a material adverse effect on our financial condition or results of operations.

From time to time, we are also involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not have a material adverse effect on our results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.
(a)	No matters were submitted to a vote of security holders during the quarter ended September 28, 2002.

Item 6. Exhibits and Reports on Form 8-K.
(a) Exhibits:

	10.45	Fourth Amendment to Certain Operative Agreements dated as of November 11, 2001, among Performance Food Group Company, the lenders party thereto, and First Union National Bank.

	10.46	Fifth Amendment to Certain Operative Agreements dated as of September 12, 2002, among Performance Food Group Company, the lenders party thereto, and Wachovia Bank, National Association.

	10.47	Third Amendment to Certain Operative Agreements dated as of September 12, 2002, among Performance Food Group Company, the lenders party thereto, and Wachovia Bank, National Association.

	15	Letter regarding unaudited information from KPMG LLP.

	99.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	99.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)

The Company filed a Current Report on Form 8-K on August 13, 2002, to file the certifications of the President and Chief Executive Officer and Executive Vice President and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 relating to the Quarterly Report on Form 10-Q for the period ended June 29, 2002.

The Company filed a Current Report on Form 8-K on August 14, 2002, to report the statements under oath submitted by the Company's Principal Executive Officer and Principal Financial Officer in response to the order of the Securities and Exchange Commission pursuant to section 21(a)(1) of the Securities Exchange Act of 1934.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERFORMANCE FOOD GROUP COMPANY

	By:	/s/ Roger L. Boeve
Roger L. Boeve
Executive Vice President and Chief Financial Officer

Date: November 12, 2002

CERTIFICATIONS
I, C. Michael Gray, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of Performance Food Group Company.
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002
By: /s/ C. Michael Gray
Name: C. Michael Gray
President and Chief Executive Officer

I, Roger L. Boeve, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of Performance Food Group Company.
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002
By: /s/ Roger L. Boeve
Name: Roger L. Boeve
Executive Vice President and Chief Financial Officer