Form 10-K
period 2002-12-28
PERFORMANCE FOOD GROUP CO
filed 2003-03-17
CIK 908254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________________________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2002

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

Common Stock, $0.01 par value per share
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [__]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

X	Yes	No

The aggregate market value of the voting stock held by non-affiliates of the Registrant on June 28, 2002 was $1,435,648,628. The market value calculation was determined using the closing sale price of the Registrant's common stock on June 28, 2002, as reported by the NASDAQ Stock Market.

Shares of common stock outstanding on March 13, 2003 were 45,366,580.

DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K Documents from which portions are incorporated by reference

Part III Portions of the Registrant's Proxy Statement relating to the Registrant's Annual Meeting of Shareholders to be held on May 7, 2003 are incorporated by reference into Items 10, 11, 12 and 13.

TABLE OF CONTENTS

Part 1
Item 1.	Business...................................................................................................................................................................................	3
	The Company and its Business Strategy..............................................................................................................................	3
	Growth Strategies................................................................................................................................................................	4
	Customers and Marketing....................................................................................................................................................	5
	Products and Services..........................................................................................................................................................	6
	Information Systems............................................................................................................................................................	7
	Suppliers and Purchasing....................................................................................................................................................	8
	Operations...........................................................................................................................................................................	8
	Competition.........................................................................................................................................................................	10
	Regulation...........................................................................................................................................................................	10
	Intellectual Property............................................................................................................................................................	11
	Employees...........................................................................................................................................................................	11
	Executive Officers...............................................................................................................................................................	11
	Forward-Looking Statements..............................................................................................................................................	12
	Risk Factors.........................................................................................................................................................................	12

Item 2.	Properties.................................................................................................................................................................................	16

Item 3.	Legal Proceedings...................................................................................................................................................................	17

Item 4.	Submission of Matters to a Vote of Shareholders...................................................................................................................	17

Part II
Item 5.	Market for the Registrant's Common Stock and Related Stockholder Matters........................................................................	18

Item 6.	Selected Consolidated Financial Data.....................................................................................................................................	19

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations...................................................	20

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.................................................................................................	35

Item 8.	Financial Statements and Supplementary Data........................................................................................................................	35

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..................................................	35

Part III
Item 10.	Directors and Executive Officers of the Registrant.................................................................................................................	35

Item 11.	Executive Compensation.........................................................................................................................................................	35

Item 12.	Security Ownership of Certain Beneficial Owners and Management.....................................................................................	35

Item 13.	Certain Relationships and Related Transactions.....................................................................................................................	36

Item 14.	Controls and Procedures.........................................................................................................................................................	36

Part IV
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K.........................................................................................	36

PERFORMANCE FOOD GROUP COMPANY

Unless this Form 10-K indicates otherwise or the content otherwise requires, the terms "we," "our," "us" or "Performance Food Group" as used in this Form 10-K refer to Performance Food Group Company and its subsidiaries. References in this Form 10-K to the years or fiscal years 2003, 2002, 2001, 2000, 1999 and 1998 refer to our fiscal years ending or ended January 3, 2004, December 28, 2002, December 29, 2001, December 30, 2000, January 1, 2000 and January 2, 1999, respectively, unless otherwise expressly stated or the context otherwise requires. We use a 52/53-week fiscal year ending on the Saturday closest to December 31. Consequently, we periodically have a 53-week year. Our 2002, 2001 and 2000 fiscal years were all 52-week years. Our 2003 fiscal year will be a 53-week year. All share and per-share data have been adjusted to reflect the two-for-one common stock split that we paid on April 30, 2001. The following discussion and analysis should be read in conjunction with "Selected Consolidated Financial Data" and our consolidated financial statements and the related notes included elsewhere in this Form 10-K.

PART I

Item 1. Business.

The Company and its Business Strategy

Performance Food Group, a Tennessee corporation, was founded in 1987 as a result of the combination of various foodservice businesses and has grown both internally through increased sales to existing and new customers and through acquisitions of existing businesses. (Further discussion of recent acquisitions is contained in Management's Discussion and Analysis of Financial Condition and Results of Operations under Business Combinations.) Performance Food Group is the nation's third largest Broadline foodservice distributor based on 2002 net sales of $4.4 billion. We market and distribute over 61,000 national and proprietary brand food and non-food products to over 46,000 customers. Our extensive product line and distribution system allow us to service both of the major customer types in the foodservice or "food-away-from-home" industry: "street" foodservice customers, which include independent restaurants, hotels, cafeterias, schools, healthcare facilities and other institutional customers; and multi-unit, or "chain," customers, which include regional and national family and casual dining and quick-service restaurants. In addition, we are a major processor of fresh-cut produce that we market and distribute to retail and foodservice customers.

We service our customers through three operating segments. Note 21 to the consolidated financial statements in this Form 10-K presents financial information for these segments.

  Broadline. Our Broadline distribution segment markets and distributes more than 58,000 national and proprietary brand food and non-food products to a total of approximately 46,000 customers, including street customers and certain corporate-owned and franchisee locations of chains such as Burger King, Church's, Copeland's, Popeye's, Subway and Zaxby's. In the Broadline distribution segment, we design our product mix, distribution routes and delivery schedules to accommodate the needs of a large number of customers whose individual purchases vary in size. Generally, Broadline distribution customers are located no more than 250 miles away from one of our 19 Broadline distribution facilities, which serve customers in the eastern, midwestern, northeastern, southern and southeastern United States.

  Customized. Our Customized distribution segment focuses on serving family and casual dining chain restaurants such as Cracker Barrel Old Country Store, Inc.; Outback Steakhouse, Inc.; Ruby Tuesday, Inc. and TGI Friday's. We believe that these customers generally prefer a centralized point of contact that facilitates item and menu changes, tailored distribution routing and customer service. We generally can service these customers more efficiently than our Broadline distribution customers because we warehouse only those stock keeping units, or SKUs, specific to our Customized customers and make larger, more consistent deliveries. We have seven Customized distribution facilities currently serving 14 restaurant chains nationwide and three restaurant chains internationally.

  Fresh-cut. Our Fresh-cut segment purchases, processes, packages and distributes a variety of packaged, ready-to-eat salads and other fresh-cut produce nationwide from eight manufacturing and distribution facilities located throughout the United States. Fresh-cut distributes over 340 different Fresh Express® label products nationwide to food retailers such as Albertson's, Kroger, Safeway and Wal-Mart, as well as to foodservice distributors, operators and quick-service restaurants such as Taco Bell. The segment also distributes over 890 fresh produce offerings under our Redi-Cut label, primarily to third-party distributors for resale mainly to quick-service restaurants such as Burger King, KFC, McDonald's, Pizza Hut, Subway and Taco Bell, located throughout the United States.

Growth Strategies

Our business strategy is to grow our foodservice business through both internal growth and acquisitions and to improve our operating profit margin. We believe that we have the resources and competitive advantages to maintain our strong internal growth and that we are well positioned to take advantage of the consolidation occurring in our industry.

Our key growth strategies are as follows:

Increase Broadline sales to existing customers and within existing markets. We seek to become a principal supplier for more of our Broadline distribution customers and to increase sales per delivery to those customers. We believe that a higher penetration of our existing Broadline customers and markets will allow us to strengthen our relationships with our current customers and to realize economies of scale driven by greater utilization of our existing distribution infrastructure.

We believe that we can increase our penetration of the Broadline customer base through focused sales efforts that leverage our distribution infrastructure, quality products and value-added services. Value-added services include providing assistance to foodservice customers in managing their inventories, planning menus and controlling costs through, among other means, increased computer communications and more efficient deliveries. We also believe that the typical Broadline customer in our markets uses one or two principal suppliers for the majority of its foodservice needs, but also relies upon a limited number of secondary Broadline suppliers and specialty food suppliers. We believe those customers within our existing markets for which we are not the principal supplier represent an additional market opportunity for us.

Increase sales to street customers. Within our Broadline segment, we are focusing on increasing sales to street customers, which typically utilize more of our proprietary brands and value-added services. Sales to these customers generate higher operating margins than sales to our chain customers. We are focusing on increasing our penetration of the street customer base by leveraging our broad range of products and value-added services and by continuing to invest in enhancing the quality of our sales force through improvements in our hiring and training efforts and in our utilization of technology. Our training program and sales compensation system are designed to encourage our sales force to grow sales to new and existing street customers.

Increase sales of proprietary brands. We seek to increase sales of our proprietary brands, which typically generate higher margins than national brands. We believe that our proprietary brands, which include AFFLAB, Brilliance, Empire's Treasure, First Mark, Gourmet Table, Heritage Ovens, PFG Custom Cuts, Raffinato, Village Garden and West Creek, offer customers greater value than national brands and typically have a lower cost than national brands. We also seek to increase our sales of proprietary brands through our sales force training program and sales compensation system.

Grow our Customized segment with existing and selected new customers. We seek to strengthen our existing Customized distribution relationships by continuing to provide on-time delivery; complete orders; perishable food handling expertise; clean, safe facilities and equipment; and electronic data transfers of restaurant orders, inventory information and invoices. A key initiative is expanding existing and building additional distribution centers to provide capacity for new customers and to reduce the miles driven to service existing customers. We seek to selectively add new customers within the Customized distribution segment. We believe potential customers include new or growing restaurant chains that have yet to establish a relationship with a customized foodservice distributor, as well as customers that are dissatisfied with their existing distributor relationships and large chains that have traditionally relied on in-house distribution networks.

Expand our leadership position in fresh-cut produce. We intend to continue to expand our national presence in our Fresh-cut segment by introducing innovative products, leveraging our core products and building our customer base by capitalizing on our expertise in food safety and preservation. We are testing additional new produce offerings as part of our ongoing efforts to develop innovative new products. These include a fresh-cut fruit product line, Real! Fresh! Fruit!™ marketed under the Fresh Express® label.

We believe that we can increase sales in this segment through continued cross-selling of our products. We believe that packaged, pre-cut salads represent a significant business opportunity for foodservice operators, as they can provide a cost-effective alternative compared to salads prepared by the operators' own employees, while providing a product with a longer shelf life. We will also continue to leverage Fresh Express' well-established brand name and existing relationships with major food retailers to increase the sales of fresh produce offerings to foodservice operators.

Improve operating efficiencies through systems and technology. We seek to continually increase our operating efficiencies by investing in training and technology-related initiatives to provide increased productivity. These productivity-related initiatives include our Foodstar® software, which allows our customers to electronically place orders. Our other initiatives include an automated warehouse management system that uses barcode scanning for inventory put-away and selection; computerized truck routing systems; and participation in the eFS Network, an electronic foodservice supply chain network that allows for purchase order placement, advanced shipping notices and electronic invoicing. In addition, we have an Internet-based ordering system that provides customers real-time access to product information, inventory levels and their purchasing histories. We also have implemented a centralized inbound logistics system that optimizes consolidated deliveries from our suppliers.

Additionally, we seek to maintain our price competitiveness in Broadline by investing in technology aimed at enhancing our purchasing leverage. We are currently implementing a program to standardize product descriptions and codes across our Broadline information systems, which will allow us to enhance coordination of our buying and marketing activities. In addition, we are continuing to invest in other technologies to provide our sales force with better information to assist our Broadline customers and to grow sales.

Actively pursue strategic acquisitions. Since our founding, we have supplemented our internal growth through selective, strategic acquisitions. We believe that the consolidation trends in the foodservice distribution industry will continue to present acquisition opportunities for us, and we intend to target acquisitions both in geographic markets that we already serve, which we refer to as fold-in acquisitions, as well as in new markets. We believe that fold-in acquisitions can allow us to increase the efficiency of our operations by leveraging our fixed costs and driving more sales through our existing facilities. Acquisitions in new markets expand our geographic reach into markets we do not currently serve and can allow us to leverage fixed costs.

Customers and Marketing

We believe that a foodservice customer selects a distributor based on timely and accurate delivery of orders, consistent product quality, value-added services and price. In addition, we believe that some of our larger street and chain customers gain operational efficiencies by dealing with one, or a limited number of, foodservice distributors.

Foodservice distribution. In our foodservice distribution business, we have two closely related business segments - Broadline and Customized. Our Broadline segment primarily services two types of customers - street customers and chain customers. Our Customized segment distributes to family and casual dining chain customers.

Street Customers. Our Broadline segment services our street customers, which include independent restaurants, hotels, cafeterias, schools, healthcare facilities and other institutional customers. We seek to increase our sales to street customers because, despite the generally higher selling and delivery costs that we incur in servicing these customers, street customers typically utilize more of our proprietary brands and value-added services. Sales to street customers are typically at higher price points than sales to chain customers, due to the higher costs involved in those sales. As of December 28, 2002, our Broadline segment supported sales to street customers with approximately 800 sales and marketing representatives and product specialists. Our sales representatives service customers in person, by telephone and through the Internet, accepting and processing orders, reviewing account balances, disseminating new product information and providing business assistance and advice where appropriate. Sales representatives are generally compensated through a combination of salary and commission based on factors relating to profitability and collections. These representatives typically use laptop computers to assist customers by entering orders, checking product availability and pricing and developing menu-planning ideas on a real-time basis.

Chain Customers. Both our Broadline and Customized segments service chain customers. Our principal chain customers generally are franchisees or corporate-owned units of family and casual dining and quick-service restaurants. Our Broadline segment customers include over 3,600 Burger King, Church's, KFC, Popeye's, Subway and Zaxby's quick-service restaurants. Our Customized segment customers include family and casual dining restaurant concepts, such as Cracker Barrel, Outback Steakhouse, Ruby Tuesday and TGI Friday's. Our sales programs to chain customers are tailored to the individual customer and include a more specialized product offering than the sales programs to our street customers. Sales to chain customers are typically high volume, low gross margin sales, which require fewer, but larger deliveries than those to street customers. These programs offer operational and cost efficiencies for both the customer and us, which can help compensate for the lower gross margins. Dedicated account representatives who are responsible for ensuring that customers' orders are properly entered and filled support our chain customers. In addition, more senior members of management assist in identifying potential new chain customers and managing long-term account relationships. Two of our chain customers, Outback Steakhouse and Cracker Barrel, account for a significant portion of our consolidated net sales. Net sales to Outback Steakhouse accounted for 12%, 15% and 16% of our consolidated net sales for 2002, 2001 and 2000, respectively. Net sales to Cracker Barrel accounted for 11%, 14% and 16% of our consolidated net sales for 2002, 2001 and 2000, respectively. No other chain customer accounted for more than 4%, 5% or 5% of our consolidated net sales in 2002, 2001 and 2000, respectively.

Fresh-cut produce. In our Fresh-cut segment, we service two customer types - retail customers and foodservice customers.

Retail customers. Our Fresh-cut segment provides packaged, ready-to-eat salads to both national and regional food retailers, including approximately 15,400 Albertson's, Food Lion, Kroger, Safeway and Wal-Mart stores. Our retail packaged salad business is supported by a dedicated sales and marketing organization that has regional business managers who are responsible for sales to retail grocery accounts within their geographic regions. Sales managers work with a network of brokers across the country to sell our products, gain business with new retail accounts and introduce new products to existing retail accounts. We also have business development managers to focus on specific geographic areas or retail accounts. Brokers are responsible for store-level selling and merchandising activities on our behalf. We have a marketing department that focuses primarily on packaged products and assists the sales department in the development of account-specific sales promotion plans. This department is also responsible for market, product line and customer profitability analysis.

Foodservice customers. Our Fresh-cut segment also provides fresh-cut products, such as lettuce, tomatoes, spinach, cabbage, broccoli, cauliflower, onions, and peppers to foodservice distributors, including McLane Foodservice, Inc., and to other foodservice distributors who resell these products to foodservice operators, including over 17,000 Burger King, KFC, McDonald's, Pizza Hut, Subway and Taco Bell locations. Our customer sales representatives and account managers service our foodservice customers.

Products and Services

We distribute more than 61,000 national and proprietary brand food and non-food products to over 46,000 customers. These products include a broad selection of "center-of-the-plate" entrees, fresh-cut produce, canned and dry groceries, frozen foods, refrigerated and dairy products, paper products and cleaning supplies, other produce, restaurant equipment and other supplies. We also provide our customers with other value-added services in the normal course of providing full-service distributor services.

Proprietary brands. We offer customers an extensive line of products under various proprietary brands such as AFFLAB, Brilliance, Empire's Treasure, First Mark, Gourmet Table, Heritage Ovens, Pocahontas, Raffinato, Village Garden and West Creek. The Pocahontas brand name has been recognized in the food industry for over 100 years. Products offered under our various proprietary brands include canned and dry groceries, tabletop sauces, protein items, baked goods, shortenings and oils, among others. Our proprietary brands enable us to offer customers an alternative to comparable national brands across a wide range of products and price points. For example, the Raffinato brand consists of a line of premium pastas, cheeses, tomato products, sauces and oils tailored for the Italian foods market, while our Empire's Treasure brand consists of high quality seafood. We seek to increase the sales of our proprietary brands, as they typically have higher margins than comparable national brand products. We also believe that sales of our proprietary brands can help to promote customer loyalty.

National brands. We offer our customers a broad selection of national brand products. We believe that these brands are attractive to chain accounts and other customers seeking recognized national brands throughout their operations. We believe that distributing national brands has strengthened our relationship with many national suppliers that provide us with important sales and marketing support. These sales complement sales of our proprietary brand products.

Fresh-cut produce. We believe that the ability to provide quality products with an acceptable shelf life is key to the success of our fresh-cut produce business. We distribute over 30 varieties of packaged, ready-to-eat salads and fresh-cut produce under the Fresh Express ® label to retailers, sold under three product lines: Garden Salads, World Blends and Specialty Kits. Garden Salads include traditional iceberg and romaine garden salads and coleslaw. World Blends contain a combination of more exotic, darker leaf lettuces and vegetables and sell at higher price points and profit margins than Garden Salads. Specialty Kits contain ready-to-eat salads along with other items such as croutons, salad dressings or cheese and crackers. We are testing additional new produce offerings as part of our ongoing efforts to develop innovative new products. These include a fresh-cut fruit product line, Real! Fresh! Fruit!™ In addition, we offer fresh-cut produce, such as pre-cut lettuce, onions, green peppers, coleslaw and diced, sliced and bulk tomatoes that we market under our Redi-Cut label. As quick-service restaurants seek to increase their profitability by reducing reliance on labor-intensive tasks conducted on-site, we believe that there is an opportunity for us to capture market share by introducing innovative products.

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

Value-added services. As part of developing and strengthening our customer relationships, we provide some of our customers with other value-added services including assistance in managing inventories, planning menus and improving efficiency. As described below, we also provide procurement and merchandising services to approximately 270 independent foodservice distributor facilities and approximately 140 independent paper and janitorial supply distributors, as well as to our own distribution network. These procurement and merchandising services include negotiating vendor supply agreements and providing quality assurance related to our proprietary and national brand products.

The following table sets forth the percentage of our consolidated net sales by product and service category in 2002:

Percentage of Net Sales For 2002

Center-of-the-plate...............................................................................................................	30%
Fresh-cut produce.................................................................................................................	17
Canned and dry groceries.....................................................................................................	17
Frozen foods.........................................................................................................................	13
Refrigerated and dairy products............................................................................................	9
Paper products and cleaning supplies...................................................................................	6
Other produce.......................................................................................................................	6
Equipment and supplies........................................................................................................	1
Procurement, merchandising and other services...................................................................	1
Total.....................................................................................................................................	100%

Information Systems

In our Broadline segment, 13 of our 19 distribution operations currently manage the ordering, receiving, warehousing and delivery of products through our Foodstar® software, which allows our customers to electronically place orders with us and permits us to record sales, billing and inventory information. This software also assists in the timely and accurate financial reporting by our subsidiaries to our corporate headquarters. Software development and maintenance on this platform is managed on a centralized basis by our corporate information technology staff. This platform has been enhanced to provide standardized product identifiers to facilitate leveraging our purchasing volume across our distribution network. In addition, we continue to enhance our warehouse management system that uses barcode scanning to track products within our distribution centers. This technology is intended to enhance productivity by reducing errors in inventory put-away and selection. Our warehouse management system also tracks employee productivity, driving overall warehouse efficiencies. All of our distribution locations utilize truck routing software to optimize the distribution routes traveled by our trucks in order to reduce excess mileage and improve the timeliness of customer deliveries. For inbound freight, we have implemented a centralized inbound logistics system that optimizes consolidated deliveries from our suppliers. Lastly, we continue to have success with our Internet-based ordering system that allows customers to have real-time access to product information, inventory levels and their purchasing histories.

In our Customized segment, we use a similar software platform managed and located at our Customized headquarters in Lebanon, Tennessee. This software has been tailored to manage large national accounts, multiple warehouses and centralized purchasing, payables and receivables. The accounts receivable module of this software automatically applies payment details received from customers electronically, enabling the efficient processing of large volumes of transactions. Our Customized segment utilizes a nationally recognized purchasing system for product procurement. This segment also has a warehouse management system that utilizes barcode technology to improve receiving, inventory put-away, tracking and replenishment. This software also enables rotation of perishable products using wireless technology to facilitate computer-directed product retrieval. Our Customized segment also uses a truck routing system that determines the most efficient method of delivery for our nationwide delivery system.

Most of our Customized segment customers utilize our Internet-based ordering system, PFG Connection, to place orders, make product inquiries and view purchase histories. A real-time customer order processing system allows our customers and our customer service representatives to review and correct orders online. This software has allowed our customers to reduce costs through improved order accuracy.

In both Broadline and Customized segments, we have established a relationship with the eFS Network, an electronic supply chain network designed specifically for the foodservice industry. By utilizing the eFS Network, we are now able to communicate more effectively and efficiently with certain suppliers that also participate in eFS. eFS allows for purchase order placement, advanced shipping notice and electronic invoicing. All Customized and five Broadline locations are utilizing eFS.

Our Fresh-cut segment manages its manufacturing, distribution, accounting, customer service and information technology from Salinas, California. During 2002, we implemented enterprise resource planning software that was being used at only the Fresh Express locations and is now being used at all our Fresh-cut locations. This software allows each of our Fresh-cut operations to execute various components of its manufacturing supply chain including customer orders, scheduling, receiving, production and distribution. It also serves as a platform for the raw product supply chain, including purchasing, receiving, cooling and distribution of produce items to the manufacturing plants. Fresh-cut's systems also manage product quality and food safety standards across all growing and production operations. Additionally, supply-chain software is used at each of the manufacturing plants and raw product operations centers for daily truck routing and trailer cube utilization, providing efficient, timely deliveries to customers.

At our corporate headquarters, we have implemented a financial systems suite. This suite includes general ledger, accounts payable and fixed asset modules. In addition, we have implemented software for financial consolidations. In the human resources area, we have implemented a human resources suite, including human capital management, benefits and payroll modules in our Corporate and Broadline segments.

Suppliers and Purchasing

Our Broadline and Customized segments obtain products from independent suppliers, food brokers and merchandisers. Independent suppliers include large national and regional food manufacturers and consumer products companies, meatpackers and produce shippers. We seek to enhance our purchasing power through volume purchasing. Although each of our subsidiaries generally is responsible for placing its own orders and can select the products that appeal to its own customers, we encourage each subsidiary to participate in company-wide purchasing programs, which enable it to take advantage of our consolidated purchasing power. We were not dependent on a single source for any significant item and no third-party supplier represented more than 5% of our total product purchases during 2002.

Our wholly owned subsidiary, Pocahontas, selects foodservice products for our Brilliance, Colonial Tradition, Gourmet Table, Healthy USA, Pocahontas, Premium Recipe and Raffinato brands and markets these brands, as well as nationally-branded foodservice products, through our own distribution operations and to approximately 270 independent foodservice distributor facilities nationwide. For our services, we receive marketing fees paid by suppliers. More than 15,000 of the products sold through Pocahontas are sold under our proprietary brands. Approximately 500 suppliers, located throughout the United States, supply products through the Pocahontas distribution network. Because Pocahontas negotiates purchase agreements on behalf of its independent distributors as a group, the distributors that utilize the Pocahontas procurement and merchandising group can enhance their purchasing power.

Our Fresh-cut segment purchases produce from growers in various locations. Our Fresh-cut segment often enters into contracts to purchase raw materials to help reduce supply risk and manage exposure to fluctuations in costs. The Fresh-cut segment also works with suppliers to develop innovative, quality-enhancing and cost-effective production techniques. These techniques include removing the core of the lettuce in the field, which reduces transportation costs, production costs and processing time; development of proprietary seed varieties, which are intended to produce superior raw product quality; and the development of larger crop beds to increase yield.

Operations

Our subsidiaries have substantial autonomy in their operations, subject to overall corporate management controls and guidance. Our corporate management provides centralized direction in the areas of strategic planning, general and financial management, human resources and information systems strategy and development. Although individual marketing efforts are undertaken at the subsidiary level, our name recognition in the foodservice business is based on both the trade names of our individual subsidiaries and the Performance Food Group name. Each subsidiary has primary responsibility for its own human resources, governmental compliance programs, accounting, billing and collections. Financial information reported by our subsidiaries is consolidated and reviewed by our corporate management.

Distribution operations are conducted out of 19 Broadline and seven Customized distribution centers. Our Broadline distribution centers are located in Arkansas, Florida, Georgia, Illinois, Louisiana, Maine, Maryland, Massachusetts, Mississippi, Missouri, Tennessee, Texas and Virginia. Our Broadline customers are generally located no more than 250 miles from our Broadline distribution facilities. Our Customized distribution centers are located in California, Florida, Maryland, New Jersey, South Carolina, Tennessee and Texas. Our seven Customized distribution facilities distribute to customer locations nationwide and internationally. For all of our distribution operations, customer orders are assembled in our distribution facilities and then sorted, placed on pallets, and loaded onto trucks and trailers in delivery sequence. Deliveries covering long distances are made in large tractor-trailers that we generally lease. Deliveries within shorter distances are made in trucks that we either own or lease. We service some of our larger chain customers using dedicated trucks due to the relatively large and consistent deliveries and the geographic distribution of these customers. We use a computer system to design efficient route sequences for the delivery of our products.

Fresh-cut produce operations are conducted out of eight Fresh-cut processing/distribution plants, located in California, Georgia, Illinois, Missouri, Pennsylvania and Texas. Once harvested, produce is typically shipped by temperature-controlled trucks to one of our facilities where it is inspected, processed, packaged and boxed for shipment. Orders for packaged, ready-to-eat salads and other fresh-cut produce are generally shipped within 24 hours from the time of processing. We make deliveries in temperature-controlled trucks that we own, lease or contract for hire.

The following table summarizes certain information for our principal operating divisions:

Name of Subsidiary/Division	Principal Region(s)	Location of Facilities	Approx. Number of Customer Locations Currently Served	Major Customers

Broadline Distribution:

AFFLINK	Nationwide	Tuscaloosa, AL	140	Independent paper distributors

Empire Seafood	Florida	Miami, FL	1,300	Cruise lines and restaurants

Middendorf Meat	St. Louis, Missouri and surrounding areas	St. Louis, MO	2,800	Restaurants, clubs, hotels and other foodservice facilities

PFG - AFI Foodservice	New Jersey and New York City metropolitan area	Elizabeth, NJ	2,600	Restaurants, healthcare facilities and schools

PFG - Caro Foods	South	Houma, LA	2,000	Church's, Copeland's, Popeye's, Wendy's and other restaurants, healthcare facilities and schools

PFG - Carroll County Foods	Baltimore, MD and Washington, DC area	New Windsor, MD	1,300	Restaurants, healthcare facilities and schools

PFG - Florida	Florida	Tampa, FL	1,700	Restaurants, healthcare facilities and schools

PFG - Hale	Kentucky, Tennessee and Virginia	Morristown, TN	1,400	Restaurants, healthcare facilities and schools

PFG - Lester	South	Lebanon, TN	3,700	Wendy's and other restaurants, healthcare facilities and schools

PFG - Milton's	South and Southeast	Atlanta, GA	4,500	Copeland's, Subway, Zaxby's and other restaurants, healthcare facilities and schools

PFG - NorthCenter	Maine, Massachusetts and New Hampshire	Augusta, ME	2,000	Restaurants, healthcare facilities and schools

PFG - Powell	Alabama, Florida and Georgia	Thomasville, GA	1,300	Restaurants, healthcare facilities and schools

PFG - Springfield	New England and portions of New York State	Springfield, MA	2,900	Restaurants, healthcare facilities and schools

PFG - Temple	South and Southwest	Temple, TX	4,800	Church's, Dairy Queen, KFC, Popeye's, Subway and other restaurants, healthcare facilities and schools

PFG - Victoria	South and Southwest	Victoria, TX	1,800	Burger King, Subway and other restaurants, healthcare facilities and schools

PFG -Virginia Foodservice Group	Virginia	Richmond, VA	1,600	Copeland's, Texas Steakhouse and other restaurants and healthcare facilities

Pocahontas Foods USA	Nationwide	Richmond, VA	270	Independent foodservice distributors and vendors

Name of Subsidiary/Division	Principal Region(s)	Location of Facilities	Approx. Number of Customer Locations Currently Served	Major Customers

Quality-PFG	Arkansas, Louisiana Mississippi, Missouri, Oklahoma, Tennessee, Texas	Little Rock, AR Batesville, MS Magee, MS	6,700	Subway and other restaurants, healthcare facilities and schools

Thoms-Proestler Company	Chicago metropolitan area and other portions of Illinois, Indiana, Iowa and Wisconsin	Rock Island, IL	3,500	Popeye's and other restaurants, healthcare facilities and schools

PFG Customized Distribution	Nationwide	Bakersfield, CA Elkton, MD Fort Mill, SC Gainesville, FL Lebanon, TN McKinney, TX Westampton, NJ	2,500	Cracker Barrel, Outback Steakhouse, Ruby Tuesday, TGI Friday's and other multi-unit restaurants

Fresh-cut	Nationwide	Atlanta, GA Carrollton, GA Chicago, IL Franklin Park, IL Grand Prairie, TX Greencastle, PA Kansas City, MO Salinas, CA	32,400

Approximately 15,400 food retail locations, including Albertson's, Food Lion, Kroger, Safeway and Wal-Mart. Distributors who resell our products primarily to over 17,000 chain restaurant locations, including Burger King, KFC, McDonald's, Pizza Hut, Subway, Taco Bell and other foodservice and retail customers

Competition

The foodservice distribution industry is highly competitive. We compete with numerous smaller distributors on a local level, as well as with a limited number of national foodservice distributors. Some of these distributors have substantially greater financial and other resources than we do. Bidding for contracts or arrangements with customers, particularly chain and other large customers, is highly competitive and distributors may market their services to a particular customer over a long period of time before they are invited to bid. We believe that most purchasing decisions in the foodservice business are based on the distributor's ability to completely and accurately fill orders and provide timely deliveries, on the quality of the product and on price. In the Fresh-cut segment of our business, we compete with a variety of branded and private label competitors in the packaged, ready-to-eat salad market. The competitors in this market include Dole Food Company and several regional and local processors. Fresh-cut's competition in the foodservice area comes mainly from national, regional and local processors, and we encounter intense competition from national and large regional processors when selling produce to chain restaurants.

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

The Federal Produce and Agricultural Commodities Act, which specifies standards for the sale, shipment, inspection and rejection of agricultural products, governs our relationships with our fresh food suppliers with respect to the grading and commercial acceptance of product shipments. We are also subject to regulation by state authorities for the accuracy of our weighing and measuring devices.

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

Intellectual Property

Except for the Fresh Express®, Pocahontas®, Redi-Cut™ and TECHTROL® trade names, we do not own or have the right to use any patent, trademark, trade name, license, franchise or concession, the loss of which would have a material adverse effect on our results of operations or financial condition.

We have patents covering a number of our proprietary technologies, including atmospheres used in packaging our salads, atmospheres protecting products from decomposing and methods of maintaining produce products. These patents expire at various times from 2003 through 2020, including renewals. No material or significant patents expired in 2002 or will be expiring prior to 2006. In connection with some of our other fresh-cut produce processing, we rely heavily on certain proprietary machinery and processes that are used to prepare some of our products. Although we believe that the cost and complexity of our machinery has been and will continue to be a barrier to entry to other potential competitors in the Fresh-cut segment, we have not protected that machinery or those other processes through patents or other methods. As a result, some of our existing or potential competitors could develop similar machinery or processes. If this occurred, it could substantially increase competition in the Fresh-cut segment, thereby reducing prices and materially adversely affecting our results of operations in this segment.

Employees

As of December 28, 2002, we had approximately 10,200 full-time employees, including approximately 3,000 in management, administration, marketing and sales and the remainder in operations. As of December 28, 2002, union or collective bargaining units represented 1,653 of our employees. We have entered into six collective bargaining and similar agreements with respect to our unionized employees. Agreements with respect to 23, 114, 23, 392, 1,003 and 98 of our union employees expire in November 2003, December 2003, December 2003, October 2005, December 2005 and June 2006, respectively. We consider our employee relations to be satisfactory.

Executive Officers

The following table sets forth certain information concerning our executive officers as of December 28, 2002:

Name	Age	Position
Robert C. Sledd.....................................	50	Chairman of the Board
C. Michael Gray....................................	52	President, Chief Executive Officer and Director
Roger L. Boeve......................................	64	Executive Vice President and Chief Financial Officer
Thomas Hoffman...................................	63	Senior Vice President, Chief Executive Officer - Customized Division
G. Thomas Lovelace, Jr.........................	49	Senior Vice President, Chief Executive Officer - Fresh-cut Division
Steven Spinner.......................................	42	Senior Vice President, Chief Executive Officer - Broadline Division
John D. Austin.......................................	41	Vice President - Finance and Secretary
J. Keith Middleton.................................	36	Controller

Robert C. Sledd has served as Chairman of the Board of Directors since February 1995 and has served as a director of Performance Food Group since 1987. From 1987 to August 2001, Mr. Sledd served as Chief Executive Officer of Performance Food Group. Mr. Sledd served as President of Performance Food Group from 1987 to February 1995. Mr. Sledd served as a director of Taylor & Sledd Industries, Inc., a predecessor of Performance Food Group, since 1974, and served as President and Chief Executive Officer of that company from 1984 to 1987. Mr. Sledd also serves as a director of SCP Pool Corporation, a supplier of swimming pool supplies and related products.

C. Michael Gray has served as President of Performance Food Group since February 1995, as Chief Executive Officer since August 2001, and as a director of Performance Food Group since 1992. Mr. Gray served as Chief Operating Officer of Performance Food Group from February 1995 to August 2001. Mr. Gray served as President of Pocahontas Foods USA, Inc., a wholly owned subsidiary of Performance Food Group, from 1981 to 1995. Mr. Gray was Marketing Manager and Vice President of Marketing for Pocahontas from 1975 to 1981. Prior to joining Pocahontas, Mr. Gray was employed by Kroger Company.

Roger L. Boeve has served as Executive Vice President and Chief Financial Officer of Performance Food Group since 1988. Prior to that date, Mr. Boeve served as Executive Vice President and Chief Financial Officer for The Murray Ohio Manufacturing Company and as Corporate Vice President and Treasurer for Bausch and Lomb. Mr. Boeve is a certified public accountant.

Thomas Hoffman has served as Senior Vice President of Performance Food Group and Chief Executive Officer -Customized Division since February 1995. Mr. Hoffman served as President of Kenneth O. Lester Company, Inc., a wholly owned subsidiary of Performance Food Group from December 1989 until September 2002. Prior to joining Performance Food Group, Mr. Hoffman served in executive capacities at Booth Fisheries Corporation, a subsidiary of Sara Lee Corporation, as well as C.F.S. Continental, Miami and International Foodservice, Miami, two foodservice distributors.

G. Thomas Lovelace, Jr. has served as Senior Vice President of Performance Food Group since February 2002 and as Chief Executive Officer - Fresh-cut Division, since May 1996. Mr. Lovelace served as Vice President of Performance Food Group from February 2001 to February 2002. From July 1995 to April 1996, Mr. Lovelace was the President of Fresh-cut's West Coast Operations. Prior to joining Performance Food Group in July 1995, Mr. Lovelace spent nine years with Coronet Foods, a multi-national fresh-cut processor, and sixteen years with McDonald's Corporation.

Steven Spinner has served as Senior Vice President of Performance Food Group and Chief Executive Officer - Broadline Division since February 2002, and served as Broadline Division President of Performance Food Group from August 2001 to February 2002. Mr. Spinner served as Broadline Regional President of Performance Food Group from October 2000 to August 2001, and served as President of AFI Foodservice Distributors, Inc., a wholly owned subsidiary of Performance Food Group, from October 1997 to October 2000. From 1989 to October 1997, Mr. Spinner served as Vice President of AFI.

John D. Austin has served as Vice President-Finance since January 2001 and as Secretary of Performance Food Group since March 2000. Mr. Austin served as Corporate Treasurer from 1998 to January 2001. Mr. Austin served as Corporate Controller of Performance Food Group from 1995 to 1998. From 1991 to 1995, Mr. Austin was Assistant Controller for General Medical Corporation, a distributor of medical supplies. Prior to that, Mr. Austin was an accountant with Deloitte & Touche LLP. Mr. Austin is a certified public accountant.

J. Keith Middleton has served as Controller of Performance Food Group since June 2002. From March 2000 to May 2002, Mr. Middleton was General Ledger Manager with Perdue Farms Incorporated. Mr. Middleton was employed as an accountant with Trice Geary & Myers LLC from July 1998 through February 2000. Prior to that, Mr. Middleton was an accountant at Arthur Andersen LLP from May 1988 to June 1998. Mr. Middleton is a certified public accountant.

Forward-Looking Statements

This Form 10-K and the documents incorporated by reference herein contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements, which are based on assumptions and estimates and describe our future plans, strategies and expectations, are generally identifiable by the use of the words "anticipate," "will," "believe," "estimate," "expect," "intend," "seek," "should" or similar expressions. These forward-looking statements may address, among other things, our anticipated earnings, capital expenditures, contributions to our net sales by acquired companies, sales momentum, customer and product sales mix, expected efficiencies in our business and our ability to realize expected synergies from acquisitions. These forward-looking statements are subject to risks, uncertainties and assumptions. Important factors that could cause actual results to differ materially from the forward-looking statements we make or incorporate by reference in this Form 10-K are described under "Risk Factors" and in the documents incorporated by reference herein.

If one or more of these risks or uncertainties materialize, or if any underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from future results, performance or achievements expressed or implied by these forward-looking statements. All forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this section. We undertake no obligation to publicly update or revise any forward-looking statements to reflect future events or developments.

Risk Factors

Foodservice distribution is a low-margin business and may be sensitive to economic conditions. We operate in the foodservice distribution industry, which is characterized by a high volume of sales with relatively low profit margins. A significant portion of our sales is at prices that are based on product cost plus a percentage markup. As a result, our results of operations may be negatively impacted when the price of food goes down, even though our percentage markup may remain constant. The foodservice industry may also be sensitive to national and regional economic conditions, and the demand for our foodservice products has been adversely affected from time to time by economic downturns. In addition, our operating results are particularly sensitive to, and may be materially adversely impacted by, difficulties with the collectibility of accounts receivable, inventory control, price pressures, severe weather conditions and increases in wages or other labor costs, energy costs and fuel or other transportation-related costs. One or more of these events could adversely affect our future operating results. We have experienced losses due to the uncollectibility of accounts receivable in the past and could experience such losses in the future. In addition, although we have sought to limit the impact of the recent increases in fuel prices by imposing fuel surcharges on customers, increases in fuel prices may adversely affect our results of operations.

We rely on major customers. We derive a substantial portion of our net sales from customers within the restaurant industry, particularly certain chain customers. Net sales to Outback Steakhouse accounted for 12% and 15% of our consolidated net sales in 2002 and 2001, respectively. Net sales to Cracker Barrel accounted for 11% and 14% of our consolidated net sales in 2002 and 2001, respectively. Sales to these customers by our Customized segment generally have lower operating margins than sales to customers in other areas of our business. We have agreements with certain of our customers to purchase specified amounts of goods from us and the prices paid by them may depend on the actual level of their purchases. These agreements may be terminated by the customer with an agreed-upon notice to us. Therefore, we cannot guarantee the level of future purchases by our customers. A material decrease in sales to any of our major customers or the loss of any of our major customers would have a material adverse impact on our operating results. In addition, to the extent we add new customers, whether following the loss of existing customers or otherwise, we may incur substantial start-up expenses in initiating services to new customers. Also, certain of our customers have from time to time experienced bankruptcy, insolvency, and/or an inability to pay debts to us as they come due, and similar events in the future could have a material adverse impact on our operating results.

Our growth is dependent on our ability to complete acquisitions and integrate operations of acquired businesses. A significant portion of our historical growth has been achieved through acquisitions of other businesses, and our growth strategy includes additional acquisitions. We may not be able to make acquisitions in the future and any acquisitions we do make may not be successful. Furthermore, future acquisitions may have a material adverse effect upon our operating results, particularly in periods immediately following the consummation of those transactions while the operations of the acquired businesses are being integrated into our operations.

We make acquisitions with the expectation that these acquisitions will benefit us. Achieving these benefits depends on the timely, efficient and successful execution of a number of post-acquisition events, including integrating the business of the acquired company into our purchasing programs, distribution network, marketing programs and reporting and information systems. In general, we may not be able to successfully integrate the acquired company's operations or personnel or realize the anticipated benefits of the acquisition. Our ability to integrate acquisitions may be adversely affected by many factors, including the relatively large size of a business and the allocation of our limited management resources among various integration efforts.

In connection with the acquisitions of businesses in the future, we may decide to consolidate the operations of any acquired business with our existing operations or make other changes with respect to the acquired business, which could result in special charges or other expenses. Our results of operations also may be adversely affected by expenses we incur in making acquisitions, by amortization of acquisition-related intangible assets with definite lives and by additional depreciation expense attributable to acquired assets. Any of the businesses we acquire may also have liabilities or adverse operating issues, including some that we fail to discover before the acquisition, and our indemnity for such liabilities typically has been limited and may, with respect to future acquisitions, also be limited. Additionally, our ability to make any future acquisitions may depend upon obtaining additional financing. We may not be able to obtain additional financing on acceptable terms or at all. To the extent that we seek to acquire other businesses in exchange for our common stock, fluctuations in our stock price could have a material adverse effect on our ability to complete acquisitions.

Managing our growth may be difficult and our growth rate may decline. We have rapidly expanded our operations since inception. This growth has placed and will continue to place significant demands on our administrative, operational and financial resources, and we may not be able to successfully integrate the operations of acquired businesses with our existing operations, which could have a material adverse effect on our business. This growth may not continue. To the extent that our customer base and our services continue to grow, this growth is also expected to place a significant demand on our managerial, administrative, operational and financial resources. Our future performance and results of operations will depend in part on our ability to successfully implement enhancements to our business management systems and to adapt those systems as necessary to respond to changes in our business. Similarly, our growth has created a need for expansion of our facilities from time to time. As we near maximum utilization of a given facility, operations may be constrained and inefficiencies may be created, which could adversely affect our operating results unless the facility is expanded or volume is shifted to another facility. Conversely, as we add additional facilities or expand existing facilities, excess capacity may be created. Any excess capacity may also create inefficiencies and adversely affect our operating results.

Our debt agreements contain restrictive covenants, and our debt and lease obligations require substantial future payments. At December 28, 2002, we had $372.6 million of outstanding indebtedness, including $201.3 million of 5½% convertible subordinated notes due 2008, referred to as the Convertible Notes, $98.0 million outstanding under our revolving credit facility, referred to as the Credit Facility, and $50.0 million of outstanding 6.77% unsecured senior notes due in 2010, referred to as the Senior Notes. In addition, as of December 28, 2002, we were a party to operating leases requiring $207.0 million in future lease payments, including lease payments under our master operating lease facilities. Accordingly, the total amount of our obligations with respect to indebtedness and leases is substantial. In addition, we could make additional borrowings under our Credit Facility, as needed, in connection with funding our future business needs, including capital expenditures and acquisitions.

Our debt instruments contain financial covenants and other restrictions that limit our operating flexibility, limit our flexibility in planning for and reacting to changes in our business and make us more vulnerable to economic downturns and competitive pressures. Our indebtedness and lease obligations could have significant negative consequences, including:

  increasing our vulnerability to general adverse economic and industry conditions;

  limiting our ability to obtain additional financing;

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

Product liability claims could have an adverse effect on our business. Like any other distributor and processor of food, we face an inherent risk of exposure to product liability claims if the products we sell, or the products sold by companies acquired by us, cause injury or illness. We may be subject to liability, which could be substantial, because of actual or alleged contamination in products sold by us or by companies we have acquired, including products sold by those companies before we acquired them. We have, and the companies we have acquired have had, liability insurance with respect to product liability claims. This insurance may not continue to be available at a reasonable cost or at all, and may not be adequate to cover product liability claims against us or companies we have acquired. We generally seek contractual indemnification from resellers of our product, but any such indemnification is limited, as a practical matter, to the creditworthiness of the indemnifying party. If we or any of our acquired companies do not have adequate insurance or contractual indemnification available, product liability claims and costs associated with product recalls, including a loss of business, could have a material adverse effect on our business, operating results and financial condition.

Competition in our industry is intense, and we may not be able to compete successfully. The foodservice distribution industry is highly competitive. We compete with numerous smaller distributors on a local level, as well as with a limited number of national foodservice distributors. Some of these distributors have substantially greater financial and other resources than we do. Bidding for contracts or arrangements with customers, particularly chain and other large customers, is highly competitive and distributors may market their services to a particular customer over a long period of time before they are invited to bid. We believe that most purchasing decisions in the foodservice business are based on the distributor's ability to completely and accurately fill orders, provide timely deliveries, on the quality of the product and on price. In the fresh-cut produce area of our business, competition comes mainly from national, regional and local processors, and we encounter intense competition from national and large regional processors when selling produce to chain restaurants. In the Fresh-cut segment, we also compete with a variety of branded and private label competitors in the packaged, ready-to-eat salad market. The competitors in this market include Dole Food Company and several regional and local processors. Our failure to compete successfully could have a material adverse effect on our business, operating results and financial condition.

Our success depends on our senior management. Our success is largely dependent on the skills, experience and efforts of our senior management. The loss of one or more of our members of senior management could have a material adverse effect upon our business and development. We do not have any employment agreements with or maintain key man life insurance on any of these employees. Additionally, any failure to attract and retain qualified employees in the future could have a material adverse effect on our business.

The market price for our common stock may be volatile. In recent periods, there has been significant volatility in the market price of our common stock. In addition, the market price of our common stock could fluctuate substantially in the future in response to a number of factors, including the following:

  our quarterly operating results or the operating results of other distributors of food and non-food products;

  changes in general conditions in the economy, the financial markets or the food distribution or foodservice industries;

  changes in financial estimates or recommendations by stock market analysts regarding us or our competitors;

  announcements by us or our competitors of significant acquisitions;

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

Our identification of certain accounting errors at one of our subsidiaries may result in legal or other regulatory proceedings that have an adverse effect on us. In March 2002, we announced that we had identified certain accounting errors at one of our Broadline operating subsidiaries, as more fully described in "Management's Discussion and Analysis of Financial Condition and Results of Operations." While no claims have been made to date, it is possible that claims may be brought by shareholders against us in connection with the accounting errors and costs related to the claims, including defense costs, could have an adverse effect on our financial condition or results of operations. In addition, at the time of the announcement of the identification of the accounting errors, we contacted the staff of the Securities and Exchange Commission, or SEC, to inform them of our identification of the errors and of our intention to cooperate with the staff of the SEC with respect to any review or inquiry they may conduct. Since that time, we have provided and continue to provide, updates to the staff of the SEC as well as certain documents and testimony requested by the staff. We have conducted an inquiry into the accounting errors and have taken appropriate remedial actions in connection with the investigation. Although we believe that we have fully cooperated with the SEC, the SEC could bring enforcement or other action against us. The costs associated with an SEC enforcement action or inquiry or an adverse outcome of any such enforcement action or inquiry could have a material adverse effect on our financial condition or results of operations.

Available Information

Our Internet address is: www.pfgc.com. Please note that our website address is provided as an inactive textual reference only. We make available free of charge through our website our Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such documents are electronically filed with the SEC. In addition, our earnings conference calls and presentations to securities analysts are web cast live via our website. Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Form 10-K.

Item 2. Properties.

The following table presents information about our primary real properties and facilities and our operating subsidiaries and divisions. Note 16 to the consolidated financial statements included in this Form 10-K contains information on the costs of these and other operating leases.

	Approx.		Owned/Leased
	Area		(Expiration Date
Location	In Sq. Ft	Operating Segment	if Leased)

AFFLINK Tuscaloosa, AL	45,000	Broadline	Leased (2016)

All Kitchens of America Boise, ID	10,000	Broadline	Leased (2004)

Empire Seafood Miami, FL	66,000	Broadline	Leased (2006)

Foodservice Purchasing Group
Richmond, VA	89,000	Broadline	Leased (2024)

Fresh-cut Atlanta, GA Carrollton, GA Chicago, IL Franklin Park, IL Grand Prairie, TX Greencastle, PA Kansas City, MO Salinas, CA	185,000 105,000 50,000 183,000 105,000 61,000 53,000 307,000	Fresh-cut Fresh-cut Fresh-cut Fresh-cut Fresh-cut Fresh-cut Fresh-cut Fresh-cut	Owned Owned Owned Leased (2006 and 2010) Leased (2024) Owned Owned Owned

Middendorf Meat St. Louis, MO	96,000	Broadline	Owned

PFG - AFI Foodservice Elizabeth, NJ Newark, NJ	160,000 21,000	Broadline Broadline	Leased (2024) Leased (2005)

PFG - Caro Foods Houma, LA	157,000	Broadline	Owned

PFG - Carroll County Foods New Windsor, MD	90,000	Broadline	Leased (2005)

PFG - Customized Distribution
Bakersfield, CA	38,000	Customized	Leased (2003)
Elkton, MD	135,000	Customized	Leased (2005)
Fort Mill, SC	90,000	Customized	Leased (2005)
Gainesville, FL	160,000	Customized	Owned
Lebanon, TN	270,000	Customized	Owned
McKinney, TX	160,000	Customized	Owned
Westampton, NJ	122,000	Customized	Leased (2005)

PFG - Florida Tampa, FL	145,000	Broadline	Owned

PFG - Hale Morristown, TN	100,000	Broadline	Leased (2005)

PFG - Lester Lebanon, TN	160,000	Broadline	Leased (2005)

Location	Approx. Area In Sq. Ft.	Operating Segment	Owned/Leased (Expiration Date if Leased)

PFG - Milton's Atlanta, GA	260,000	Broadline	Owned

PFG - NorthCenter Augusta, ME	145,000	Broadline	Owned

PFG - Powell Thomasville, GA	75,000	Broadline	Owned

PFG - Richmond Richmond, VA	37,000	Corporate	Leased (2005)

PFG - Springfield Springfield, MA	127,000	Broadline	Leased (2004)

PFG - Temple Temple, TX	290,000	Broadline	Leased (2005)

PFG - Victoria Victoria, TX	250,000	Broadline	Owned

PFG - Virginia Foodservice Group Richmond, VA	93,000	Broadline	Leased (2024)

Pocahontas Foods USA Richmond, VA	33,000	Broadline	Leased (2024)

Quality - PFG Batesville, MS Little Rock, AR Magee, MS	183,000 269,000 182,000	Broadline Broadline Broadline	Leased (2015) Leased (2012) Leased (2012)

Thoms-Proestler Company Rock Island, IL	256,000	Broadline	Owned

Item 3. Legal Proceedings

As previously discussed in our 2001 Form 10-K, we announced in March 2002 that we had identified certain accounting errors at one of our Broadline operating subsidiaries, as more fully described in "Management's Discussion and Analysis of Financial Condition and Results of Operations." While no claims have been made to date, it is possible that claims may be brought by shareholders against us in connection with the accounting errors and costs related to the claims, including defense costs, could have an adverse effect on our financial condition or results of operations. In addition, at the time of the announcement of the identification of the accounting errors, we contacted the staff of the Securities and Exchange Commission, or SEC, to inform them of our identification of the errors and of our intention to cooperate with the staff of the SEC with respect to any review or inquiry they may conduct. Since that time, we have provided and continue to provide, updates to the staff of the SEC as well as certain documents and testimony requested by the staff. We have conducted an inquiry into the accounting errors and have taken appropriate remedial actions in connection with the investigation. Although we believe that we have fully cooperated with the SEC, the SEC could bring enforcement or other action against us. The costs associated with an SEC enforcement action or inquiry or an adverse outcome of any such enforcement action or inquiry could have a material adverse effect on our financial condition or results of operations.

From time to time, we are involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not have a material adverse effect on our results of operations or financial condition.

Item 4. Submission of Matters to a Vote of Shareholders

No matters were submitted to a vote of shareholders during the quarter ended December 28, 2002.

PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

Our common stock is quoted on the Nasdaq Stock Market's National Market under the symbol "PFGC." The following table sets forth, on a per share basis, for the fiscal quarters indicated, the high and low bid prices for our common stock as reported on the Nasdaq Stock Market's National Market. The stock prices for the first and second quarters of 2001 set forth below are adjusted to reflect our two-for-one common stock split paid on April 30, 2001.

	2002
	High	Low
First Quarter	$39.21	$26.22
Second Quarter	38.25	32.12
Third Quarter	36.55	29.10
Fourth Quarter	38.62	32.10
For the Year	39.21	26.22

	2001
	High	Low
First Quarter	$26.81	$22.38
Second Quarter	28.48	22.52
Third Quarter	34.90	24.42
Fourth Quarter	36.09	24.85
For the Year	36.09	22.38

As of March 13, 2003, we had approximately 5,300 shareholders of record and approximately 32,300 additional shareholders based on an estimate of individual participants represented by security position listings. We have not declared any cash dividends, and the present policy of our board of directors is to retain all earnings to support operations and to finance our growth.

Item 6. Selected Consolidated Financial Data (1)

(Dollar amounts in thousands, except per share amounts)	2002	2001	2000	1999	1998

STATEMENT OF EARNINGS DATA:
Net sales	$4,438,383	$3,237,248	$2,605,468	$2,055,598	$1,721,316
Cost of goods sold	3,717,445	2,780,128	2,254,394	1,773,632	1,491,079
Gross profit	720,938	457,120	351,074	281,966	230,237
Operating expenses	595,240	381,135	302,176	242,625	198,646
Operating profit	125,698	75,985	48,898	39,341	31,591
Other income (expense):
Interest expense	(18,763)	(8,807)	(6,593)	(5,388)	(4,411)
Loss on sale of undivided interest in receivables	(1,832)	(1,445)	-	-	-
Nonrecurring merger expenses	-	-	-	(3,812)	-
Other, net	1,259	(438)	(66)	1,110	195
Other expense, net	(19,336)	(10,690)	(6,659)	(8,090)	(4,216)
Earnings before income taxes	106,362	65,295	42,239	31,251	27,375
Income tax expense	39,886	24,812	16,051	12,000	9,965
Net earnings	$66,476	$40,483	$26,188	$19,251	$17,410

PER SHARE DATA:
Weighted average common shares outstanding	44,445	37,957	28,336	27,544	26,796
Basic net earnings per common share	$1.50	$1.07	$0.92	$0.70	$0.65
Weighted average common shares and
dilutive potential common shares outstanding	52,047	39,328	29,539	28,437	27,850
Diluted net earnings per common share	$1.42	$1.03	$0.89	$0.68	$0.63
Book value per share	15.79	13.90	10.06	6.71	5.84
Closing price per share	33.73	36.10	25.64	12.19	14.07

BALANCE SHEET AND OTHER DATA:
Working capital (2)	$81,082	$69,755	$95,572	$70,789	$63,280
Property, plant and equipment, net	293,994	247,197	143,142	113,930	93,402
Depreciation and amortization	44,862	31,981	17,877	14,137	11,501
Capital expenditures	57,656	30,136	30,992	26,006	26,663
Total assets	1,617,717	1,277,791	710,271	462,045	387,712
Short-term debt (including current
installments of long-term debt) (3)	2,504	1,879	1,966	703	797
Long-term debt (3)	370,095	270,594	114,492	92,404	74,305
Shareholders' equity	714,869	608,197	357,024	189,344	157,085
Total capital	1,087,468	880,670	473,482	282,451	232,187
Debt-to-capital ratio	34.3%	30.9%	24.6%	33.0%	32.3%
Return on equity (4)	10.1%	9.2%	12.1%	11.1%	11.4%
Price/earnings ratio	23.8	35.0	28.8	18.1	22.5

(1)

Selected consolidated financial data includes the effect of acquisitions from the date of each acquisition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Business Combinations" and the notes to our consolidated financial statements included elsewhere in this Form 10-K for additional information about these acquisitions. As a result of our merger with NorthCenter Foodservice Corporation on February 26, 1999, which we accounted for as a pooling-of-interests, we have restated the consolidated financial statements for years prior to the merger to include the accounts and results of operations of NorthCenter.

(2)

In July 2001, we entered into a $90.0 million receivables purchase facility under which we have sold and in the future intend to sell undivided interests in some of our receivables to a financial institution. These sales have resulted in lower current assets and working capital since July 2001. For additional information on the receivables purchase facility, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and the notes to our consolidated financial statements, included elsewhere in this Form 10-K.

(3)

Short-term and long-term debt does not include our obligations under our $60.0 million master operating lease facilities, which we used to finance the construction or purchase of distribution centers and office buildings. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and the notes to our consolidated financial statements included elsewhere in this Form 10-K for additional information about these facilities.

(4)	Return on equity for 2001 and 2000 has been calculated by adjusting for the impact of the common stock offerings completed in October 2001 and December 2000.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis should be read in conjunction with "Selected Consolidated Financial Data" and our consolidated financial statements and the related notes included elsewhere in this Form 10-K. The following text contains references to years 2003, 2002, 2001 and 2000, which mean our fiscal years ending or ended January 3, 2004, December 28, 2002, December 29, 2001 and December 30, 2000, respectively. We use a 52/53-week fiscal year ending on the Saturday closest to December 31. Consequently, we periodically have a 53-week fiscal year. Our 2002, 2001 and 2000 fiscal years were all 52-week years. Our 2003 fiscal year will be a 53-week year. All share and per-share data has been adjusted to reflect the two-for-one common stock split that we paid on April 30, 2001.

As previously discussed in our 2001 Form 10-K, we announced in March 2002 that we had identified certain accounting errors at one of our operating subsidiaries in our Broadline segment. We found that the principal accounting staff at the subsidiary failed to appropriately reconcile accounting systems designed to track vendor rebate transactions, certain inventory transactions and intercompany transactions with a division of that subsidiary, which resulted in an understatement of costs of goods sold for the subsidiary. We believe that the errors were perpetuated because the accounting staff at the subsidiary made monthly journal entries in the subsidiary's accounting records to produce what appeared to be correct financial statements for the subsidiary, but they failed to properly reconcile the accounting records to supporting detail. The effect of the correction of the errors was included in our 2001 Form 10-K.

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

Introduction

Performance Food Group was founded in 1987 as a result of the combination of various foodservice businesses, and has grown both internally through increased sales to existing and new customers and through acquisitions of existing businesses. We derive our revenue primarily from the sale of food and non-food products to the foodservice, or "food-away-from-home," industry. We also sell pre-cut produce to food retailers. The principal components of our expenses include cost of goods sold, which represents the amounts paid to manufacturers and growers for products sold, and operating expenses, which include primarily labor-related expenses, delivery costs and occupancy expenses related to our facilities. A portion of our growth in net sales during the years discussed below was due to acquisitions. The "Business Combinations" section below summarizes our acquisitions since the beginning of 2000.

According to data compiled by a market research firm, consumer purchases of "food-away-from-home" in the United States currently represent approximately 50% of consumer spending on food purchases and are predicted to represent 51% of total U.S. projected consumer food and beverage spending by 2010, surpassing retail in its share of the consumer food dollar. We believe the trends that are fueling the demand for "food-away-from-home" include the aging "baby boomer" generation. According to industry research, older adults on average spend significantly more dollars on food away from home than younger adults do. Industry research shows that rising incomes and the increase in the number of women working also contribute to the growth in "food away from home." In addition, our Fresh Express® branded products that are sold by retailers are targeting ready-to-eat convenience foods, which we believe is one of the fastest-growing categories for retailers. We believe that, over the last several years, we have experienced significantly greater growth rates than the U.S. foodservice industry as a whole, both through internal growth and through an active acquisition program. While recent weakness in the U.S. economy has impacted our recent levels of internal growth, our strategy is to continue to grow our foodservice business through both internal growth and acquisitions, and to improve our operating profit margin. Over the past decade, we have supplemented our internal growth through selective, strategic acquisitions. We believe that the consolidation trends in the foodservice distribution industry will continue to present acquisition opportunities for us.

Results of Operations

	2002	2001	2000

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	83.8	85.9	86.5
Gross profit	16.2	14.1	13.5
Operating expenses	13.4	11.8	11.6
Operating profit	2.8	2.3	1.9
Other expense, net	0.4	0.3	0.2
Earnings before income taxes	2.4	2.0	1.7
Income tax expense	0.9	0.8	0.7
Net earnings	1.5%	1.2%	1.0%

Springfield Foodservice Ammonia Leak

On July 28, 2002, we discovered an ammonia leak in the refrigeration system at our Springfield Foodservice facility in Massachusetts. Springfield Foodservice resumed limited shipments of non-refrigerated products from the facility within a week of the incident, and resumed shipments of refrigerated and frozen products within two weeks of the incident. Our Broadline facilities based in Maine and New Jersey were able to service certain of the customers normally served by the Springfield Foodservice facility until the facility became fully operational.

Although there were no injuries and the leak was confined to the facility, the leak did cause physical damage at the facility and affected the sales and operating profit of our Broadline segment. We estimate the impact in 2002 related to the ammonia leak at the Springfield Foodservice facility to be approximately $6.6 million before taxes. Cost of goods sold in our Broadline segment included $3.3 million of damaged inventory, net of $1.0 million of insurance coverage. Other costs of $2.1 million were included in operating expenses in our Broadline segment. Operating profit was affected by an additional approximately $1.2 million related to the estimated impact of the interruption on Springfield Foodservice's operations. We are continuing to pursue additional recoveries, if any, which may be available under our insurance policies.

Comparison of 2002 to 2001

Net sales. Net sales increased $1.20 billion, or 37.1%, to $4.44 billion for 2002 from $3.24 billion for 2001. Net sales in our existing operations increased 8.4% over 2001, while acquisitions contributed the remaining 28.7% of our total net sales growth for 2002. Net sales in existing operations exclude the net sales of an acquired business for the first 12 months following the acquisition date of that business. We estimate that food price inflation was nominal in 2002 on a consolidated basis. Sales for the second half of 2001 were impacted by the terrorist attacks of September 11, 2001, while the continued softness in restaurant sales, including quick-service restaurant sales, affected our 2002 sales growth.

Our Broadline segment net sales of $2.20 billion in 2002 represented 49.7% of our consolidated net sales, down from 50.7% of our consolidated net sales in 2001. The decrease as a percentage of our consolidated net sales is due primarily to the acquisition of Fresh International Corp., referred to as Fresh Express, in the fourth quarter of 2001, which is reported in the Fresh-cut segment. Our acquisition of Fresh Express is discussed in further detail in "Business Combinations." Broadline net sales increased $563.1 million, or 34.3%, to $2.20 billion in 2002 from $1.64 billion in 2001. We estimate that our Broadline segment experienced food price inflation of approximately 1% in 2002. Net sales in our existing Broadline operations for 2002 increased 5.3% over 2001. The rate of growth in our sales in existing Broadline operations declined from 2001 primarily as a result of the continued softness in restaurant sales. Broadline sales at our existing operations in 2002 were driven both by increased sales to existing customers and sales to new customers. Acquisitions contributed the remaining 29.0% of our total Broadline sales growth for 2002. Broadline acquisition sales growth was the result of our acquisitions of Empire Seafood Holding Corp. and Empire Imports, Inc., collectively Empire Seafood, in April 2001; Springfield Foodservice Corporation in September 2001; Quality Foods, Inc. in May 2002; and Middendorf Meat Company and Thoms-Proestler Company and TPC Logistics, Inc., collectively Thoms-Proestler, in July 2002. Our acquisitions of Empire Seafood, Springfield Foodservice, Quality Foods, Middendorf and Thoms-Proestler are discussed in "Business Combinations."

Our Customized segment net sales of $1.41 billion in 2002 represented 31.7% of our consolidated net sales, down from 38.2% in 2001. The decrease as a percentage of our consolidated net sales is due primarily to the acquisition of Fresh Express in our Fresh-cut segment and the acquisitions of Thoms-Proestler, Middendorf and Quality Foods in our Broadline segment. Customized net sales increased 14.1% to $1.41 billion in 2002 from $1.24 billion in 2001. This increase in net sales is the result of a new casual dining chain customer, Ruby Tuesday, in the fourth quarter of 2001, the addition of 200 more Ruby Tuesday restaurants in the third quarter of 2002, the addition of 265 TGI Friday's restaurants in the fourth quarter of 2002 and the continued growth in sales to existing customers. We began shipping to some of the additional Ruby Tuesday and TGI Friday's restaurants in the fourth quarter of 2002 and will begin shipping to the remaining restaurants in the first quarter of 2003. We expect these additional Ruby Tuesday and TGI Friday's restaurants to contribute approximately $120 million and $200 million in annual net sales, respectively. In the fourth quarter of 2002, we discontinued our relationship with Avado Brands, Inc., which accounted for $101.4 million, or 2.3%, of our net sales in 2002. We estimate that our Customized segment experienced food product deflation of approximately 2% in 2002.

In 2003, we will begin shipping to 70 Mimi's Café restaurants, which are expected to generate approximately $40 million in annual net sales. In addition, in 2003, we were awarded an additional 103 Ruby Tuesday restaurants in the Midwest, to which we plan to begin shipping in the second quarter of 2003. These Ruby Tuesday locations are expected to generate approximately $50 million in annual net sales.

Our Fresh-cut segment net sales of $824.7 million represented 18.6% of our consolidated net sales, up from 11.1% of our consolidated net sales in 2001. Fresh-cut net sales increased 128.7% to $824.7 million in 2002 from $360.6 million in 2001. Net sales in our existing Fresh-cut operations for 2002 increased 4.9% over 2001, while the acquisition of Fresh Express in the fourth quarter of 2001 contributed the remaining 123.8% of our total Fresh-cut sales growth for 2002. The rate of sales growth in the foodservice portion of our Fresh-cut segment declined from 2001 as a result of slower sales in the quick-service restaurant industry and the loss of sales to independent foodservice distributors, primarily as a result of our acquisition of Fresh Express. The increase in sales in our existing operations for 2002 is due primarily to increased sales of premium lettuce to quick-service restaurants and increased sales of sliced tomatoes to additional locations of existing and new customers. We estimate that our Fresh-cut segment experienced food product inflation of approximately 4% in 2002.

Cost of goods sold. Cost of goods sold increased $937.3 million, or 33.7%, to $3.72 billion in 2002 from $2.78 billion in 2001. As a percentage of net sales, cost of goods sold decreased to 83.8% in 2002 compared to 85.9% in 2001. In 2002, cost of goods sold in our Broadline segment included $3.3 million related to damaged inventory, net of $1.0 million of insurance coverage attributable to the ammonia leak at our Springfield Foodservice facility. The decrease in cost of goods sold as a percentage of net sales is also due to the acquisition of Fresh Express, which typically has had a lower ratio of cost of goods sold to net sales than many of our other operating companies.

Gross profit. Gross profit increased $263.8 million, or 57.7%, to $720.9 million in 2002 from $457.1 million in 2001. Gross profit margin, which we define as gross profit as a percentage of net sales, increased to 16.2% in 2002 compared to 14.1% in 2001. The increase in gross profit margin was due primarily to our acquisition of Fresh Express, which typically has had higher gross profit margins than many of our other operating companies. Our increase in gross profit margin was partially offset by the acquisition of Quality Foods in May 2002, which has lower gross profit margins than our other Broadline companies, and by the impact of the Springfield Foodservice ammonia leak.

Operating expenses. Operating expenses increased $214.1 million, or 56.2%, to $595.2 million in 2002 from $381.1 million in 2001. As a percentage of net sales, operating expenses increased to 13.4% in 2002 from 11.8% in 2001. The increase in operating expenses as a percentage of net sales was due mainly to our acquisition of Fresh Express, which has higher operating expense levels than our foodservice distribution business. Also included in operating expenses for 2002 are $2.1 million of costs attributable to the ammonia leak at Springfield Foodservice.

Operating profit. Operating profit increased $49.7 million, or 65.4%, to $125.7 million in 2002 from $76.0 million in 2001. Operating profit margin, which we define as operating profit as a percentage of net sales, increased to 2.8% in 2002 from 2.3% in 2001. Our adoption of Statement of Financial Accounting Standards, or SFAS, No. 142, Goodwill and Other Intangible Assets, the accounting standard regarding amortization of intangible assets, affected our operating profit margins on a comparable basis from 2002 to 2001 (see "Recently Issued Accounting Pronouncements"). Operating profit margin, adjusting for the impact of SFAS No. 142, would have been 2.6% in 2001. The increase in operating profit margin on a comparable basis, from 2.6% in 2001 to 2.8% in 2002, is due primarily to a higher percentage of our consolidated net sales from the Fresh-cut segment, which has a higher operating profit margin than our distribution business.

Operating profit margin in our Broadline segment remained at 2.5% in 2002. Operating profit for 2002 includes the impact of approximately $6.6 million attributable to the Springfield Foodservice ammonia leak. Operating profit margin in 2002 was affected by our acquisition of Quality Foods in May 2002, which has a lower operating profit margin than our other Broadline companies. Operating profit margin in our Broadline segment, adjusting for the impact of SFAS No. 142, would have been 2.8% for 2001. Thus, on a comparable basis, operating profit margin declined to 2.5% in 2002 from 2.8% in 2001. This decline was due primarily to the Springfield Foodservice ammonia leak and the acquisition of Quality Foods, discussed above.

Operating profit margins in our Customized segment increased to 1.1% in 2002 from 1.0% in 2001, mainly as the result of changes in customer mix. Our adoption of SFAS No. 142 had no impact on our Customized segment.

Operating profit margin in our Fresh-cut segment remained at 8.3% for 2002. Operating profit margin in the Fresh-cut segment, adjusted for the impact of SFAS No. 142, would have been 9.1% for 2001. Thus, on a comparable basis, operating profit margin declined to 8.3% in 2002 from 9.1% in 2001. This decline in operating profit margin is partially due to our acquisition of Fresh Express in October 2001, which has lower operating margins than the rest of our Fresh-Cut segment, continued softness in the quick-service restaurant business and costs associated with a retail consumer test of a fresh-cut fruit product line, Real! Fresh! Fruit!™ We incurred start-up expenses of $9.6 million in the second half of 2002 related to this new product development. We expect costs associated with the test of fresh-cut fruit to continue to impact the operating profit margin of our Fresh-cut segment through 2003.

Other expense, net. Other expense, net, increased to $19.3 million in 2002 from $10.7 million in 2001. Included in other expense, net, was interest expense of $18.8 million in 2002, compared to interest expense of $8.8 million in 2001. Interest expense was higher in 2002 primarily because of the issuance in October 2001 of $201.3 million of Convertible Notes and higher average borrowing levels in 2002 to fund our acquisitions, partially offset by lower interest rates. In 2002 and 2001, other expense, net, also included a loss on the sale of the undivided interest in receivables of $1.8 million and $1.4 million, respectively, related to our receivables purchase facility, referred to as the Receivables Facility. The Convertible Notes and the Receivables Facility are discussed in "Liquidity and Capital Resources."

Income tax expense. Income tax expense increased to $39.9 million in 2002 compared to $24.8 million in 2001. As a percentage of earnings before income taxes, the provision for income taxes was 37.5% in 2002 and 38.0% in 2001. The decrease in the effective tax rate in 2002 is the result of our adoption of SFAS No. 142 at the beginning of 2002. The provisions of SFAS No. 142 eliminated the amortization of goodwill and other intangible assets with indefinite lives. The provisions and effects of adoption of SFAS No. 142 are discussed in detail in "Recently Issued Accounting Pronouncements."

Net earnings. Net earnings increased $26.0 million, or 64.2%, to $66.5 million in 2002 from $40.5 million in 2001. For 2002, net earnings as a percentage of net sales increased to 1.5% from 1.2% in 2001.

Diluted net earnings per common share. Diluted net earnings per common share, or EPS, is computed by dividing net income available to common shareholders plus dilutive after-tax interest on the Convertible Notes (numerator) by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Diluted EPS increased 37.9% to $1.42 in 2002, compared to $1.03 in 2001. In October 2001, we issued the Convertible Notes. After-tax interest expense of $7.5 million and common share equivalents of 6.1 million related to the Convertible Notes are included in the calculation of diluted EPS in 2002 because of their dilutive effect on EPS. For 2001, the Convertible Notes and related interest expense were excluded from the calculation of diluted EPS because of their antidilutive effect on EPS.

Comparison of 2001 to 2000

Net sales. Net sales increased $631.8 million, or 24.2%, to $3.24 billion in 2001 from $2.61 billion for 2000. Net sales in our existing operations increased 9.8% over 2000, while acquisitions contributed the remaining 14.4% of our total net sales growth for 2001. We estimate that inflation contributed approximately 2% to the increase in net sales in 2001 on a consolidated basis. During 2001, the growth in net sales in our existing operations was below the 22.6% growth rate experienced in 2000, reflecting weaker general economic conditions in the latter half of 2001 and the impact of the terrorist attacks of September 11, 2001. Also in 2000, our growth rate was favorably impacted by the addition of two significant customers, Burger King and TGI Friday's in our Broadline and Customized segments, respectively. Sales to these customers contributed approximately 6.9% of the 22.6% growth rate of sales from existing operations in 2000.

Our Broadline segment net sales of $1.64 billion in 2001 represented 50.7% of our consolidated net sales, down from 52.5% of our consolidated net sales in 2000. The decrease as a percentage of our consolidated net sales is due primarily to the acquisition of Redi-Cut Foods, Inc. and its affiliates, Kansas City Salad, L.L.C. and K.C. Salad Real Estate, L.L.C., collectively, Redi-Cut, in December 2000, which is reported in the Fresh-cut segment. Our acquisition of Redi-Cut is discussed in further detail in "Business Combinations." Broadline net sales increased $273.6 million, or 20.0%, to $1.64 billion in 2001 from $1.37 billion in 2000. Net sales in our existing Broadline operations for 2001 increased 8.9% over 2000. Broadline sales at our existing operations in 2001 increased due to both increased sales to existing customers and sales to new customers. Acquisitions contributed the remaining 11.1% of our total Broadline sales growth for 2001. Broadline acquisition sales growth was the result of our acquisitions of Empire Seafood in April 2001, Springfield Foodservice in September 2001 and Carroll County Foods in August 2000. Our acquisitions of Empire Seafood, Springfield Foodservice and Carroll County Foods are discussed in "Business Combinations."

Our Customized segment net sales of $1.24 billion in 2001 represented 38.2% of our consolidated net sales, down from 42.4% in 2000. The decrease as a percentage of our consolidated net sales is due primarily to the acquisition of Redi-Cut in our Fresh-cut segment and the acquisitions of Springfield Foodservice, Empire Seafood and Carroll County Foods in our Broadline segment. Customized net sales increased 11.8% to $1.24 billion in 2001 from $1.11 billion in 2000. This increase in net sales is the result of the inclusion of a full year of sales to TGI Friday's, which we began servicing in the first quarter of 2000, and continued growth in sales to existing customers.

Our Fresh-cut segment net sales of $360.6 million represented 11.1% of our consolidated net sales, up from 5.1% of our consolidated net sales in 2000. Fresh-cut net sales increased 171.8% to $360.6 million in 2001 from $132.6 million in 2000. Net sales in our existing Fresh-cut operations for 2001 increased 10.8% over 2000, while the acquisition of Redi-Cut in the fourth quarter of 2000 contributed the remaining 161.0% of our total Fresh-cut sales growth for 2001. The increase in sales in our existing operations for 2001 is due primarily to the introduction of new products to existing quick-service customer locations and sales to additional quick-service locations of existing customers.

Cost of goods sold. Cost of goods sold increased $525.7 million, or 23.3%, to $2.78 billion in 2001 from $2.25 billion in 2000. As a percentage of net sales, cost of goods sold decreased to 85.9% in 2001 compared to 86.5% in 2000. The decrease in cost of goods sold as a percentage of net sales is due primarily to the acquisitions of Fresh Express in October 2001 and Redi-Cut in December 2000, which typically have had lower ratios of cost of goods sold to net sales than many of our other operating companies.

Gross profit. Gross profit increased $106.0 million, or 30.2%, to $457.1 million in 2001 from $351.1 million in 2000. Gross profit margin increased to 14.1% in 2001, compared to 13.5% in 2000. The increase in gross profit margin was due primarily to increased contribution from our Fresh-cut segment, mainly as a result of the acquisitions of Fresh Express in October 2001 and Redi-Cut in December 2000, which typically has had higher gross profit margins than many of our other operating companies.

Operating expenses. Operating expenses increased $79.0 million, or 26.1%, to $381.1 million in 2001 from $302.2 million in 2000. As a percentage of net sales, operating expenses increased to 11.8% in 2001 from 11.6% in 2000. The increase in operating expenses as a percentage of net sales was due mainly to the acquisition of Fresh Express in October 2001, which has higher operating expenses as a percentage of net sales than our other operating companies.

Operating profit. Operating profit increased $27.1 million, or 55.4%, to $76.0 million in 2001 from $48.9 million in 2000. Operating profit margin increased to 2.3% in 2001 from 1.9% in 2000, as a result of the increase in gross profit margin discussed above.

Other expense, net. Other expense, net, increased $4.0 million to $10.7 million in 2001 from $6.7 million in 2000. Other expense, net, included interest expense of $8.8 million in 2001, compared to interest expense of $6.6 million in 2000. The increase in interest expense was due primarily to higher average levels of borrowing in 2001 as a result of the issuance of $201.3 million of Convertible Notes, partially offset by lower interest rates. In 2001, other expense, net, also included a loss on the sale of the undivided interest in receivables of $1.4 million related to the Receivables Facility. The Convertible Notes and the Receivables Facility are discussed in "Liquidity and Capital Resources."

Income tax expense. Income tax expense increased $8.8 million to $24.8 million in 2001, compared to $16.1 million in 2000. As a percentage of earnings before income taxes, the provision for income taxes was 38.0% in 2001 and 2000.

Net earnings. Net earnings increased $14.3 million, or 54.6%, to $40.5 million in 2001 from $26.2 million in 2000. For 2001, net earnings as a percentage of net sales increased to 1.2% from 1.0% in 2000.

Diluted net earnings per common share. Diluted EPS increased 15.7% to $1.03 in 2001, compared to $0.89 in 2000. For 2001, the Convertible Notes were excluded from the calculation of diluted EPS because of their antidilutive effect on EPS. Because the Convertible Notes were issued in 2001, they were not included in the calculation of diluted EPS for 2000.

Liquidity and Capital Resources

We have historically financed our operations and growth primarily with cash flows from operations, borrowings under our credit facilities, the issuance of long-term debt, operating leases, normal trade credit terms and the sale of our common stock. Despite our growth in net sales, we have reduced our working capital needs by financing our investment in inventory principally with accounts payable and outstanding checks in excess of deposits. We typically fund our acquisitions, and expect to fund future acquisitions, with our existing cash, additional borrowings under our Credit Facility and the issuance of debt or equity securities.

Cash and cash equivalents totaled $33.7 million at December 28, 2002, a decrease of $34.6 million from December 29, 2001. The decrease was primarily a result of cash used in investing activities of $272.2 million, partially offset by cash provided by operating activities of $118.0 million, borrowings under our Credit Facility of $98.0 million and an increase in outstanding checks in excess of deposits of $15.9 million.

Cash flows from operating activities. Cash provided by operating activities was $118.0 million in 2002. In 2002, the primary sources of cash from operating activities were net earnings, deferred income taxes, increased levels of trade accounts payable, accrued expenses and income taxes payable, net, partially offset by increased levels of accounts receivable and inventories. Cash provided by operating activities was $167.0 million and $12.6 million in 2001 and 2000, respectively. In 2001, the primary sources of cash from operating activities were net earnings, deferred income taxes, increased levels of trade payables and accrued expenses and decreased levels of accounts receivable, partially offset by increased levels of inventories and decreased levels of income taxes payable, net. The decrease in accounts receivable in 2001 was due primarily to proceeds received of $78.0 million from the sale of the undivided interest in receivables under the Receivables Facility, discussed in "Off Balance Sheet Activities." In 2000, the primary sources of cash from operating activities were net earnings and increased levels of trade payables, accrued expenses and income taxes payable, net, partially offset by increased levels of accounts receivable and inventories.

Cash used in investing activities. Cash used in investing activities was $272.2 million in 2002. Investing activities include the acquisition of businesses and additions to and disposals of property, plant and equipment. Capital expenditures, excluding acquisitions of other businesses, were $57.7 million in 2002. Net cash paid for acquisitions in 2002 was $215.1 million, including $15.6 million, $84.1 million, $22.2 million and $90.3 million paid for the acquisitions of All Kitchens, Inc., Thoms-Proestler, Middendorf, and Quality Foods, respectively, net of cash acquired. Net cash paid for acquisitions also included $2.9 million paid to the former shareholders of Carroll County Foods and AFFLINK Incorporated (formerly Affiliated Paper Companies, Inc.), which were acquired in 2000 and 1998, respectively, as a result of certain contractual obligations under the purchase agreements related to those acquisitions. For further discussion of acquisitions, see the "Business Combinations" section below.

Cash used in investing activities was $422.8 million in 2001. Capital expenditures, excluding acquisitions of other businesses, were $30.1 million in 2001. In 2001, net cash paid for acquisitions was $395.4 million, including $296.4 million, $41.0 million and $54.3 million paid for the acquisitions of Fresh Express, Springfield Foodservice and Empire Seafood, respectively, net of cash acquired. Net cash paid for acquisitions also included $3.8 million paid for the acquisition of other businesses in 2001 and to the former shareholders of Carroll County Foods, State Hotel Supply Company, Inc. and AFFLINK, which we acquired in 2000, 1999 and 1998, respectively, as a result of certain contractual obligations in the purchase agreements related to those acquisitions. Cash used in investing activities was $154.4 million in 2000. Capital expenditures in 2000, excluding acquisitions of businesses, were $31.0 million. Cash used in investing activities in 2000 included $124.2 million paid for the acquisitions of Redi-Cut and Carroll County Foods, net of cash acquired, and payments made to the former shareholders of AFFLINK and Dixon Tom-A-Toe Companies, Inc., which were acquired in 1998 and 1999, respectively, as a result of certain contractual obligations in the purchase agreements related to those acquisitions.

Cash provided by financing activities. Cash provided by financing activities was $119.5 million in 2002, which included $98.0 million of borrowings under our Credit Facility, an increase in checks in excess of deposits of $15.9 million and $8.1 million of proceeds from the exercise of stock options and purchases under our employee stock purchase plan.

In 2001, cash provided by financing activities was $305.6 million. In 2001, cash flows from financing activities included proceeds from the issuance of long-term debt of $202.2 million, consisting primarily of proceeds of $201.3 million from the issuance of the Convertible Notes. Cash flows from financing activities in 2001 also included $143.4 million from the issuance of common stock in October 2001, an increase in outstanding checks in excess of deposits of $12.1 million and proceeds of $5.1 million from the exercise of stock options and purchases under our employee stock purchase plan. Cash used in financing activities in 2001 included payments of $47.0 million on our existing revolving credit facility and debt issuance costs of $8.0 million related to our Convertible Notes and our Credit Facility. Cash provided by financing activities was $154.7 million in 2000. In 2000, cash flows from financing activities included proceeds of $124.4 million from the issuance of common stock in December 2000, an increase in outstanding checks in excess of deposits of $22.4 million, net borrowings of $12.0 million on our revolving credit facility, $3.5 million of proceeds from industrial revenue bonds issued to finance the construction of a new produce-processing facility, and proceeds of $4.5 million from the exercise of stock options and purchases under our employee stock purchase plan. In 2000, cash used by financing activities included $11.9 million paid by us to repurchase shares of our common stock in the open market for use in connection with our employee benefit plans. The issuance of the Convertible Notes and common stock and our Credit Facility are discussed in detail in "Financing Activities."

Financing Activities

In October 2001, we issued $201.3 million aggregate principal amount of 5½% convertible subordinated notes due in 2008. The net proceeds from the issuance of the Convertible Notes and from our concurrent offering of common stock, discussed below, were used to repay our borrowings then outstanding under our existing revolving credit facility and to fund the acquisition of Fresh Express. The Convertible Notes are subordinate to all existing and future senior debt and are convertible at any time until maturity into shares of our common stock at a conversion price of $32.95 per share, subject to adjustment. The Convertible Notes are redeemable at our option, in whole or in part, at any time on or after October 16, 2004. Each holder of the Convertible Notes has the right to cause us to repurchase all of such holder's Convertible Notes at 100% of their principal amount plus accrued interest upon a change of control of the Company, as defined in the indenture governing the Convertible Notes, and upon the occurrence of certain other events. Interest is payable semiannually.

In October 2001, we also issued 5.8 million shares of our common stock. The proceeds from this offering of $143.4 million, after deducting underwriting discounts and estimated offering expenses, and proceeds from the concurrent offering of Convertible Notes were used to fund the acquisition of Fresh Express and to repay borrowings then outstanding under our existing revolving credit facility.

Also in October 2001, we entered into our $200.0 million Credit Facility with several financial institutions which replaced our existing $85.0 million credit facility and $5.0 million working capital line of credit. The Credit Facility expires in 2006 and bears interest at a floating rate equal to, at our election, the agent bank's prime rate or a spread over LIBOR, which varies based upon our leverage ratio, as defined in the credit agreement. The Credit Facility has a commitment fee, ranging from 0.20% to 0.25% of the average daily unused portion of the total facility, based on our leverage ratio, as defined in the credit agreement. The Credit Facility also requires the maintenance of certain financial ratios, as defined in the credit agreement, and contains customary events of default. The Credit Facility allows for the issuance of up to $90.0 million of standby letters of credit, which reduce borrowings available under the Credit Facility. At December 28, 2002, we had $27.6 million of outstanding letters of credit under the Credit Facility. The Credit Facility also requires that our existing and future subsidiaries that engage in any business operation or own assets with a fair market value in excess of $5.0 million, guarantee all of our borrowings, letters of credit and other obligations under the Credit Facility. At December 28, 2002, we had $98.0 million outstanding under the Credit Facility and $74.4 million available under the Credit Facility, subject to compliance with customary borrowing conditions. At December 28, 2002, our borrowings under the Credit Facility bore interest at 2.17% per annum.

In December 2000, we issued 6.4 million shares of our common stock generating proceeds, after deducting underwriting discounts and offering expenses, of $124.4 million, which we used to pay the cash portion of the purchase price of Redi-Cut and repay borrowings then outstanding under our existing credit facility.

In March 1999, one of our subsidiaries issued $9.0 million of tax-exempt industrial revenue bonds to finance the construction of a produce-processing facility. In January 2001, we refinanced these bonds with the proceeds of $9.0 million taxable revenue bonds, in order to free us from certain restrictive covenants applicable to the subsidiary that issued the tax-exempt bonds. Like the tax-exempt bonds, these taxable bonds bear interest at a rate determined weekly by the remarketing agent for the bonds, are secured by a letter of credit issued by a commercial bank and mature in March 2019. The interest rate for these bonds was 1.47% per annum at December 28, 2002.

We believe that our cash flows from operations, borrowings under our Credit Facility and the sale of undivided interests in trade receivables under the Receivables Facility, discussed below, will be sufficient to fund our operations and capital expenditures for the foreseeable future. However, we will likely require additional sources of financing to the extent that we make additional acquisitions in the future.

Off Balance Sheet Activities

We utilize two sources of funding that could generally be described as off balance sheet financing - the Receivables Facility and two master operating lease facilities. See Notes 10 and 16 to the consolidated financial statements for further discussion of the Receivables Facility and the two master operating lease facilities. The Receivables Facility represents off balance sheet financing because the transaction and the financial institution's ownership interest in certain of our accounts receivable results in assets being removed from our balance sheet to the extent that the transaction qualifies for sale treatment under generally accepted accounting principles. This treatment requires us to account for the transaction with the financial institution as a sale of the undivided interest in the accounts receivable instead of reflecting the financial institution's net investment of $78.0 million as debt.

In July 2001, we entered into the Receivables Facility, under which PFG Receivables Corporation, a wholly owned, special-purpose subsidiary, sold an undivided interest in certain of our trade receivables. PFG Receivables Corporation was formed for the sole purpose of buying receivables generated by certain of our operating units and selling an undivided interest in those receivables to a financial institution. Under the Receivables Facility, our operating units sell a portion of their accounts receivable to PFG Receivables Corporation, which in turn, subject to certain conditions, may from time to time sell an undivided interest in these receivables to a financial institution. Our operating units continue to service the receivables on behalf of the financial institution at estimated market rates. Accordingly, we have not recognized a servicing asset or liability. The amount of the undivided interest in the receivables owned by the financial institution cannot exceed $90.0 million at any one time. On July 12, 2002, we extended our Receivables Facility through July 11, 2003.

We record the sale of the undivided interest in accounts receivable to the financial institution according to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Accordingly, at the time the undivided interest in accounts receivables is sold, the receivables are removed from our consolidated balance sheet. We record a loss on the sale of the undivided interest in the receivables, which includes a discount, based upon the receivables' credit quality and a financing cost for the financial institution, based upon a 30-day commercial paper rate. At December 28, 2002, the rate under the Receivables Facility was 1.92% per annum.

We received $78.0 million of proceeds from the sale of the undivided interest in receivables under the Receivables Facility in 2001, and we continued to securitize accounts receivable throughout 2001 and 2002. At December 28, 2002, securitized accounts receivable totaled $115.8 million, which included $78.0 million sold to the financial institution and derecognized from the consolidated balance sheet and included our residual interest in accounts receivable of $37.8 million, which is included in accounts receivable on our consolidated balance sheet. The Residual Interest represents our retained interest in receivables held by PFG Receivables Corporation. We measured the Residual Interest using the estimated discounted cash flows of the underlying accounts receivable, based on estimated collections and a discount rate approximately equivalent to our incremental borrowing rate. The loss on sale of the undivided interest in receivables of $1.8 million in 2002 is included in other expense, net, in our consolidated statement of earnings and represents our cost of securitizing those receivables with the financial institution.

We have two master operating lease facilities. In September 1997, we entered into our first master operating lease facility, referred to as the First Facility, to construct or purchase various distribution centers and processing plants. In February 2001, we increased the First Facility from $47.0 million to $55.0 million. On September 11, 2002, the lessor sold one processing plant previously included in the First Facility to a third party unaffiliated with us. We concurrently entered into an operating lease with that unaffiliated third party for the same processing plant. The operating lease has an initial term of 22 years, plus five renewal options of five years each. On September 12, 2002, the original expiration date of the leases in the First Facility, we extended the expiration date of the remaining leases in this facility to June 9, 2005, and decreased the size of this facility to $35.8 million. At December 28, 2002, the First Facility included three distribution centers, and construction expenditures by the lessor under the First Facility for these three centers totaled $35.8 million.

In June 2000, we entered into a $60.0 million master operating lease facility, referred to as the Second Facility, to construct or purchase various office buildings and distribution centers. On September 11, 2002, the lessor sold one distribution center previously included in the Second Facility to a third party unaffiliated with us. We concurrently entered into an operating lease with that unaffiliated third party for the same distribution center. The operating lease has an initial term of 22 years, plus five renewal options of five years each. On September 12, 2002, we reduced the size of this facility to $24.2 million. As of December 28, 2002, the Second Facility included two distribution centers and one office building. The leases relating to these three properties, as well as any other leases that we may enter into under this facility in the future, end on June 9, 2005. Through December 28, 2002, construction expenditures by the lessor under the Second Facility totaled $20.5 million.

Under both of these master operating lease facilities, the lessor owns the distribution centers and office building, incurs the related debt to construct the properties, and thereafter leases each property to us. We have entered into leases for each of the properties in these facilities. Upon the expiration of the leases under the First and Second Facilities, we may seek to renew the leases. If we are unable to or choose not to renew the leases, we have the option of facilitating the sale of the properties to third parties or purchasing the properties at their original cost. If the properties in the First Facility and the Second Facility are sold to third parties for less than their aggregate original cost, we are obligated, under residual value guarantees, to pay the lessor an amount equal to the lesser of either the shortfall or 88% and 85%, respectively, of original cost. We may not be able to renew the leases or sell the properties to third parties, and we may require substantial additional financing if we are required to purchase these properties upon the expiration of the master operating lease facilities. Because of the location and condition of each of the distribution centers and office building in the First and Second Facilities, we believe that the anticipated fair value of these properties could eliminate or substantially reduce our exposure under the residual value guarantees.

Our leases under the two master operating lease facilities qualify for operating lease accounting treatment under SFAS No. 13, Accounting for Leases. Therefore, the buildings and the debt incurred to construct them of $56.3 million as of December 28, 2002, were not included on our consolidated balance sheet. In the third quarter of 2003, we will be required to adopt the provisions of Financial Interpretation No. 46, or FIN 46, Consolidation of Variable Interest Entities. Under the current structure of our First and Second Facilities, we will be required to consolidate these facilities upon the adoption of FIN 46. If consolidated, our property, plant and equipment and current and long-term debt will increase on our consolidated balance sheet. We are currently evaluating the impact of adopting FIN 46 on our consolidated financial statements.

Contractual Obligations

At December 28, 2002, our Fresh-cut segment had contracts to purchase produce totaling $86.4 million. These contracts expire at various times throughout 2003 and 2004. Amounts due under these contracts were not included on our consolidated balance sheet at December 28, 2002, in accordance with generally accepted accounting principles.

The table below presents contractual minimum cash obligations under all of our existing debt, including capital leases, and operating lease agreements and produce purchase obligations as of December 28, 2002. Lease payments include payments due under our existing non-cancelable operating leases, including lease payments under our two master operating lease facilities. This table should be read in conjunction with Notes 14, 16 and 22 to the consolidated financial statements.

(In thousands)	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Long-term debt	$372,599	$2,504	$2,254	$99,712	$268,129
Operating leases	207,043	42,857	62,629	36,038	65,519
Purchase obligations	86,396	78,544	7,852	-	-
Total	$666,038	$123,905	$72,735	$135,750	$333,648

In addition to the above minimum cash obligations, in connection with certain acquisitions, we have entered into earnout agreements with certain of the former owners of the businesses that we have acquired. These agreements are based upon certain net earnings and synergy targets, as defined in each agreement, and discussed in more detail in Note 8 to the consolidated financial statements. These earnout payments are for companies acquired from 2000 to 2002, and may include payments in cash and/or shares of our common stock. As of December 28, 2002, the maximum potential earnout obligation, assuming all future earnout targets are met in their earliest possible years, totaled $55.7 million: $16.2 million in 2003, $20.8 million in 2004, $17.0 million in 2005 and $1.7 million in 2006. These contingent payments are not recorded on our consolidated balance sheet at December 28, 2002, in accordance with generally accepted accounting principles. If paid, these earnout payments would increase the goodwill of the companies acquired. If the future earnout targets are not met, these maximum amounts will be lower, or we may not be required to make any payments.

Our two master operating lease facilities and certain of our other operating leases, including leases of tractors and trailers, contain residual value guarantees. These guarantees are not included in the above table and are not recorded on our consolidated balance sheet as of December 28, 2002, because it is not probable that the estimated residual value of the buildings and equipment will be less than the amounts stipulated in the agreements. The undiscounted maximum amount of potential future payments under residual value guarantees relative to the properties in the First and Second Facilities is $48.5 million. As discussed above in "Liquidity and Capital Resources," we believe that the anticipated fair value of the properties in the master operating lease facilities could eliminate or substantially reduce our exposure under these residual value guarantees. At December 28, 2002, the undiscounted maximum amount of potential future payments under our residual value guarantees for all of our other operating leases totaled approximately $5.9 million. This maximum amount related to residual value guarantees under our operating leases would be mitigated by the fair value of the leased assets at lease expiration. These leases have expiration dates ranging from 2003 to 2010. Notes 2 and 22 to the consolidated financial statements provide further discussion of these guarantees and the related accounting pronouncements. In 2003, we will be required to record a liability on our consolidated balance sheet for the value of guarantees for new leases or for leases that are modified, as required by Financial Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others, or FIN 45. See "Recently Issued Accounting Pronouncements."

Business Combinations

On October 11, 2002, a wholly owned subsidiary of our Pocahontas Foods USA subsidiary acquired all of the assets of All Kitchens, a privately owned procurement and merchandising firm based in Boise, Idaho. All Kitchens provides procurement and merchandising services to its distributors. We believe that our acquisition of All Kitchens will allow us to increase our services to our existing Pocahontas foodservice distributors and to All Kitchens' distributors, as well as expand our geographic base of independent foodservice distributors. We paid $15.6 million in cash for All Kitchens, and assumed $3.5 million of trade payables and accrued expenses with the acquisition. In addition, we will be required to pay the former shareholders of All Kitchens up to $3.0 million in cash, if All Kitchens achieves certain affiliate distributor targets through September 2005.

On July 26, 2002, we acquired all of the outstanding common stock of Thoms-Proestler, a privately owned, broadline foodservice distributor based in Rock Island, Illinois. Thoms-Proestler services customers located throughout the states of Illinois, Indiana, Iowa and Wisconsin, including the major metropolitan area of Chicago. Thoms-Proestler's customers include local and regional restaurant chains, independent restaurants and healthcare facilities. We believe that our acquisition of Thoms-Proestler will further extend our Broadline service area in the Midwest region. We paid $100.0 million for the acquisition of Thoms-Proestler, consisting of $84.1 million in cash and common stock valued at $15.9 million. The purchase price included the repayment of outstanding debt. We also assumed $18.4 million of trade payables and accrued expenses with the acquisition of Thoms-Proestler. In recording the acquisition, the value of the approximately 500,000 common shares issued was determined based on the measurement criteria in Emerging Issues Task Force Issue No. 99-12, or EITF No. 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination. In addition, we entered into an earnout agreement whereby we will be required to pay the former shareholders of Thoms-Proestler up to $7.0 million, consisting of cash and additional common shares, if Thoms-Proestler achieves certain targeted levels of growth in sales and operating profit margin through July 2004. We will record any earnout payments as additional purchase price, resulting in a corresponding increase in goodwill.

On July 12, 2002, we acquired all of the outstanding common stock of Middendorf, a privately owned, broadline foodservice distributor based in St. Louis, Missouri, through the merger of Middendorf with a wholly owned subsidiary of ours. Middendorf distributes custom-cut steaks and other foodservice items to independent restaurants, private clubs, hotels and other foodservice establishments in St. Louis and surrounding areas. We believe that our acquisition of Middendorf will extend our geographic coverage in a market that is contiguous to our other Broadline businesses. We paid $33.8 million for the acquisition of Middendorf, consisting of $22.2 million in cash and common stock valued at $11.6 million. In January 2003, we finalized the purchase price of Middendorf. As a result, in the first quarter of 2003, we will receive $2.6 million from the former owners of Middendorf related to the closing net worth adjustment and certain related claims, consisting of $1.6 million in cash and the return of $1.0 million of our common shares. We will record this payment as an adjustment to the purchase price of Middendorf and a reduction of goodwill in 2003. The purchase price included the repayment of a portion of Middendorf's outstanding debt. We also assumed $11.7 million in trade payables, accrued expenses, deferred taxes and debt with the acquisition of Middendorf. In recording the acquisition, the value of the approximately 378,000 common shares issued was determined based on the measurement criteria of EITF No. 99-12. In addition, we entered into an earnout agreement whereby we will be required to pay the former shareholders of Middendorf up to $5.0 million, consisting of cash and additional common shares, if Middendorf achieves certain targeted levels of growth in operating profit, as defined, over a period of up to six years following the acquisition. We will record any earnout payments as additional purchase price, resulting in a corresponding increase in goodwill.

On May 31, 2002, we acquired all of the outstanding stock of Quality Foods, a privately owned, broadline foodservice distributor based in Little Rock, Arkansas, with distribution centers in Little Rock, and Batesville and Magee, Mississippi. Quality Foods provides products and services to traditional foodservice accounts in a region covering Arkansas, Louisiana, Mississippi, Missouri, Oklahoma, Tennessee and Texas. We believe that our acquisition of Quality Foods will extend our service area to a region that is geographically contiguous to our other Broadline businesses. We paid $90.3 million, net of cash acquired, for Quality Foods. The purchase price included the repayment of outstanding debt. We also assumed $25.5 million of trade payables and accrued expenses with the acquisition of Quality Foods. In addition, in connection with the acquisition of Quality Foods, we entered into an earnout agreement whereby we will be required to pay the former shareholders of Quality Foods up to $24.0 million in cash if Quality Foods achieves certain targeted levels of growth in operating profit, as defined, over a three-year period following the acquisition. We will record any earnout payments as additional purchase price, resulting in a corresponding increase in goodwill.

Also in 2002, we paid a total of $2.9 million in cash and issued approximately 15,000 shares of our common stock, valued at approximately $500,000, to the former shareholders of Carroll County Foods and AFFLINK, which were acquired in 2000 and 1998, respectively, as a result of certain contractual obligations in the purchase agreements relating to those acquisitions. We have recorded these earnout payments as additional purchase price, resulting in a corresponding increase in goodwill.

On October 16, 2001, we acquired all of the outstanding stock of Fresh Express, a fresh-cut produce processor and distributor. We paid $296.4 million, net of cash acquired, for Fresh Express. The purchase price included the repayment of outstanding debt. We also assumed $71.7 million of trade payables, accrued expenses, deferred taxes and other liabilities with our acquisition of Fresh Express. In addition, in connection with the acquisition of Fresh Express, we entered into an earnout agreement whereby we will be required to pay the former shareholders of Fresh Express up to $10.0 million in cash if Fresh Express achieves targeted levels of certain sales, as defined, and synergy targets related to operating profit, during a three-year period following the acquisition. We will record any earnout payments as additional purchase price, resulting in a corresponding increase in goodwill.

In connection with the acquisition of Fresh Express, we adopted a plan for integration of the business. We initially established an accrual of $8.9 million as part of the initial allocation of the purchase price of Fresh Express, to provide for certain costs of this plan. In 2002, we reduced our accrual for the integration plan by $2.6 million, with a corresponding decrease in Fresh Express' goodwill. We made these adjustments primarily as a result of the finalization of the Greencastle and Chicago integration plan. In addition, we have decided not to dispose of certain leased office buildings in Salinas, California, as originally planned. This plan will combine our Franklin Park, Illinois and our Chicago, Illinois, manufacturing plants into one facility, convert the Greencastle, Pennsylvania and the Chicago facility into distribution centers, dispose of certain processing equipment at the Chicago and Greencastle plants and eliminate approximately 500 processing-related jobs at the affected facilities. Through December 28, 2002, $992,000 of professional fees and lease payments have been charged against the accrual. The remaining accrual consists of $4.2 million for employee separation, $365,000 for lease and related costs and $674,000 of other costs, including professional and legal fees.

On September 10, 2001, we acquired all the outstanding common stock of Springfield Foodservice, a privately owned, broadline foodservice distributor based in Springfield, Massachusetts. We paid $80.7 million for Springfield Foodservice, consisting of $41.0 million in cash and approximately 1.3 million of our common shares, valued at $39.7 million. The purchase price included the repayment of a portion of Springfield Foodservice's outstanding debt. We assumed $21.2 million of trade payables, accrued expenses and debt with the acquisition of Springfield Foodservice. In addition, in connection with the acquisition, we entered into an earnout agreement whereby we will be required to pay a former shareholder of Springfield Foodservice up to $3.9 million, payable in cash and shares of our common stock over a three-year period following the acquisition, if Springfield Foodservice achieves certain targeted levels of operating profit, as defined. We will record any earnout payments as additional purchase price, resulting in a corresponding increase in goodwill.

On April 2, 2001, we acquired all of the outstanding stock of Empire Seafood, a privately owned distributor and processor of seafood. We paid $75.0 million for Empire Seafood, consisting of $54.3 million in cash, net of cash acquired, and approximately 803,000 shares of our common stock, valued at $19.6 million. We also assumed $9.6 million of accounts payable and accrued expenses with the acquisition of Empire Seafood. In addition, in connection with the acquisition, we entered into an earnout agreement whereby we will be required to pay certain former shareholders of Empire Seafood up to $7.5 million over a three-year period following the acquisition, payable in cash and shares of our common stock, if Empire Seafood achieves certain targeted levels of growth in adjusted operating profit, as defined. We will record any earnout payments as additional purchase price, resulting in a corresponding increase in goodwill.

Also in 2001, we paid a total of $3.8 million in cash and issued approximately 15,000 shares of our common stock for the acquisition of other businesses in 2001 and to the former shareholders of Carroll County Foods, State Hotel and AFFLINK, which were acquired in 2000, 1999 and 1998, respectively, as a result of certain contractual obligations in the purchase agreements related to those acquisitions. We recorded these earnout payments as additional purchase price, resulting in a corresponding increase in goodwill.

On December 13, 2000, we acquired the capital stock of Redi-Cut, a privately owned fresh-cut produce processor with facilities in Franklin Park, Illinois, a suburb of Chicago, and Kansas City, Missouri. We paid $132.9 million for Redi-Cut, consisting of $115.4 million in cash, net of cash acquired, and approximately 804,000 shares of our common stock, valued at $17.5 million.

On August 4, 2000, we acquired the common stock of Carroll County Foods, a privately owned, broadline foodservice distributor based in New Windsor, Maryland. We paid $13.0 million for Carroll County Foods, consisting of $6.5 million in cash, net of cash acquired, and approximately 381,000 shares of our common stock, valued at $6.5 million. In connection with the Carroll County Foods acquisition, we entered into an earnout agreement whereby we are required to pay the former shareholders of Carroll County Foods up to $3.8 million in additional cash or shares of our common stock if Carroll County Foods achieves certain targeted levels of growth in net earnings, as defined, during a four-year period following the acquisition. We will record and have recorded the Carroll County Foods earnout payments as additional purchase price, resulting in a corresponding increase in goodwill.

In 2000, we also paid $2.3 million and issued a total of approximately 89,000 shares of our common stock to the former shareholders of Dixon and AFFLINK which were acquired in 1999 and 1998, respectively, as a result of certain contractual obligations in the purchase agreements related to those acquisitions.

Critical Accounting Policies

Our consolidated financial statements and accompanying notes have been prepared in accordance with generally accepted accounting principles applied on a consistent basis. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We continually evaluate the accounting policies and estimates we use to prepare our financial statements. Management's estimates are generally based upon historical experience and various other assumptions that we determine to be reasonable in light of the relevant facts and circumstances. Because of the uncertainty inherent in such estimates, actual results may differ. We believe that our critical accounting policies and estimates include accounting for business combinations, off balance sheet financing activities, allowance for doubtful accounts, incurred but not reported insurance claims, reserve for inventories, sales incentives and vendor rebates and other promotional incentives.

Accounting for Business Combinations. Our goodwill and other intangible assets include the cost of acquired subsidiaries in excess of the fair value of the tangible net assets recorded in connection with acquisitions. Other intangible assets include trade names, trademarks, patents, non-compete agreements and customer relationships. We use estimates and assumptions in determining the fair value of assets acquired and liabilities assumed, assigning lives to acquired intangibles and evaluating those assets for impairment after acquisition. These estimates and assumptions include indicators that would trigger an impairment of assets, whether those indicators are temporary, economic or competitive factors that affect valuation, discount rates and cash flow estimates. When the carrying value of such assets are not expected to be recoverable, or the estimated lives assigned to such assets are determined to be improper, we must reduce the carrying value of the assets to the net realizable value or adjust the amortization period of the asset, recording any adjustment in our consolidated statements of earnings.

As described below under "Recently Issued Accounting Pronouncements," SFAS No. 142 was effective at the beginning of 2002, except for goodwill and other intangible assets resulting from business combinations completed subsequent to June 30, 2001, for which the standard was effective beginning July 1, 2001. In accordance with SFAS No. 142, we ceased amortizing goodwill and other intangible assets with indefinite lives as of the beginning of 2002. SFAS No. 142 requires goodwill and other intangible assets with indefinite lives to be tested for impairment upon adoption of this standard and at least annually thereafter, or more often if other circumstances indicate. If goodwill or other intangible assets with indefinite lives are impaired, the assets should be written down to their fair values. Based on our assessments as of December 28, 2002 and December 29, 2001, we did not record any impairment loss. To perform these assessments, we compared the net assets of our Broadline and Fresh-cut segments individually to the expected discounted future cash flows of each segment. A significant change in the assumptions regarding the future cash flows of either segment would require further impairment testing, which could result in the recognition of an impairment loss. As of December 28, 2002, our unamortized goodwill was $575.5 million and other intangible assets totaled $205.5 million, net.

Accounting for Off Balance Sheet Financing Activities. We have two sources of funding which could generally be described as off balance sheet financing activities - the Receivables Facility and our two master operating lease facilities, all described in "Off Balance Sheet Activities." The sale of the undivided interest in our accounts receivable qualifies for sale treatment under generally accepted accounting principles; therefore, these receivables have been removed from our consolidated balance sheets. We measure the Residual Interest in the undivided interest in receivables sold under our Receivables Facility using the estimated discounted cash flows of the underlying accounts receivable, based on estimated collections and a discount rate approximately equivalent to our incremental borrowing rate. Significant changes in our estimates and assumptions could result in a change in earnings. See Note 10 to the consolidated financial statements for further discussion of the Receivables Facility. Our leases under the two master operating lease facilities qualify for operating lease accounting treatment under SFAS No.13, Accounting for Leases, and, as such, the buildings, and the debt incurred to construct them, are not included on our consolidated balance sheet. Under the current structure of our two master operating lease facilities, we will be required to consolidate these facilities upon the adoption of FIN 46, discussed in "Recently Issued Accounting Pronouncements."

Allowance For Doubtful Accounts. We evaluate the collectibility of our accounts receivable based on a combination of factors. We regularly analyze our significant customer accounts, and when we become aware of a specific customer's inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position, we record a specific reserve for bad debt to reduce the related receivable to the amount we reasonably believe is collectible. We also record reserves for bad debt for all other customers based on a variety of factors, including the length of time the receivables are past due, the financial health of the customer, macroeconomic considerations and historical experience. If circumstances related to specific customers change, our estimates of the recoverability of receivables could be further adjusted. In 2002, 2001 and 2000, we wrote off uncollectible accounts receivable of $3.4 million, $3.2 million and $2.8 million against the allowance for doubtful accounts. In 2002, 2001 and 2000, we charged estimates of $3.4 million, $3.4 million and $2.7 million, respectively, to operating expenses to increase our allowance for doubtful accounts.

Incurred But Not Reported Insurance Claims. We maintain a self-insurance program covering portions of our general and vehicle liability, workers' compensation and group medical insurance. The amounts in excess of the self-insured levels are fully insured, subject to certain limitations and exclusions. We accrue an estimated liability for these self-insured programs, including an estimate for incurred but not reported claims based on known claims and past claims history. These accruals are included in accrued expenses on the consolidated balance sheets. The provisions for insurance claims include estimates of the frequency and timing of claim occurrences, as well as the ultimate amounts to be paid. These estimates could be significantly affected if paid claims differ from past claims history.

Reserve for Inventories. We maintain reserves for slow-moving and obsolete inventories. These reserves are based upon inventory category, age of inventory, specifically identified items and overall economic conditions. A sudden and unexpected change in consumer preferences could result in a significant change in the reserve balance and a corresponding charge to earnings.

Sales Incentives. We, primarily through our Fresh-cut segment, offer sales incentives and promotions to our customers (resellers) and to consumers. These incentives primarily include volume and growth rebates, exclusivity and placement fees (fees paid to retailers for product display), consumer coupons and promotional discounts. We follow the requirements of EITF No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (including a Reseller of the Vendor's Products). Consideration given to customers and consumers related to sales incentives is recorded as a reduction of sales. Changes in the estimated amount of incentives to be paid are treated as changes in estimates and are recognized in the period of change. The cost of volume and growth rebates and exclusivity and placement fees is recorded using a systematic and rational allocation of the cost of the incentives to each of the underlying revenue transactions that resulted in progress by the customer toward earning the incentives to be paid. If we cannot reasonably estimate the amount of future incentives to be paid to the customer, we record the maximum potential amount. We use a customer's prior purchasing volume, as well as other factors, to assist in estimating the total incentives to be paid, if any. The cost of consumer coupons is recorded at the later of the date the coupon is offered or the date the related revenue is recognized by us. The amount recorded is based on the estimated amount of refunds or rebates that will be redeemed by consumers. We primarily use historical coupon redemption data and forecasted sales volumes to estimate the amount to be redeemed. If we cannot reasonably and reliably estimate the amount to be redeemed, we record the maximum potential amount. Promotional discounts are primarily recorded as a reduction to the customer's invoice for goods purchased based on an underlying agreement with the customer. A change in our estimates and assumptions related to consumer coupon redemption rates and customer purchase volumes, among other factors, may result in a change in our sales and earnings.

Vendor Rebates and other Promotional Incentives. We participate in various rebate and promotional incentives with our suppliers, primarily including volume and growth rebates, annual and multi-year incentives and promotional programs. Consideration received under these incentives is generally recorded as a reduction of cost of goods sold. However, in certain circumstances the consideration is recorded as a reduction of costs incurred by us. Consideration received may be in the form of cash and/or invoice deductions. Changes in the estimated amount of incentives to be received are treated as changes in estimates and are recognized in the period of change.

Consideration received for incentives that contain volume and growth rebates and annual and multi-year incentives is recorded as a reduction of cost of goods sold. The consideration is recorded by us based upon a systematic and rational allocation of these incentives to each of the underlying transactions that results in progress by us toward earning the incentives, provided the amounts are probable and reasonably estimable. If the incentives are not probable and reasonably estimable, we record the incentives as the underlying objectives or milestones are achieved. We record annual and multi-year incentives when earned, which is generally over the agreement period. We use current and historical purchasing data, forecasted purchasing volumes and other factors in estimating whether the underlying objectives or milestones will be achieved. Consideration received to promote and sell the supplier's products is typically a reimbursement of costs incurred by us and is then recorded as a reduction of our costs. If the amount of consideration received from the suppliers exceeds our costs, any excess is recorded as a reduction of cost of goods sold. A change to our estimates and assumptions of future purchasing volumes and the amount of promotional costs, among other factors, may result in a change in our earnings.

In January 2003, the EITF reached a final consensus on EITF Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor. EITF No. 02-16 clarifies certain aspects for accounting and recording by customers of consideration received from suppliers. We believe the application of EITF No. 02-16 will not have a material impact on our financial position or results of operations. For additional information on EITF No. 02-16, see "Recently Issued Accounting Pronouncements."

Management has discussed the development and selection of these critical accounting estimates with the audit committee of the board of directors and the audit committee has reviewed the above disclosure. In addition, our financial statements contain other items that require estimation, but are not as critical as those discussed above. These include our calculations for bonus accruals, depreciation, amortization and tax liabilities. Changes in estimates and assumptions used in these and other items could have an effect on our financial statements.

Recently Issued Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board, or FASB, issued SFAS No. 142. SFAS No. 142 requires goodwill and other intangible assets with indefinite lives to be tested for impairment at least annually, or more often if other circumstances indicate. If impaired, the assets should be written down to their fair values. Furthermore, SFAS No. 142 requires intangible assets other than goodwill to be amortized over their useful lives unless those lives are determined to be indefinite.

SFAS No. 142 was effective at the beginning of 2002, except for goodwill and other intangible assets resulting from business combinations completed subsequent to June 30, 2001, for which the standard was effective beginning July 1, 2001. In accordance with SFAS No. 142, we ceased amortizing goodwill and other intangible assets with indefinite lives as of the beginning of 2002. Other intangible assets with definite lives are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally three to 40 years. For 2002 and 2001, we recorded amortization expense of $8.3 million and $10.3 million, respectively. The following table presents the impact of SFAS No. 142 on net earnings and net earnings per share had SFAS No. 142 been in effect for 2001 and 2000:

	2001		2000
(In thousands, except per share amounts)	As Reported	As if SFAS No. 142 Were Adopted	As Reported	As if SFAS No. 142 Were Adopted

Net earnings	$40,483	$44,620	$26,188	$28,033
Basic net earnings per common share	1.07	1.18	0.92	0.99
Diluted net earnings per common share	1.03	1.13	0.89	0.95

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses accounting for legal obligations associated with the retirement of certain long-lived assets that result from the acquisition, construction, development and the normal operation of long-lived assets. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense over the asset's useful life. SFAS 143 is effective for fiscal years beginning after June 15, 2002. We are currently evaluating the impact of the adoption of this statement. We do not expect the adoption of this statement to have a material impact on our consolidated financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires a company to recognize an impairment loss if the carrying amounts of long-lived assets to be held and used are not recoverable from their expected undiscounted future cash flows. SFAS No. 144 was effective for fiscal years beginning after December 15, 2001. We adopted the provisions of SFAS No. 144 in 2002. The adoption of SFAS No. 144 did not have a material impact on our consolidated financial statements.

In November 2001, the EITF issued EITF Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products). EITF No. 01-9 specifies the timing of the recognition and classification of certain sales incentives. We adopted the requirements of EITF No. 01-9. The adoption of EITF No. 01-9 did not have a material impact on our consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses accounting for costs to terminate contracts that are not capital leases, costs to consolidate facilities or relocate employees and termination benefits. SFAS No. 146, effective for exit or disposal activities initiated after December 31, 2002, requires that the fair value of a liability related to penalties for early contract termination be recognized when the entity effectively terminates the contract. The fair value of a liability for other contract termination costs should be recognized when an entity ceases using the rights conveyed by the contract. The liability for one-time termination benefits should be accrued ratably over the future service period based on when employees are entitled to receive the benefits and a minimum retention period. We will apply SFAS No. 146 to exit or disposal activities initiated after December 31, 2002, as required.

In November 2002, the FASB issued FIN 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on the existing disclosure requirements for most guarantees. It also clarifies that at the time a company issues a guarantee, it must recognize an initial liability for the fair value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The accounting provisions of FIN 45 are effective on a prospective basis to guarantees issued or modified after December 15, 2002. The disclosure requirements of FIN 45 are effective for financial statements for periods ending after December 15, 2002. We adopted the disclosure requirements of FIN 45 in 2002, as discussed in further detail in Note 22 to the consolidated financial statements. We will apply the accounting requirements of FIN 45 to any guarantees issued or modified after December 15, 2002. We do not believe that this accounting standard will have a material impact on our consolidated financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 amends existing accounting literature to provide alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation. The statement also requires additional disclosures in both interim and annual financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The accounting provisions (if elected) and the disclosure provisions (required) of SFAS No. 148 were effective for fiscal years ending after December 15, 2002. We have currently elected not to adopt the fair-value based method of accounting for stock-based employee compensation. We have adopted the disclosure provisions of SFAS No. 148.

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies in the first interim or annual period beginning after June 15, 2003 to variable interest entities existing or acquired before February 1, 2003. It also applies to all new variable interest entities created or acquired after January 31, 2003. In the third quarter of 2003, we will be required to adopt the provisions of FIN 46. Under the current structure of our First and Second Facilities, we will be required to consolidate these facilities upon the adoption of FIN 46. If consolidated, our property, plant and equipment and current and long-term debt will increase on our consolidated balance sheet. We do not expect that FIN 46 will require us to consolidate our Receivables Facility. We are currently evaluating the impact of adopting FIN 46 on our consolidated financial statements.

In January 2003, the EITF reached a final consensus on EITF Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor. EITF No. 02-16 clarifies certain aspects for accounting and recording by customers of consideration received from suppliers. Under EITF No. 02-16, consideration received related to growth rebates and agreements containing specified time period restrictions should be recorded as a reduction of cost of goods sold and recognized on a systematic and rational allocation if the amounts are probable and reasonably estimable. In addition, consideration received for certain promotional activities should be recorded as a reduction of those costs, with any excess being recorded as a reduction of cost of goods sold. We believe the application of EITF No. 02-16 will not have a material impact on our consolidated financial position or results of operations.

Quarterly Results And Seasonality

Set forth below is certain summary information with respect to our operations for the most recent eight fiscal quarters. All of the fiscal quarters set forth below had 13 weeks. Historically, the restaurant and foodservice business is seasonal, with lower sales in the first quarter. Consequently, we may experience lower net sales during the first quarter, depending on the timing of any future acquisitions. Management believes our quarterly net sales will continue to be impacted by the seasonality of the restaurant business. In addition, our Fresh-cut segment experiences some seasonality, primarily due to changes in raw material costs, as product is grown in different regions of the country in certain times of the year.

	2002

(In thousands, except per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net sales.........................................................	$996,903	$1,068,054	$1,169,848	$1,203,578
Gross profit....................................................	153,325	182,094	188,700	196,819
Operating profit..............................................	21,416	40,260	30,487	33,535
Earnings before income taxes.........................	17,210	35,645	25,580	27,927
Net earnings...................................................	10,756	22,278	15,988	17,454
Basic net earnings per
common share..............................................	0.25	0.51	0.36	0.39
Diluted net earnings per
common share..............................................	0.24	0.47	0.34	0.37

	2001

(In thousands, except per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net sales.......................................................	$723,475	$794,822	$798,807	$920,144
Gross profit..................................................	93,597	108,456	108,210	146,857
Operating profit...........................................	10,008	20,010	20,267	25,700
Earnings before income taxes......................	8,382	17,375	18,154	21,384
Net earnings.................................................	5,197	10,773	11,255	13,258
Basic net earnings per
common share............................................	0.15	0.29	0.30	0.31
Diluted net earnings per
common share............................................	0.14	0.28	0.29	0.30

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Our primary market risks are related to fluctuations in interest rates and changes in commodity prices. Our primary interest rate risk is from changing interest rates related to our outstanding debt. We currently manage this risk through a combination of fixed and floating rates on these obligations. As of December 28, 2002, our total debt consisted of fixed and floating rate debt of $258.5 million and $114.1 million, respectively. In addition, the rates on our Receivables Facility and two master operating lease facilities are floating rates. Substantially all of our floating rates are based on LIBOR with the exception of the rate on the Receivables Facility, which is based upon a 30-day commercial-paper rate. A 100 basis-point increase in market interest rates on all of our floating-rate debt, our Receivables Facility and our two master operating lease facilities would result in a decrease in net earnings and cash flow of approximately $1.6 million per annum, holding other variables constant.

Item 8. Financial Statements and Supplementary Data.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The Proxy Statement issued in connection with the shareholders' meeting to be held on May 7, 2003, contains under the captions "Proposal 1: Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" information required by Item 10 of Form 10-K and is incorporated herein by reference. Pursuant to General Instruction G (3), certain information concerning our executive officers is included in Part I of this Form 10-K, under the caption "Executive Officers."

The Company has adopted a code of ethics for its principal executive officer, principal accounting and financial officer, controller and persons performing similar functions (the "Code of Ethics"), a copy of which has been posted on the Company's website at www.pfgc.com. Please note that our website address is provided as an inactive textual reference only. The Company will make any legally required disclosures regarding amendments to, or waivers of, provisions of its Code of Ethics on its website.

Item 11. Executive Compensation.

The Proxy Statement issued in connection with the shareholders' meeting to be held on May 7, 2003, contains under the caption "Executive Compensation" information required by Item 11 of Form 10-K and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The Proxy Statement issued in connection with the shareholders' meeting to be held on May 7, 2003, contains under the captions "Security Ownership of Certain Beneficial Owners," "Proposal 1: Election of Directors" and "Proposal 2: Adoption of the Performance Food Group Company 2003 Equity Incentive Plan," information required by Item 12 of Form 10-K and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

The Proxy Statement issued in connection with the shareholders' meeting to be held on May 7, 2003, contains under the caption "Certain Transactions" information required by Item 13 of Form 10-K and is incorporated herein by reference.

Item 14. Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-14 promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. There were no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
(a)	1	Financial Statements. See index to Financial Statements above.

	2	Financial Statement Schedules. See index to Financial Statement Schedules above.

	3	Exhibits:
Exhibit Number		Description

A.		Incorporated by reference to our Registration Statement on Form S-1 (No. 33-64930) (File No. 0-22192), filed June 24, 1993:

3.2	-	Restated Bylaws of Registrant.

4.1	-	Specimen Common Stock certificate.

4.2	-	Article 5 of the Registrant's Restated Charter (included in Exhibit 3.1).

4.3	-	Article 6 of the Registrant's Restated Bylaws (included in Exhibit 3.2).

10.1

Loan Agreement dated July 7, 1988, as amended by various amendments thereto, by and between the Pocahontas Food Group, Inc., Employee Savings and Stock Ownership Trust, Sovran Bank/Central South, Trustee, Pocahontas Food Group, Inc., and Third National Bank, Nashville, Tennessee.

10.2	-	Guaranty Agreement dated July 7, 1988 by and between Pocahontas Food Group, Inc. and Third National Bank, Nashville, Tennessee.

10.3	-	1989 Non-Qualified Stock Option Plan.

10.4	-	1993 Outside Directors' Stock Option Plan.

10.5	-	Performance Food Group Employee Savings and Stock Ownership Plan.

10.6	-	Trust Agreement for Performance Food Group Employee Savings and Stock Ownership Plan.

10.7	-	Form of Pocahontas Food Group, Inc. Executive Deferred Compensation Plan.
Exhibit Number		Description

10.8	-	Form of Indemnification Agreement.

10.9	-	Pledge Agreement dated March 31, 1993, by and between Hunter C. Sledd, Jr. and Pocahontas Foods, USA, Inc.

B.		Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended January 1, 1994 (File No. 0-22192), filed March 29, 1994:

10.10	-	First Amendment to the Trust Agreement for Pocahontas Food Group, Inc. Employee Savings and Stock Ownership Plan.

10.11	-	Performance Food Group Employee Stock Purchase Plan.

C.		Incorporated by Reference to our Quarterly Report on Form 10-Q for the quarter ended April 2, 1994 (File No. 0-22192), filed May 16, 1994:
10.12	-

Amendment to Loan Agreement dated March 4, 1994 by and among Performance Food Group Company Employee Savings and Stock Ownership Plan, First Tennessee Bank., N.A., Performance Food Group Company and Third National Bank, Nashville, Tennessee.

D.		Incorporated by Reference to our Report on Form 8-K dated January 3, 1995 (File No. 0-22192), filed January 13, 1995:

10.13	-

Second Amendment to Loan Agreement dated January 3, 1995 between Performance Food Group Company Employee Savings and Stock Ownership Trust, First Tennessee Bank, N.A. as trustee, Performance Food Group Company and Third National Bank, Nashville, Tennessee.

E.		Incorporated by Reference to our Annual Report on Form 10-K for the fiscal year ended December 28, 1996 (File No. 0-22192), filed March 27, 1997:

10.14	-	Performance Food Group Company Employee Savings and Stock Ownership Plan Savings Trust.

F.		Incorporated by Reference to our Report on Form 8-K dated May 20, 1997 (File No. 0-22192), filed May 20, 1997:

10.15	-	Rights Agreement dated as of May 16, 1997 between Performance Food Group Company and First Union National Bank of North Carolina, as Rights Agent.

G.		Incorporated by Reference to our Quarterly Report on Form 10-Q for the quarter ended September 27, 1997 (File No. 0-22192), filed November 10, 1997:
10.16	-	Participation Agreement dated as of August 29, 1997 among Performance Food Group Company, First Security Bank National Association and First Union National Bank (as agent for the Lenders and Holders).

10.17	-	Lease Agreement dated as of August 29, 1997 between First Security Bank National Association and Performance Food Group Company.
H.		Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 27, 1997 (File No. 0-22192), filed March 26, 1998:

10.18	-

Form of Change in Control Agreement dated October 29, 1997 with Blake P. Auchmoody, John D. Austin, Roger L. Boeve, John R. Crown, C. Michael Gray, Thomas Hoffman, Mark H. Johnson, Kenneth Peters, Robert C. Sledd and David W. Sober.

10.19	-	Form of Change in Control Agreement dated October 27, 1997 with certain key executives.

I.		Incorporated by Reference to our Quarterly Report on Form 10-Q for the quarter ended June 27, 1998 (File No. 0-22192), filed August 11, 1998:
Exhibit Number		Description

10.20	-	Form of Note Purchase Agreement dated as of May 8, 1998 for 6.77% Senior Notes due May 8, 2010.

J.		Incorporated by Reference to our Annual Report on Form 10-K for the fiscal year ended January 2, 1999 (File No. 0-22192), filed April 1,1999:

10.21	-	Performance Food Group Company Executive Deferred Compensation Plan.

K.		Incorporated by Reference to our Quarterly Report on Form 10-Q for the quarter ended April 3, 1999 (File No. 0-22192), filed May 18, 1999:

10.22	-	Letter of Credit and Reimbursement Agreement by and among KMB Produce, Inc. and First Union National Bank, dated as of March 1, 1999.
10.23	-	Guaranty Agreement by and among Performance Food Group Company and First Union National Bank, dated as of March 1, 1999.

L.		Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended October 2, 1999 (File No. 0-22192), filed November 16, 1999:

10.24	-	First Amendment to Certain Operative Agreements dated August 31, 1999.
M.		Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended July 1, 2000 (File No. 0-22192), filed August 15, 2000:

10.25	-	Participation Agreement dated as of June 9, 2000 for the $60 million master operating lease agreement.

10.26	-	Lease Agreement dated as of June 9, 2000 for the $60 million master operating lease agreement.

N.		Incorporated by reference to our Report on Form 8-K dated November 27, 2000 (File No. 0-22192), filed November 27, 2000:

2.1	-

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

10.27	-	Amendment No. 1 to Rights Agreement dated June 30, 1999 between Performance Food Group Company and American Stock Transfer Trust Company, as subsequent Rights Agent.
10.28	-	Amendment No. 2 to Rights Agreement dated November 22, 2000 between Performance Food Group Company and American Stock Transfer Trust Company, as subsequent Rights Agent.

O.		Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 30, 2000 (File No. 0-22192), filed March 29, 2001:

10.29	-	First Amendment to Certain Operative Agreements dated as of December 13, 2000.

10.30	-	Second Amendment to Certain Operative Agreements dated as of December 13, 2000

P.		Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001(File No. 0-22192) filed May 15, 2001:

10.31	-	Third Amendment to Certain Operative Agreements and consent dated as of March 6, 2001.

10.32	-	Trust Indenture between Fresh Advantage, Inc. and First Union National Bank dated as of February 1, 2001.
Exhibit Number		Description

10.33	-	Confirmation of Guaranty between Performance Food Group Company and First Union National Bank dated as of February 1, 2001.

10.34	-	Amendment No. 1 of Irrevocable Letter of Credit with First Union National Bank dated as of February 1, 2001.

Q.		Incorporated by reference to our Registration Statement on Form S-4 (Registration No 333-61612) (File No. 0-22192), filed May 25, 2001:

3.1	-	Restated Charter of Registrant
R.		Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001(File No. 0-22192), filed August 14, 2001:

10.35	-	Second Amendment to Certain Operative Agreements and Consent dated as of April 27, 2001.

10.36	-

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

S.		Incorporated by reference to our Report on Form 8-K dated September 10, 2001(File No. 0-22192), filed September 10, 2001:

2.2	-

Agreement and Plan of Merger, dated as of August 9, 2001, by and among Fresh International Corp., Performance Food Group Company and PFGC Acquisition, Inc. (Pursuant to Item 601(b)(2) of Regulation S-K, the schedules of this agreement are omitted, but will be provided supplementally to the Securities and Exchange Commission upon request.)

T.		Incorporated by reference to our Report on Form 8-K/A dated October 15, 2001(File No. 0-22192), filed October 15, 2001:
10.37	-	Indenture to be entered into, dated as of October 16, 2001, between Performance Food Group Company and Bank One Trust Company, N.A.

10.38	-	First Supplemental Indenture to be entered into, dated as of October, 16, 2001, between Performance Food Group Company and Bank One Trust Company, N.A.

U.		Incorporated by reference to our Report on Form 8-K/A dated November 2, 2001(File No. 0-22192), filed November 2, 2001:

10.39	-

Credit Agreement dated as of October 16, 2001, by and among Performance Food Group Company, as Borrower, the Lenders referred to therein, First Union National Bank, as Administrative Agent, and Merrill Lynch Capital Corporation as Syndication Agent.

10.40	-	Guaranty Agreement dated as of October 16, 2001, among certain subsidiaries of Performance Food Group Company in favor of First Union National Bank, as Administrative Agent.

V.		Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 29,2001 (File No. 022192), filed March 29, 2002:

10.41	-	First Amendment to Credit Agreement dated as of December 18, 2001, among Performance Food Group Company, the lenders party thereto and First Union National Bank.

10.42	-	1993 Employee Stock Incentive Plan (restated electronically for SEC filing purposes only)

Exhibit Number		Description

W.		Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 29, 2002 (File No. 0-22192), filed August 13, 2002:

10.43	-

Second Amendment to Credit Agreement dated as of July 25, 2002, among Performance Food Group Company, the lenders party thereto, Wachovia Bank National Association, as Administrative Agent and Merrill Lynch Capital Corporation, as Syndication Agent.

10.44	-

Amendment to Receivable Purchase Agreement dated as of July 12, 2002, by and among PFG Receivables Corporation, as Seller, Performance Food Group Company as Servicer, Jupiter Securitization Corporation and Bank One, N.A. as Agent.

X.		Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 28, 2002 (File No. 0-22192), filed November 12, 2002:

10.45	-	Fourth Amendment to Certain Operative Agreements dated as of November 11, 2001, among Performance Food Group Company, the lenders party thereto and Wachovia Bank, National Association.

10.46	-	Fifth Agreement to Certain Operative Agreements dated as of September 12, 2002, among Performance Food Group Company, the lenders party thereto and Wachovia Bank, National Association

10.47	-	Third Amendment to Certain Operative Agreements dated as of September 12, 2002, among Performance Food Group Company, the lenders party thereto and Wachovia Bank, National Association
Y.		Filed herewith:

12	-	Schedule of Earnings to Fixed Charges.

21	-	List of Subsidiaries

23.1	-	Consent of Independent Auditors.

99.1	-	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	-	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)		Report on Form 8-K:

During the fourth quarter ended December 28, 2002, we filed no reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 17, 2003.

PERFORMANCE FOOD GROUP COMPANY

By: /s/ C. Michael Gray
C. Michael Gray
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ C. Michael Gray C. Michael Gray	President, Chief Executive Officer and Director [Principal Executive Officer]	March 17, 2003

/s/ Roger L. Boeve Roger L. Boeve	Executive Vice President and Chief Financial Officer [Principal Financial Officer]	March 17, 2003

/s/ John D. Austin John D. Austin	Vice President, Finance and Secretary [Principal Accounting Officer]	March 17, 2003

/s/ Robert C. Sledd Robert C. Sledd	Chairman and Director	March 17, 2003

/s/ Charles E. Adair Charles E. Adair	Director	March 17, 2003

/s/ Fred C. Goad, Jr. Fred C. Goad, Jr.	Director	March 17, 2003

/s/ Timothy M. Graven Timothy M. Graven	Director	March 17, 2003

/s/ H. Allen Ryan H. Allen Ryan	Director	March 17, 2003

/s/ John E. Stokely John E. Stokely	Director	March 17, 2003

CERTIFICATIONS

I, C. Michael Gray, certify that:

1.	I have reviewed this annual report on Form 10-K of Performance Food Group Company;
2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
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
6.

The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003
By: /s/ C. Michael Gray
Name: C. Michael Gray
President and Chief Executive Officer

I, Roger L. Boeve, certify that:

1.	I have reviewed this annual report on Form 10-K of Performance Food Group Company;
2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
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
6.

The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003
By: /s/ Roger L. Boeve
Name: Roger L. Boeve
Executive Vice President and Chief Financial Officer

Independent Auditors' Report

The Board of Directors

Performance Food Group Company:

We have audited the accompanying consolidated balance sheets of Performance Food Group Company and subsidiaries (the "Company") as of December 28, 2002 and December 29, 2001, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the fiscal years in the three-year period ended December 28, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Performance Food Group Company and subsidiaries as of December 28, 2002 and December 29, 2001, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended December 28, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, in 2002 the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") 142, Goodwill and Other Intangible Assets, as required for goodwill and intangible assets resulting from business combinations consummated prior to June 30, 2001. As further discussed in Note 2 to the consolidated financial statements, effective July 1, 2001, the Company adopted the provisions of SFAS 141, Business Combinations, and certain provisions of SFAS 142, as required for goodwill and intangible assets resulting from business combinations consummated after June 30, 2001.

/s/ KPMG LLP

Richmond, Virginia
February 3, 2003

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share amounts)	2002	2001

ASSETS

Current assets:
Cash and cash equivalents	$33,660	$68,274
Accounts receivable, net, including retained
interest in securitized receivables	220,676	140,851
Inventories	239,846	176,245
Prepaid expenses and other current assets	17,095	11,406
Income taxes receivable	-	12,181
Deferred income taxes	17,869	8,832

Total current assets	529,146	417,789

Property, plant and equipment, net	293,994	247,197
Goodwill, net	575,464	425,186
Other intangible assets, net	205,497	179,126
Other assets	13,616	8,493

Total assets	$1,617,717	$1,277,791

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Outstanding checks in excess of deposits	$74,759	$50,996
Current installments of long-term debt	2,504	1,879
Trade accounts payable	236,438	183,457
Accrued expenses	125,265	111,702
Income taxes payable	9,098	-

Total current liabilities	448,064	348,034

Long-term debt, excluding current installments	370,095	270,594
Deferred income taxes	84,689	50,966

Total liabilities	902,848	669,594

Shareholders' equity
Preferred stock, $.01 par value; 5,000,000 shares authorized,
no shares issued, preferences to be defined when issued	-	-
Common stock, $.01 par value; 100,000,000 shares authorized,
45,275,993 and 43,768,462 shares issued and outstanding	453	438
Additional paid-in capital	492,946	453,419
Retained earnings	222,004	155,528

Loan to leveraged employee stock ownership plan	(534)	(1,188)
Total shareholders' equity	714,869	608,197

Commitments and contingencies	-	-

Total liabilities and shareholders' equity	$1,617,717	$1,277,791

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)	2002	2001	2000

Net sales	$4,438,383	$3,237,248	$2,605,468
Cost of goods sold	3,717,445	2,780,128	2,254,394

Gross profit	720,938	457,120	351,074
Operating expenses	595,240	381,135	302,176

Operating profit	125,698	75,985	48,898

Other income (expense):
Interest expense	(18,763)	(8,807)	(6,593)
Loss on sale of receivables	(1,832)	(1,445)	-
Other, net	1,259	(438)	(66)

Other expense, net	(19,336)	(10,690)	(6,659)

Earnings before income taxes	106,362	65,295	42,239

Income tax expense	39,886	24,812	16,051

Net earnings	$66,476	$40,483	$26,188

Weighted average common shares outstanding	44,445	37,957	28,336
Basic net earnings per common share	$1.50	$1.07	$0.92

Weighted average common shares and dilutive
potential common shares outstanding	52,047	39,328	29,539
Diluted net earnings per common share	$1.42	$1.03	$0.89

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

Common Stock	Additional	Retained	Loan to leveraged	Total shareholders'
(Dollar amounts in thousands)	Shares	Amount	paid-in capital	earnings	ESOP	equity

Balance at January 1, 2000	28,224,302	$282	$102,540	$88,857	$(2,335)	$189,344

Proceeds from offering of common stock	6,440,000	64	124,333	-	-	124,397
Issuance of shares for acquisitions	1,274,688	13	23,353	-	-	23,366
Repurchases of common stock	(958,600)	(10)	(11,897)	-	-	(11,907)
Employee stock option, incentive
and purchase plans	499,946	6	4,521	-	-	4,527
Tax benefit from exercise
of stock options	-	-	558	-	-	558
Principal payments on loan to
leveraged ESOP	-	-	-	-	551	551
Net earnings	-	-	-	26,188	-	26,188

Balance at December 30, 2000	35,480,336	355	243,408	115,045	(1,784)	357,024

Proceeds from offering of common stock	5,750,000	58	143,333	-	-	143,391
Issuance of shares for acquisitions	2,087,338	21	59,726	-	-	59,747
Employee stock option, incentive
and purchase plans	450,788	4	5,132	-	-	5,136
Tax benefit from exercise
of stock options	-	-	1,820	-	-	1,820
Principal payments on loan to
leveraged ESOP	-	-	-	-	596	596
Net earnings	-	-	-	40,483	-	40,483

Balance at December 29, 2001	43,768,462	438	453,419	155,528	(1,188)	608,197

Issuance of shares for acquisitions	893,112	9	28,094	-	-	28,103
Employee stock option, incentive
and purchase plans	614,419	6	8,114	-	-	8,120
Tax benefit from exercise
of stock options	-	-	3,319	-	-	3,319
Principal payments on loan to
leveraged ESOP	-	-	-	-	654	654
Net earnings	-	-	-	66,476	-	66,476

Balance at December 28, 2002	45,275,993	$453	$492,946	$222,004	$(534)	$714,869

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)	2002	2001	2000

Cash flows from operating activities:
Net earnings	$66,476	$40,483	$26,188
Adjustments to reconcile net earnings to net cash provided
by operating activities:
Depreciation	36,522	21,716	13,879
Amortization	8,340	10,265	3,998
Loss on disposal of property, plant and equipment	397	1,140	302
Tax benefit from exercise of stock options	3,319	1,820	558
Deferred income taxes	6,291	13,239	(1,520)
ESOP contributions applied to principal of ESOP debt	654	596	551
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(28,129)	92,077	(38,009)
Increase in inventories	(25,710)	(21,543)	(11,112)
(Increase) decrease in prepaid expenses and other current assets	(3,431)	470	174
(Increase) decrease in other assets	(4,058)	(64)	694
Increase in trade accounts payable, net	23,073	9,314	7,217
Increase in accrued expenses	12,443	6,413	6,565
Increase (decrease) in income taxes, net	21,846	(8,949)	3,164
Net cash provided by operating activities	118,033	166,977	12,649

Cash flows used in investing activities:
Net cash paid for acquisitions	(215,129)	(395,439)	(124,193)
Purchases of property, plant and equipment	(57,656)	(30,136)	(30,992)
Proceeds from sale of property, plant and equipment	1,307	3,160	1,382
Increase in intangibles	(709)	(383)	(584)
Net cash used in investing activities	(272,187)	(422,798)	(154,387)

Cash flows from financing activities:
Increase in outstanding checks in excess of deposits	15,923	12,093	22,398
Net proceeds from (payments on) revolving credit facility	98,000	(46,998)	12,004
Proceeds from issuance of Industrial Revenue Bonds	-	-	3,455
Principal payments on long-term debt	(2,503)	(2,172)	(812)
Proceeds from issuance of long-term debt	-	202,157	600
Debt issuance costs	-	(8,042)	-
Proceeds from issuance of common stock	-	143,391	124,397
Repurchases of common stock	-	-	(11,907)
Employee stock option, incentive and purchase plans	8,120	5,136	4,527
Net cash provided by financing activities	119,540	305,565	154,662
Net increase (decrease) in cash and cash equivalents	(34,614)	49,744	12,924
Cash and cash equivalents, beginning of year	68,274	18,530	5,606

Cash and cash equivalents, end of year	$33,660	$68,274	$18,530

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

____________________________________________________________________________________________

1. Description of Business

Performance Food Group Company and subsidiaries (the "Company") markets and distributes over 61,000 national and propriety brand food and non-food products to over 46,000 customers in the foodservice or "food-away-from-home" industry. In addition, the Company is a major processor of fresh-cut produce marketed and distributed to retail and foodservice customers. The Company services both of the major customer types in the foodservice industry: "street" foodservice customers, which include independent restaurants, hotels, cafeterias, schools, healthcare facilities and other institutional customers; and multi-unit, or "chain," customers, which include regional and national family and casual dining and quick-service restaurants.

The Company services these customers through three operating segments: broadline foodservice distribution ("Broadline"); customized foodservice distribution ("Customized"); and fresh-cut produce processing ("Fresh-cut"). Broadline markets and distributes more than 58,000 national and proprietary brand food and non-food products to a total of approximately 46,000 street and chain customers. Broadline consists of 19 distribution facilities that design their own product mix, distribution routes and delivery schedules to accommodate the needs of a large number of customers whose individual purchases vary in size. Customized services family and casual dining chain restaurants. These customers generally prefer a centralized point of contact that facilitates item and menu changes, tailored distribution routing and customer service. The Customized distribution network distributes nationwide and internationally from seven distribution facilities. Fresh-cut purchases, processes, packages and distributes a variety of packaged, ready-to-eat salads and other fresh-cut produce nationwide to food retailers. Fresh-cut also distributes various fresh produce offerings, primarily to third-party distributors for resale mainly to quick-service restaurants located throughout the United States. Fresh-cut operations are conducted at eight manufacturing and distribution facilities.

The Company uses a 52/53-week fiscal year ending on the Saturday closest to December 31. The fiscal years ended or ending January 3, 2004, December 28, 2002, December 29, 2001 and December 30, 2000 are referred to herein as the years or fiscal years 2003, 2002, 2001 and 2000, respectively. All share and per-share data have been adjusted to reflect the two-for-one common stock split that the Company paid on April 30, 2001. (See Note 15.)

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Performance Food Group Company and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of less than three months to be cash equivalents.

Comprehensive Income

Comprehensive income includes net earnings as well as additional other comprehensive income. In 2002, the Company's other comprehensive income consisted of an interest rate lock, which was initiated in the third quarter of 2002 and was accounted for as a cash flow hedge. In the fourth quarter of 2002, the Company recorded a loss of $270,000, net of taxes, because the forecasted transaction did not occur. This loss was recorded in the consolidated statement of earnings in 2002. The Company had no components of other comprehensive income in 2001 or 2000.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. Other intangible assets include trade names, trademarks, patents, non-compete agreements and customer relationships. In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires goodwill and other intangible assets with indefinite lives to be tested for impairment at least annually, or more often if other circumstances indicate. If impaired, the assets should be written down to their fair values. Based on the Company's assessments at December 28, 2002 and December 29, 2001, the Company did not record any impairment loss. To perform these assessments, the Company compared the net assets of its Broadline and Fresh-cut segments individually to the expected discounted future cash flows of each segment.

SFAS No. 142 was effective at the beginning of 2002, except for goodwill and other intangible assets resulting from business combinations completed subsequent to June 30, 2001, for which the standard was effective beginning July 1, 2001. Prior to the Company's adoption of SFAS No. 142, goodwill and other intangible assets were amortized using the straight-line method over the economic lives of the respective assets, generally five to 40 years. In accordance with SFAS No. 142, the Company ceased amortizing goodwill and other intangible assets with indefinite lives as of the beginning of 2002. Other intangible assets with definite lives are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally three to 40 years. The following table presents the impact of SFAS No. 142 on net earnings and net earnings per share had SFAS No. 142 been in effect for 2001 and 2000:

(In thousands, except per share amounts)	2002	2001	2000

Net earnings as reported	$66,476	$40,483	$26,188
Amortization of goodwill and amortization of
trade name, non-compete agreements and
customer relationships previously classified as
goodwill, net of income tax effects	-	4,137	1,845

Net income, adjusted	$66,476	$44,620	$28,033

Basic net earnings per common share, as reported	$1.50	$1.07	$0.92

Basic net earnings per common share, adjusted	$1.50	$1.18	$0.99

Diluted net earnings per common share, as reported	$1.42	$1.03	$0.89

Diluted net earnings per common share, adjusted	$1.42	$1.13	$0.95

Impairment of Long-Lived Assets

Long-lived assets held and used by the Company are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using expected undiscounted future cash flows generated by the long-lived asset or asset group, as required by SFAS No. 144, discussed below in "Recently Issued Accounting Pronouncements."

Income Taxes

The Company follows SFAS No. 109, Accounting for Income Taxes, which requires the use of the asset and liability method of accounting for deferred income taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts. Future tax benefits, including net operating loss carryforwards, are recognized to the extent that realization of such benefits is more likely than not.

Inventories

The Company's Broadline and Customized segments value inventories at the lower of cost or market using principally the first-in, first-out ("FIFO") method. The Company's Fresh-cut segment values raw materials inventories using the FIFO method and values finished goods inventories using the actual cost method. Approximately 4% of the Company's Broadline inventories are accounted for using the last-in, first-out method. The Company's inventories consist primarily of food and non-food products. The Company maintains reserves for slow-moving and obsolete inventories. These reserves are based upon inventory category, inventory age, specifically identified items and overall economic conditions.

Insurance Program

The Company maintains a self-insured program covering portions of general and vehicle liability, workers' compensation and group medical insurance. The amounts in excess of the self-insured levels are fully insured, subject to certain limitations and exclusions. The Company accrues its estimated liability for these self-insured programs, including an estimate for incurred but not reported claims, based on known claims and past claims history. These accruals are included in accrued expenses on the consolidated balance sheets. The provisions for insurance claims include estimates of the frequency and timing of claims occurrences, as well as the ultimate amounts to be paid.

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

Recently Issued Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 141, Business Combinations. SFAS No. 141 required that all business combinations initiated after June 30, 2001 be accounted for using the purchase method and specified criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. The Company adopted SFAS No. 141 in the third quarter of 2001 with its acquisitions of Fresh Express and Springfield Foodservice.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses accounting for legal obligations associated with the retirement of certain long-lived assets that result from the acquisition, construction, development and the normal operation of long-lived assets. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense over the asset's useful life. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company is currently evaluating the impact of the adoption of this statement. The Company does not expect the adoption of this statement to have a material impact on its consolidated financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires a company to recognize an impairment loss if the carrying amounts of long-lived assets to be held and used are not recoverable from their expected undiscounted future cash flows. SFAS No. 144 was effective for fiscal years beginning after December 15, 2001. The Company adopted the provisions of SFAS No. 144 in 2002. The adoption of SFAS No. 144 did not have a material impact on its consolidated financial statements.

In November 2001, the Emerging Issues Task Force ("EITF") of the FASB issued EITF Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products). EITF No. 01-9 specifies the timing of the recognition and classification of certain sales incentives. The Company adopted the requirements of EITF No. 01-9. The adoption of EITF No. 01-9 did not have a material impact on the Company's consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses accounting for costs to terminate contracts that are not capital leases, costs to consolidate facilities or relocate employees and termination benefits. SFAS No. 146, effective for exit or disposal activities initiated after December 31, 2002, requires that the fair value of a liability for penalties for early contract termination be recognized when the entity effectively terminates the contract. The fair value of a liability for other contract termination costs should be recognized when an entity ceases using the rights conveyed by the contract. The liability for one-time termination benefits should be accrued ratably over the future service period based on when employees are entitled to receive the benefits and a minimum retention period. The Company will apply SFAS No. 146 to exit or disposal activities initiated after December 31, 2002.

In November 2002, the FASB issued FASB Interpretation No. ("FIN") 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on the existing disclosure requirements for most guarantees. It also clarifies that at the time a company issues a guarantee, it must recognize an initial liability for the fair value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The accounting provisions of FIN 45 are effective on a prospective basis to guarantees issued or modified after December 15, 2002. In addition, under existing generally accepted accounting principles, the Company continues to monitor the conditions that are subject to guarantees and identify whether it is probable that a loss has occurred, and would recognize any such losses under the guarantees when those losses are estimable. The disclosure requirements of FIN 45 are effective for financial statements for periods ending after December 15, 2002. The Company adopted the disclosure requirements of FIN 45 in 2002. (See Note 22.) The Company will apply the accounting requirements of FIN 45 to any guarantees issued or modified after December 15, 2002. The Company does not believe that this accounting standard will have a material impact on its consolidated financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 amends existing accounting literature to provide alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation. The statement also requires additional disclosures in both interim and annual financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The accounting provisions (if elected) and the disclosure provisions (required) of SFAS No. 148 were effective for fiscal years ending after December 15, 2002. The Company has currently elected not to adopt the fair-value based method of accounting for stock-based employee compensation. The Company has adopted the disclosure provisions of SFAS No. 148 (see "Stock-Based Compensation" below).

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies in the first interim or annual period beginning after June 15, 2003, to variable interest entities existing or acquired before February 1, 2003. It also applies to all new variable interest entities created or acquired after January 31, 2003. In the third quarter of 2003, the Company will be required to adopt the provisions of FIN 46. Under the current structure of the Company's two master operating lease facilities, it will be required to consolidate these facilities upon the adoption of FIN 46. If consolidated, the Company's property, plant and equipment and current and long-term debt will increase on its consolidated balance sheet. The Company does not expect that FIN 46 will require it to consolidate its Receivables Facility. The Company is currently evaluating the impact of adopting FIN 46 on its consolidated financial statements.

In January 2003, the EITF reached a final consensus on EITF No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor. EITF No. 02-16 clarifies certain aspects for accounting and recording by customers of consideration received from suppliers. Under EITF No. 02-16, consideration received related to growth rebates and agreements containing specified time period restrictions should be recorded as a reduction of cost of goods sold and recognized on a systematic and rational allocation if the amounts are probable and reasonably estimable. In addition, consideration received for certain promotional activities should be recorded as a reduction of those costs, with any excess being recorded as a reduction of cost of goods sold. The Company believes the application of EITF No. 02-16 will not have a material impact on the Company's consolidated financial position or results of operations.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year's presentation.

Revenue Recognition

Sales are recognized and ownership risk transfers upon the delivery of goods to the customer. Sales returns are recorded as reductions of sales.

Sales Incentives

The Company, primarily through its Fresh-cut segment, offers sales incentives and promotions to its customers (resellers) and to consumers. These incentives primarily include volume and growth rebates, exclusivity and placement fees (fees paid to retailers for product display), consumer coupons and promotional discounts. The Company follows the requirements of EITF No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (including a Reseller of the Vendor's Products). Consideration given to customers and consumers related to sales incentives is recorded as a reduction of sales. Changes in the estimated amount of incentives to be paid are treated as changes in estimates and are recognized in the period of change.

The cost of volume and growth rebates and exclusivity and placement fees is recorded using a systematic and rational allocation of the cost of the incentives to each of the underlying revenue transactions that resulted in progress by the customer toward earning the incentives to be paid. If the Company cannot reasonably estimate the amount of future incentives to be paid to the customer, the Company records the maximum potential amount. The Company uses a customer's prior purchasing volume, as well as other factors, to assist in estimating the total incentives to be paid, if any. The cost of consumer coupons is recorded at the later of the date the coupon is offered or the date the related revenue is recognized by the Company. The amount recorded is based on the estimated amount of refunds or rebates that will be redeemed by consumers. The Company primarily uses historical coupon redemption data and forecasted sales volumes to estimate the amount to be redeemed. If the Company cannot reasonably and reliably estimate the amount to be redeemed, the Company records the maximum potential amount. Promotional discounts are primarily recorded as a reduction to the customer's invoice for goods purchased based on an underlying agreement with the customer.

Shipping and Handling Fees and Costs

Shipping and handling fees billed to customers are included in net sales. Shipping and handling costs of $239.9 million, $160.1 million and $127.9 million in 2002, 2001 and 2000, respectively, are recorded in operating expenses in the consolidated statements of earnings.

Stock-Based Compensation

At December 28, 2002, the Company had four stock-based employee compensation plans, which are described more fully in Note 19. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, no stock-based employee compensation cost was reflected in net earnings in the consolidated statements of earnings for 2002, 2001 and 2000. The following table illustrates the effect on net earnings and net earnings per common share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. The fair value of each option was estimated at the grant date using the Black-Scholes option pricing method.

	2002	2001	2000

Net earnings, as reported	$66,476	$40,483	$26,188
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(7,189)	(5,521)	(2,863)

Pro forma net earnings	$59,287	$34,962	$23,325

Net earnings per common share:

Basic - as reported	$1.50	$1.07	$0.92

Basic - pro forma	$1.33	$0.92	$0.82

Diluted - as reported	$1.42	$1.03	$0.89

Diluted - pro forma	$1.28	$0.89	$0.79

Accounts Receivable

Accounts receivable represent receivables from customers in the ordinary course of business, are recorded at the invoiced amount and do not bear interest. These receivables are recorded net of the allowance for doubtful accounts in the accompanying consolidated balance sheets. The Company evaluates the collectibility of its accounts receivable based on a combination of factors. The Company regularly analyzes its significant customer accounts, and when it becomes aware of a specific customer's inability to meet its financial obligations to the Company, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position, the Company records a specific reserve for bad debt to reduce the related receivable to the amount it reasonably believes is collectible. The Company also records reserves for bad debt for all other customers based on a variety of factors, including the length of time the receivables are past due, the financial health of the customer, macroeconomic considerations and historical experience. If circumstances related to specific customers change, the Company's estimates of the recoverability of receivables could be further adjusted. At December 28, 2002 and December 29, 2001, allowances for doubtful accounts were $13.5 million and $9.2 million, respectively.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the Company's consolidated financial statements and notes thereto. The most significant estimates used by management are related to the accounting for the allowance for doubtful accounts, business combinations, off balance sheet financing activities, incurred but not reported insurance claims, reserve for inventories, sales incentives, vendor rebates and other promotional incentives, bonus accruals, depreciation, amortization and tax liabilities. Actual results could differ from these estimates.

Vendor Rebates and Other Promotional Incentives

The Company participates in various rebate and promotional incentives with its suppliers, primarily including volume and growth rebates, annual and multi-year incentives and promotional programs. Consideration received under these incentives is generally recorded as a reduction of cost of goods sold. However, in certain circumstances the consideration is recorded as a reduction of costs incurred by the Company. Consideration received may be in the form of cash and/or invoice deductions. Changes in the estimated amount of incentives to be received are treated as changes in estimates and are recognized in the period of change.

Consideration received for incentives that contain volume and growth rebates and annual and multi-year incentives is recorded as a reduction of cost of goods sold. The consideration is recorded by the Company based upon a systematic and rational allocation of these incentives to each of the underlying transactions that results in progress by the Company toward earning the incentives, provided the amounts are probable and reasonably estimable. If the incentives are not probable and reasonably estimable, the Company records the incentives as the underlying objectives or milestones are achieved. The Company records annual and multi-year incentives when earned, which is generally over the agreement period. The Company uses current and historical purchasing data, forecasted purchasing volumes and other factors in estimating whether the underlying objectives or milestones will be achieved. Consideration received to promote and sell the supplier's products is typically a reimbursement of costs incurred by the Company and is then recorded as a reduction of the Company's costs. If the amount of consideration received from the suppliers exceeds the Company's costs, any excess is recorded as a reduction of cost of goods sold.

In January 2003, the EITF reached a final consensus on EITF No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor. EITF No. 02-16 clarifies certain aspects for accounting and recording by customers of consideration received from suppliers. The Company believes the application of EITF No. 02-16 will not have a material impact on its financial position or results of operations. For additional information on EITF No. 02-16, see "Recently Issued Accounting Pronouncements above."

3. Corrections of Accounting Errors

As previously discussed in the Company's 2001 Form 10-K, the Company announced in March 2002 that it had identified certain accounting errors at one of its Broadline operating subsidiaries. The Company found that the principal accounting staff at the subsidiary failed to appropriately reconcile accounting systems designed to track vendor rebate transactions, certain inventory transactions and intercompany transactions with a division of that subsidiary, which resulted in an understatement of costs of goods sold for the subsidiary. The Company believes that the errors were perpetuated because the accounting staff at the subsidiary made monthly journal entries in the subsidiary's accounting records to produce what appeared to be correct financial statements for the subsidiary, but they failed to properly reconcile the accounting records to supporting detail. The effect of the correction of the errors was included in the Company's 2001 Form 10-K.

The Company has taken remedial actions to address these accounting errors. Those remedial actions include: terminating and replacing certain accounting staff at the subsidiary; increasing the Company's internal audit staff; expanding the Company's internal audit work programs; developing an enhanced schedule of on-site review at the Company's subsidiaries conducted by the outside auditors and internal audit staff; enhancing the quarterly review procedures at the Company's operating subsidiaries; increasing coordination between the Company's central accounting staff and the accounting staff located at each of the Company's operating subsidiaries; adding a chief financial officer for the Company's Broadline division; and implementing a new internal financial reporting system to automate and enhance financial reporting by the Company's subsidiaries, including automated notification to the central accounting staff when the general ledgers of certain subsidiaries do not reconcile with their accounting subsystems.

4. Springfield Foodservice Ammonia Leak

On July 28, 2002, the Company discovered an ammonia leak in the refrigeration system at its Springfield Foodservice facility in Massachusetts. Springfield Foodservice resumed limited shipments of non-refrigerated products from the facility within a week of the incident, and resumed shipments of refrigerated and frozen products within two weeks of the incident. The Company's Broadline facilities based in Maine and New Jersey were able to service certain of the customers normally served by the Springfield facility until the Springfield Foodservice facility became fully operational.

Although there were no injuries and the leak was confined to the facility, the leak did cause physical damage at the facility and affected the sales and operating profit of the Company's Broadline segment. The Company estimates the impact in 2002 related to the ammonia leak at the Springfield Foodservice facility to be approximately $6.6 million before taxes (unaudited). Cost of goods sold in the Company's Broadline segment included $3.3 million of damaged inventory, net of $1.0 million of insurance coverage. Other costs of $2.1 million were included in operating expenses in the Company's Broadline segment. Operating profit was affected by an additional approximately $1.2 million (unaudited) related to the estimated impact of the interruption on Springfield Foodservice's operations. The Company is continuing to pursue additional recoveries, if any, which may be available under its insurance policies.

5. Concentration of Sales and Credit Risk

Two of the Company's Customized segment customers, Outback Steakhouse, Inc. ("Outback Steakhouse") and Cracker Barrel Old Country Stores, Inc. ("Cracker Barrel"), account for a significant portion of the Company's consolidated net sales. Net sales to Outback Steakhouse accounted for approximately 12%, 15% and 16% of consolidated net sales for 2002, 2001 and 2000, respectively. Net sales to Cracker Barrel accounted for approximately 11%, 14% and 16% of consolidated net sales for 2002, 2001 and 2000, respectively. At December 28, 2002, amounts receivable from these two customers represented approximately 8% of consolidated accounts receivable.

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. The remainder of the Company's customer base includes a large number of individual restaurants, national and regional chain restaurants and franchises and other institutional customers. The credit risk associated with trade accounts receivable is minimized by the Company's large customer base and ongoing control procedures that monitor customers' creditworthiness.

6. Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, outstanding checks in excess of deposits, trade accounts payable and accrued expenses approximate their fair values due to the relatively short maturities of those instruments. The carrying value of the Company's floating-rate, long-term debt and the value of its operating lease facilities and Receivables Facility not recorded on the Company's consolidated balance sheets approximates fair value due to the variable nature of the interest rates charged on such borrowings. The Company's fixed-rate, long-term debt consists primarily of $201.3 million of 5½% convertible subordinated notes due in 2008 (the "Convertible Notes") and $50.0 million of 6.77% senior notes due in 2010 (the "Senior Notes"). The fair value of the Convertible Notes is estimated to be approximately $256.3 and $259.8 million at December 28, 2002 and December 29, 2001, respectively, based on available market information. The Company estimates the fair value of its Senior Notes using a discounted cash flow analysis based on borrowing rates as of December 28, 2002 and December 29, 2001. At December 28, 2002 and December 29, 2001, the fair value of the Senior Notes is estimated to be approximately $53.8 million and $51.4 million, respectively. The Company's residual interest in the Receivables Facility is recorded using the estimated discounted cash flows of the underlying accounts receivable, based on estimated collections and a discount rate approximately equivalent to the Company's incremental borrowing rate. Therefore, the carrying amount of the residual interest approximates fair value. Note 10 contains more information about the Receivables Facility.

7. Net Earnings Per Common Share

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

In October 2001, the Company issued the Convertible Notes. The calculation of diluted EPS is done on an "if-converted" basis and without conversion of the Convertible Notes. If the calculation of diluted EPS is more dilutive assuming conversion of the Convertible Notes, the after-tax interest on the Convertible Notes is added to net income in the numerator and the shares into which the Convertible Notes are convertible are added to the dilutive shares in the denominator. In 2002, the Convertible Notes are dilutive and are included in the computation of diluted EPS. In 2001, the Convertible Notes are not included in the computation of diluted EPS because they were antidilutive. Because the Convertible Notes were not issued until 2001, they are not included in the computation of diluted EPS in 2000. A reconciliation of the numerators and denominators of the basic and diluted EPS computations is as follows:

	2002			2001			2000

(In thousands, except per share amounts)	Net Earnings (1)	Shares (2)	Per-Share Amount	Net Earnings (1)	Shares (2)	Per-Share Amount	Net Earnings (1)	Shares (2)	Per-Share Amount

Amounts reported for basic EPS	$66,476	44,445	$1.50	$40,483	37,957	$1.07	$26,188	28,336	$0.92
Effect of dilutive securities:
Stock options	-	1,494		-	1,371		-	1,203
Convertible Notes	7,509	6,108		-	-		-	-
Amounts reported for diluted EPS	$73,985	52,047	$1.42	$40,483	39,328	$1.03	$26,188	29,539	$0.89

(1)	Numerator
(2)	Denominator

Options to purchase approximately 593,000 shares that were outstanding at December 28, 2002 were excluded from the computation of diluted shares because of their antidilutive effect on EPS for 2002. The exercise prices of these options ranged from $35.07 to $38.50. Options to purchase approximately 898,000 shares that were outstanding at December 29, 2001 were excluded from the computation of diluted shares because of their antidilutive effect on EPS for 2001. The exercise prices of these options ranged from $28.08 to $34.38. At December 30, 2000, no options were excluded from the computation of diluted shares.

8. Business Combinations

On October 11, 2002, a wholly owned subsidiary of the Company's Pocahontas Foods USA subsidiary acquired all of the assets of All Kitchens, Inc. ("All Kitchens"), a privately owned procurement and merchandising firm based in Boise, Idaho. All Kitchens provides procurement and merchandising services to its distributors. The Company believes that its acquisition of All Kitchens will allow it to increase its services to its existing Pocahontas foodservice distributors and to All Kitchens' distributors, as well as expand the Company's geographic base of independent foodservice distributors. The Company paid $15.6 million in cash for All Kitchens, and assumed $3.5 million of trade payables and accrued expenses with the acquisition. In addition, the Company will be required to pay the former shareholders of All Kitchens up to $3.0 million in cash, if All Kitchens achieves certain affiliate distributor targets through September 2005.

On July 26, 2002, the Company acquired all of the outstanding common stock of Thoms-Proestler Company and TPC Logistics, Inc., collectively "Thoms-Proestler," a privately owned, broadline foodservice distributor based in Rock Island, Illinois. Thoms-Proestler services customers located throughout the states of Illinois, Indiana, Iowa and Wisconsin, including the major metropolitan area of Chicago. Thoms-Proestler's customers include local and regional restaurant chains, independent restaurants and healthcare facilities. The Company believes that its acquisition of Thoms-Proestler will further extend its Broadline service area in the Midwest region. The Company paid $100.0 million for the acquisition of Thoms-Proestler, consisting of $84.1 million in cash and common stock valued at $15.9 million. The purchase price included the repayment of outstanding debt. The Company also assumed $18.4 million of trade payables and accrued expenses with the acquisition of Thoms-Proestler. In recording the acquisition, the value of the approximately 500,000 common shares issued was determined based on the measurement criteria in EITF Issue No. 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination. In addition, the Company entered into an earnout agreement whereby it will be required to pay the former shareholders of Thoms-Proestler up to $7.0 million, consisting of cash and additional common shares, if Thoms-Proestler achieves certain targeted levels of growth in sales and operating profit margin, as defined, through July 2004. The Company will record any earnout payments as additional purchase price, resulting in a corresponding increase to goodwill.

On July 12, 2002, the Company acquired all of the outstanding common stock of Middendorf Meat Company ("Middendorf"), a privately owned, broadline foodservice distributor based in St. Louis, Missouri, through the merger of Middendorf with a wholly owned subsidiary of the Company. Middendorf distributes custom-cut steaks and other foodservice items to independent restaurants, private clubs, hotels and other foodservice establishments in St. Louis and surrounding areas. The Company believes that its acquisition of Middendorf will extend its geographic coverage in a market that is contiguous to its other Broadline businesses. The Company paid $33.8 million for the acquisition of Middendorf, consisting of $22.2 million in cash and common stock valued at $11.6 million. In January 2003, the Company finalized the purchase price of Middendorf. As a result, in the first quarter of 2003, the Company will receive $2.6 million from the former owners of Middendorf related to the closing net worth adjustment and certain related claims, consisting of $1.6 million in cash and the return of $1.0 million of the Company's common shares. The Company will record this payment as an adjustment to the purchase price of Middendorf and a reduction of goodwill in 2003. The purchase price included the repayment of a portion of Middendorf's outstanding debt. The Company also assumed $11.7 million in trade payables, accrued expenses, deferred taxes and debt with the acquisition of Middendorf. In recording the acquisition, the value of the approximately 378,000 common shares issued was determined based on the measurement criteria in EITF No. 99-12. In addition, the Company entered into an earnout agreement whereby it will be required to pay the former shareholders of Middendorf up to $5.0 million, consisting of cash and additional common shares, if Middendorf achieves certain targeted levels of growth in operating profit, as defined, over a period of up to six years following the acquisition. The Company will record any earnout payments as additional purchase price, resulting in a corresponding increase to goodwill.

On May 31, 2002, the Company acquired all of the outstanding stock of Quality Foods, Inc. ("Quality Foods"), a privately owned, broadline foodservice distributor based in Little Rock, Arkansas, with distribution centers in Little Rock, and Batesville and Magee, Mississippi. Quality Foods provides products and services to traditional foodservice accounts in a region covering Arkansas, Louisiana, Mississippi, Missouri, Oklahoma, Tennessee and Texas. The Company believes that its acquisition of Quality Foods will extend its service area to a region that is geographically contiguous to its other Broadline businesses. The Company paid $90.3 million, net of cash acquired, for Quality Foods. The purchase price included the repayment of outstanding debt. The Company also assumed $25.5 million of trade payables and accrued expenses with its acquisition of Quality Foods. In addition, in connection with the acquisition of Quality Foods, the Company entered into an earnout agreement whereby it will be required to pay the former shareholders of Quality Foods up to $24.0 million in cash if Quality Foods achieves certain targeted levels of growth in operating profit, as defined, over a three-year period following the acquisition. The Company will record any earnout payments as additional purchase price, resulting in a corresponding increase to goodwill.

The following table summarizes the estimated fair value of the assets and liabilities acquired in the All Kitchens, Thoms-Proestler, Middendorf and Quality Foods acquisitions on the acquisition dates. The allocations of the excess purchase price of All Kitchens, Thoms-Proestler, Middendorf and Quality Foods are preliminary and subject to final adjustment, primarily because the Company is finalizing the opening balance sheets for these acquisitions. The Company will complete the allocation of the excess purchase price of these acquisitions within one year of the acquisition dates.

	All Kitchens	Thoms-Proestler	Middendorf	Quality Foods
(In thousands)	At October 11, 2002	At July 27, 2002	At July 12, 2002	At May 31, 2002

Current assets	$640	$29,985	$13,405	$44,215
Property and equipment	135	16,569	6,626	6,446
Intangible assets with indefinite lives:
Goodwill	10,132	57,016	20,154	56,108
Trade names and copyright	4,265	-	-	-
Total intangible assets with indefinite lives	14,397	57,016	20,154	56,108
Intangible assets with definite lives:
Customer relationships	3,534	11,158	1,578	3,669
Non-compete agreements	300	599	190	341
Trade names	-	2,527	2,693	4,456
Total intangible assets with definite lives	3,834	14,284	4,461	8,466
Other assets	75	589	898	488
Total assets acquired	19,081	118,443	45,544	115,723
Current liabilities	(3,525)	(18,407)	(5,133)	(25,463)
Long-term debt	-	-	(4,629)	-
Deferred income taxes	-	-	(1,961)	-
Total liabilities assumed	(3,525)	(18,407)	(11,723)	(25,463)
Net assets acquired	$15,556	$100,036	$33,821	$90,260

All Kitchen's intangible assets with definite lives have a weighted-average useful life of approximately 15 years, comprised of the following intangible assets and their respective weighted-average useful lives: non-compete agreements, five years and customer relationships, 15 years. Thoms-Proestler's intangible assets with definite lives have a weighted-average useful life of approximately 16 years, comprised of the following intangible assets and their respective weighted-average useful lives: non-compete agreements, five years, customer relationships, 15 years and trade name, 20 years. Middendorf's intangible assets with definite lives have a weighted-average useful life of approximately 18 years, comprised of the following intangible assets and their respective weighted-average useful lives: non-compete agreements, five years; customer relationships, 15 years; and trade name, 20 years. Quality Foods' intangible assets with definite lives have a weighted-average useful life of approximately 18 years, comprised of the following intangible assets and their respective weighted-average useful lives: non-compete agreements, three years; customer relationships, 15 years; and trade name, 20 years. The goodwill of the All Kitchens, Thoms-Proestler, Middendorf and Quality Foods acquisitions was assigned to the Broadline segment. The goodwill of All Kitchens, Thoms-Proestler and Quality Foods is deductible for tax purposes.

Also in 2002, the Company paid a total of $2.9 million in cash and issued approximately 15,000 shares of its common stock, valued at approximately $500,000, to the former shareholders of Carroll County Foods, Inc. ("Carroll County Foods") and AFFLINK Incorporated (formerly Affiliated Paper Companies, Inc., "AFFLINK") which were acquired in 2000 and 1998, respectively, as a result of certain contractual obligations in the purchase agreements relating to those acquisitions. The Company recorded these payments as additional purchase price, resulting in a corresponding increase in goodwill.

On October 16, 2001, the Company acquired all of the outstanding stock of Fresh International Corp. and its subsidiaries (collectively "Fresh Express"), a fresh-cut produce processor and distributor. The Company paid $296.4 million, net of cash acquired, for Fresh Express. The purchase price included the repayment of outstanding debt. The Company also assumed $71.7 million of trade payables, accrued expenses, deferred taxes and other liabilities with its acquisition of Fresh Express. In addition, in connection with the acquisition of Fresh Express, the Company entered into an earnout agreement whereby it will be required to pay the former shareholders of Fresh Express up to $10.0 million in cash if Fresh Express achieves targeted levels of certain sales, as defined, and synergy targets related to operating profit, during a three-year period following the acquisition. The Company will record any earnout payments as additional purchase price, resulting in a corresponding increase to goodwill.

In connection with the acquisition of Fresh Express, the Company adopted a plan for integration of the business. The Company initially established an accrual of $8.9 million to provide for certain costs of this plan. This accrual was recorded as a part of the initial allocation of the purchase price of Fresh Express. This plan will combine the Franklin Park, Illinois and the Chicago, Illinois manufacturing plants into one facility, convert the Greencastle, Pennsylvania and the Chicago facility into distribution centers, dispose of certain processing equipment at the Chicago and Greencastle plants and eliminate approximately 500 processing-related jobs at the affected facilities. The following table summarizes the activity related to the accrual for business integration:

(In thousands)	Workforce Reduction	Consolidation of Facilities and Other Charges	Total

Initial accrual	$4,025	$4,825	$8,850
Non-cash adjustments (1)	209	(2,794)	(2,585)
Cash payments	-	(992)	(992)
Balance at December 28, 2002	$4,234	$1,039	$5,273

(1)

In 2002, the Company reduced its accrual for the integration plan by $2.6 million, with a corresponding decrease in Fresh Express' goodwill. These adjustments were primarily due to the Company's finalization of the Greencastle and Chicago integration plan. In addition, the Company has decided not to dispose of certain leased office buildings in Salinas, California, as originally planned.

Through December 28, 2002, $992,000 of professional fees and lease payments have been charged against the accrual. The remaining accrual consists of $4.2 million for employee separation, $365,000 for lease and related costs and $674,000 of other costs, including professional and legal fees.

On September 10, 2001, the Company acquired all the outstanding common stock of Springfield Foodservice Corporation ("Springfield Foodservice"), a privately owned, broadline foodservice distributor based in Springfield, Massachusetts. The Company paid $80.7 million for Springfield Foodservice, consisting of $41.0 million in cash and approximately 1.3 million of the Company's common shares, valued at $39.7 million. The purchase price included the repayment of a portion of Springfield Foodservice's outstanding debt. The Company also assumed $21.2 million of trade payables, accrued expenses and debt with the acquisition of Springfield Foodservice. In addition, in connection with the acquisition, the Company entered into an earnout agreement whereby it will be required to pay a former shareholder of Springfield Foodservice up to $3.9 million, payable in cash and shares of the Company's common stock over a three-year period following the acquisition, if Springfield Foodservice achieves certain targeted levels of operating profit, as defined. The Company will record any earnout payments as additional purchase price, resulting in a corresponding increase in goodwill.

On April 2, 2001, the Company acquired all of the outstanding stock of Empire Seafood Holding Corp. and Empire Imports, Inc. (collectively "Empire Seafood"), a privately owned distributor and processor of seafood. The Company paid $75.0 million for Empire Seafood, consisting of $54.3 million in cash, net of cash acquired, and approximately 803,000 common shares, valued at $19.6 million. The Company also assumed $9.6 million of accounts payable and accrued expenses with the acquisition of Empire Seafood. In addition, in connection with the acquisition, the Company entered into an earnout agreement whereby it will be required to pay certain former shareholders of Empire Seafood up to $7.5 million over a three-year period following the acquisition, payable in cash and shares of the Company's common stock, if Empire Seafood achieves certain targeted levels of growth in adjusted operating profit, as defined. The Company will record any earnout payments as additional purchase price, resulting in a corresponding increase in goodwill. The Company accounted for the acquisition of Empire Seafood using the purchase method of accounting. The non-compete agreements and customer relationships acquired are being amortized over estimated lives of five and 15 years, respectively. The goodwill and trade name acquired ceased amortization at the beginning of 2002, in accordance with SFAS No. 142.

Also in 2001, the Company paid a total of approximately $3.8 million in cash and issued approximately 15,000 shares of its common stock for the acquisition of other businesses in 2001 and to the former shareholders of Carroll County Foods, State Hotel Supply Company, Inc. and AFFLINK, which were acquired in 2000, 1999 and 1998, respectively, as a result of certain contractual obligations in the purchase agreements related to those acquisitions. The Company recorded these earnout payments as addition purchase price, resulting in a corresponding increase in goodwill.

On December 13, 2000, the Company acquired the capital stock of Redi-Cut, a privately owned fresh-cut produce processor with facilities in Franklin Park, Illinois, a suburb of Chicago, and Kansas City, Missouri. The Company paid $132.9 million for Redi-Cut, consisting of $115.4 million in cash, net of cash acquired, and approximately 804,000 shares of its common stock, valued at $17.5 million. The Company accounted for the acquisition of Redi-Cut using the purchase method of accounting.

On August 4, 2000, the Company acquired the common stock of Carroll County Foods, a privately owned, broadline foodservice distributor based in New Windsor, Maryland. The Company paid $13.0 million for Carroll County Foods, consisting of $6.5 million in cash, net of cash acquired, and approximately 381,000 shares of its common stock, valued at $6.5 million. In connection with the Carroll County Foods acquisition, the Company entered into an earnout agreement whereby it is required to pay the former shareholders of Carroll County Foods up to $3.8 million in additional cash or shares of our common stock if Carroll County Foods achieves certain targeted levels of growth in net earnings, as defined, during a four-year period following the acquisition. The Company will record and has recorded the Carroll County Foods earnout payments as additional purchase price, resulting in a corresponding increase in goodwill. The Company accounted for the acquisition of Carroll County using the purchase method of accounting.

In 2000, the Company also paid $2.3 million and a total of approximately 89,000 shares of its common stock to the former shareholders of Dixon Tom-A-Toe Companies, Inc. and AFFLINK which were acquired in 1999 and 1998, respectively, as a result of certain contractual obligations in the purchase agreements related to those acquisitions.

The consolidated statements of earnings and cash flows reflect the results of the All Kitchens, Thoms-Proestler, Middendorf, Quality Foods, Fresh Express, Springfield Foodservice and Empire Seafood acquisitions from the dates of acquisition through December 28, 2002. The unaudited consolidated results of operations on a pro forma basis as though these acquisitions had been consummated as of the beginning of 2001 are as follows:

(In thousands, except per share amounts)	2002	2001

Net sales	$4,786,830	$4,504,239
Gross profit	783,286	704,386
Net earnings	64,307	50,578
Basic net earnings per common share	1.43	1.14
Diluted net earnings per common share	1.37	1.10

The pro forma results are presented for information purposes only and are not necessarily indicative of the results that would have occurred had these acquisitions been consummated as of the beginning of 2001. The above pro forma results include amortization expense of $1.6 million in 2001 related to the acquisition of Empire Seafood that will not continue in future years as a result of the Company's adoption of SFAS No. 142.

9. Supplemental Cash Flow Information

Supplemental disclosures of cash flow information for 2002, 2001 and 2000 are as follows:

(In thousands)	2002	2001	2000
Cash paid during the year for:
Interest	$14,222	$9,424	$6,648
Income taxes	$9,806	$15,169	$12,278
Effects of companies acquired:
Fair value of assets acquired	$303,471	$604,933	$172,107
Fair value of liabilities assumed	(60,239)	(149,747)	(24,548)
Stock issued for acquisitions	(28,103)	(59,747)	(23,366)
Net cash paid for acquisitions	$215,129	$395,439	$124,193

10. Accounts Receivable

In July 2001, the Company entered into the Receivables Facility, under which PFG Receivables Corporation, a wholly owned, special-purpose subsidiary, sold an undivided interest in certain of the Company's trade receivables. PFG Receivables Corporation was formed for the sole purpose of buying receivables generated by certain of the Company's operating units and selling an undivided interest in those receivables to a financial institution. Under the Receivables Facility, the Company's operating units sell a portion of their accounts receivable to PFG Receivables Corporation, which in turn, subject to certain conditions, may from time to time sell an undivided interest in these receivables to a financial institution. The Company's operating units continue to service the receivables on behalf of the financial institution at estimated market rates. Accordingly, the Company has not recognized a servicing asset or liability. The amount of the undivided interest in the receivables owned by the financial institution cannot exceed $90.0 million at any one time. On July 12, 2002, the Company extended its Receivables Facility through July 11, 2003.

The Company records the sale of the undivided interest in accounts receivable to the financial institution in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Accordingly, at the time the undivided interest in receivables is sold, the receivables are removed from the Company's consolidated balance sheet. The Company records a loss on the sale of the undivided interest in these receivables, which includes a discount, based upon the receivables' credit quality and a financing cost for the financial institution, based upon a 30-day commercial-paper rate. At December 28, 2002, the rate under the Receivables Facility was 1.92% per annum.

The Company received $78.0 million of proceeds from the sale of the undivided interest in receivables under the Receivables Facility in 2001 and continued to securitize its accounts receivable throughout 2001 and 2002. At December 28, 2002, securitized accounts receivable totaled $115.8 million, which included $78.0 million sold to a financial institution and derecognized from the consolidated balance sheet and included the Company's residual interest in accounts receivable ("Residual Interest") of $37.8 million, which is included in accounts receivable on the Company's consolidated balance sheet. At December 29, 2001, securitized accounts receivable totaled $116.0 million, which included $78.0 million sold to a financial institution and derecognized from the Company's consolidated balance sheet and included the Residual Interest of $38.0 million. The Residual Interest represents the Company's retained interest in receivables held by PFG Receivables Corporation. The Residual Interest was measured using the estimated discounted cash flows of the underlying accounts receivable, based on estimated collections and a discount rate approximately equivalent to the Company's incremental borrowing rate. The loss on sale of the undivided interest in receivables of $1.8 million and $1.4 million in 2002 and 2001, respectively, is included in other expense, net, in the consolidated statements of earnings and represents the Company's cost of securitizing those receivables with the financial institution.

The key economic assumptions used to measure the Residual Interest at the date of securitization and at December 28, 2002, were a discount rate of 3.00% and an estimated life of approximately 1.5 months. At December 28, 2002, an immediate adverse change in the discount rate or estimated life of 10% and 20%, with other factors remaining constant, would result in a reduction in the fair value of the Residual Interest and corresponding increase in the loss on sale of receivables of approximately $19,000 and $40,000, respectively.

11. Inventories

The following table provides details of inventories as of December 28, 2002 and December 29, 2001:

(In thousands)	2002	2001

Finished goods	$224,477	$161,175
Raw materials, including crops in ground	15,369	15,070

Inventories	$239,846	$176,245

12. Property, Plant and Equipment

Property, plant and equipment as of December 28, 2002 and December 29, 2001 consisted of the following:

(In thousands)	2002	2001	Range of Lives

Land	$28,695	$26,761
Buildings and building improvements	168,153	123,550	15-35 years
Transportation equipment	20,422	20,879	7-12 years
Warehouse and plant equipment	125,305	103,225	3-10 years
Office equipment, furniture and fixtures	52,884	40,731	3-10 years
Leasehold improvements	7,284	18,439	Lease term
Construction-in-process	11,143	7,401
	413,886	340,986
Less: accumulated depreciation and amortization	(119,892)	(93,789)
Property plant and equipment, net	$293,994	$247,197

13. Goodwill and Other Intangible Assets

The following table presents details of the Company's intangible assets as of December 28, 2002 and December 29, 2001:

	2002			2001

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Intangible assets with definite lives:
Goodwill	$-	$-	$-	$440,811	$15,625	$425,186
Customer relationships	110,509	8,464	102,045	90,569	3,308	87,261
Trade names and trademarks	33,719	1,358	32,361	80,697	457	80,240
Deferred financing costs	8,836	1,764	7,072	8,496	493	8,003
Non-compete agreements	6,544	3,659	2,885	4,914	2,619	2,295
Patents	350	15	335	-	-	-
Assembled workforce	-	-	-	1,400	73	1,327
Total intangible assets with definite lives	$159,958	$15,260	$144,698	$626,887	$22,575	$604,312

Intangible assets with indefinite lives:
Goodwill*	$590,982	$15,518	$575,464
Trade names*	60,934	135	60,799
Total intangible assets with indefinite lives	$651,916	$15,653	$636,263

* Accumulated amortization was recorded before the Company's adoption of SFAS No. 142.

The Company recorded amortization expense of $8.3 million, $10.3 million and $4.0 million in 2002, 2001, and 2000, respectively. The estimated future amortization expense on intangible assets as of December 28, 2002 is as follows:

(In thousands)

2003	$9,384
2004	9,299
2005	9,125
2006	8,758
2007	8,231
Thereafter	99,901
Total amortization expense	$144,698

The following table presents the changes in the net carrying amount of goodwill allocated to the Company's reportable segments, as defined in Note 21, during 2002:

(In thousands)	Broadline Segment	Fresh-cut Segment	Total

Balance as of December 29, 2001	$210,114	$215,072	$425,186
Goodwill acquired	146,946	-	146,946
Purchase accounting adjustments	110	1,915	2,025
Reclassification from (to) other intangible assets	(20)	1,327	1,307

Balance as of December 28, 2002	$357,150	$218,314	$575,464

In 2002, the Company acquired goodwill of $146.9 million related to its acquisitions of All Kitchens, Thoms-Proestler, Middendorf and Quality Foods and its contractual payments to Carroll County Foods and AFFLINK. In the Broadline segment in 2002, the Company adjusted goodwill by $110,000, net, for deferred taxes and other purchase price allocation adjustments related to acquisitions completed in 2001, and reclassified $20,000 of intangible assets from goodwill to other intangible assets. In the Fresh-cut segment in 2002, the Company adjusted goodwill by $1.9 million, net, for deferred taxes, additional acquisition costs and other purchase price allocation adjustments. In the first quarter of 2002, upon adoption of SFAS No. 142, the Company also reclassified a $1.3 million workforce intangible asset in its Fresh-cut segment to goodwill from other intangible assets, in accordance with SFAS No. 142.

14. Long-term Debt

Long-term debt as of December 28, 2002 and December 29, 2001 consisted of the following:

(In thousands)	2002	2001

Convertible Notes	$201,250	$201,250
Credit Facility	98,000	-
Senior Notes	50,000	50,000
Industrial Revenue Bonds	19,990	15,765
ESOP Loan	534	1,188
Other notes payable	2,825	4,270
Total long-term debt	372,599	272,473
Less: current installments	(2,504)	(1,879)
Long-term debt, excluding current installments	$370,095	$270,594

Convertible Notes

In October, 2001, the Company issued $201.3 million aggregate principal amount of 5½% convertible subordinated notes due in 2008. The net proceeds from the issuance of the Convertible Notes and from the Company's concurrent offering of common stock, discussed in Note 15, were used to repay the Company's borrowings outstanding under its then existing revolving credit facility and to fund the acquisition of Fresh Express, described in Note 8. The Convertible Notes are subordinate to all existing and future senior debt and are convertible at any time until maturity into shares of the Company's common stock at a conversion price of $32.95 per share, subject to adjustment. The Convertible Notes are redeemable at the Company's option, in whole or in part, at any time on or after October 16, 2004. Each holder of the Convertible Notes has the right to cause the Company to repurchase all of such holder's Convertible Notes at 100% of their principal amount plus accrued interest upon a change of control of the Company, as defined in the indenture governing the Convertible Notes, and upon the occurrence of certain other events. Interest is payable semi-annually. In 2001, the Company paid $6.7 million of debt issuance costs related to the Convertible Notes. The debt issuance costs are being amortized to interest expense.

Revolving Credit Facility

In October 2001, the Company entered into a $200.0 million revolving credit facility (the "Credit Facility") with several financial institutions, which replaced the Company's existing $85.0 million credit facility and $5.0 million working capital line of credit. The Credit Facility expires in 2006 and bears interest at a floating rate equal to, at the Company's election, the agent bank's prime rate or a spread over LIBOR, which varies based upon the Company's leverage ratio, as defined in the credit agreement. The Credit Facility has a commitment fee, ranging from 0.20% to 0.25% of the average daily unused portion of the total facility, based on the Company's leverage ratio, as defined in the credit agreement. The Credit Facility also requires the maintenance of certain financial ratios, as defined in the credit agreement, and contains customary events of default. The Credit Facility allows for the issuance of up to $90.0 million of standby letters of credit, which reduce borrowings available under the Credit Facility. At December 28, 2002, the Company had $27.6 million of outstanding letters of credit under the Credit Facility. The Credit Facility also requires that the Company's existing subsidiaries and future subsidiaries that engage in any business operation or own assets with a fair market value in excess of $5.0 million, guarantee all of the Company's borrowings, letters of credit and other obligations under the Credit Facility. At December 28, 2002, the Company had $98.0 million outstanding under the Credit Facility and $74.4 million available under the Credit Facility, subject to compliance with customary borrowing conditions. At December 28, 2002, the Company's borrowings under the Credit Facility bore interest at a rate of 2.17% per annum. Interest is payable monthly.

Senior Notes

In May 1998, the Company issued $50.0 million of unsecured 6.77% Senior Notes due May 2010 in a private placement. Interest is payable semi-annually. The Senior Notes require the maintenance of certain financial ratios, as defined, regarding debt to capital, fixed charge coverage and minimum net worth.

Industrial Revenue Bonds

In November 1999, prior to its acquisition by the Company, Redi-Cut issued Tax Exempt Multi-Modal Industrial Development Revenue Bonds. The proceeds from the sale of these bonds, totaling $7.0 million, were used to finance the acquisition, construction, installation and equipment of Redi-Cut's fresh-cut produce processing facility in Kansas City, Missouri. Interest on these bonds is payable monthly. The bonds have annual mandatory redemptions from June 2001 through 2020. At December 28, 2002, the Company had $6.5 million outstanding under these bonds. Interest on the bonds adjusts weekly and was 1.70% per annum at December 28, 2002. The bonds are secured by a letter of credit issued by a commercial bank.

In March 1999, one of the Company's subsidiaries issued $9.0 million of tax-exempt industrial revenue bonds to finance the construction of a produce-processing facility. In January 2001, these bonds were refinanced with the proceeds of $9.0 million taxable revenue bonds, in order to free the Company from certain restrictive covenants applicable to the subsidiary that issued the tax-exempt bonds. Like the tax-exempt bonds, these taxable bonds bear interest at a rate determined weekly by the remarketing agent for the bonds, are secured by a letter of credit issued by a commercial bank and mature in March 2019. The interest rate for these bonds was 1.47% per annum at December 28, 2002.

In December 1997 and September 1999, prior to its acquisition by the Company, Middendorf issued tax-exempt private activity revenue bonds totaling $3.7 million and $2.0 million, respectively. Payments on these bonds are due monthly through June 2011. These bonds bear interest at a fixed rate of 6.69% and 7.14% per annum, respectively. At December 28, 2002, the Company had $4.5 million outstanding under these bonds.

ESOP Loan

The Company sponsors a leveraged employee stock ownership plan that was financed with proceeds of a note payable to a commercial bank (the "ESOP Loan"). The ESOP Loan is secured by the common stock of the Company acquired by the employee stock ownership plan and is guaranteed by the Company. The Loan is payable in quarterly installments of $170,000, which includes interest based on LIBOR plus a spread over LIBOR (2.87% per annum at December 28, 2002). Based on the interest rate and payment schedule at December 28, 2002, the ESOP Loan will mature in the fourth quarter of 2003. A significant change in the interest rate may result in a different maturity date.

Maturities of long-term debt are as follows:

(In thousands)
2003	$2,504
2004	1,353
2005	901
2006	98,833
2007	879
Thereafter	268,129
Total long-term debt	$372,599

15. Shareholders' Equity

Shares Authorized

In May 2001, the shareholders of the Company approved an increase to the number of authorized shares of its common stock from 50,000,000 shares to 100,000,000 shares.

Stock Split

In April 2001, the Company's board of directors declared a two-for-one stock split effected as a 100% stock dividend. The record date of the stock dividend was April 23, 2001, and the stock dividend was distributed to shareholders on April 30, 2001. All references to the number of common shares, per common share amounts, stock option data and market prices of the Company's common stock in this Form 10-K have been restated to give retroactive effect to the stock split for all periods presented.

Stock Offerings

In October 2001, the Company issued 5.8 million shares of its common stock. The proceeds from this offering of $143.4 million, after deducting underwriting discounts and estimated offering expenses, and proceeds from the concurrent offering of Convertible Notes, described in Note 14, were used to repay the Company's borrowings then outstanding under its existing revolving credit facility and to fund the acquisition of Fresh Express (see Note 8).

In December 2000, the Company completed its offering of 6.4 million shares of its common stock. The proceeds from this offering of $124.4 million, after deducting underwriting discounts and estimated offering expenses, were used to fund the cash portion of the purchase price of Redi-Cut and repay borrowings then outstanding under our existing credit facility.

Shareholders' Rights Plan

In May 1997, the Company's board of directors approved a shareholders' rights plan. A dividend of one stock purchase right (a "Right") per common share was distributed to shareholders of record in May 1997. Common shares issued subsequent to the adoption of the rights plan automatically have Rights attached to them. Under certain circumstances, each Right entitles the shareholders to one-hundredth of one share of preferred stock, par value $.01 per share, at an initial exercise price of $50 per Right. The Rights will be exercisable only if a person or group acquires 20% or more of the Company's outstanding common stock. Until the Rights become exercisable, they have no dilutive effect on the Company's net earnings per common share. The Company can redeem the Rights, which are non-voting, at any time prior to them becoming exercisable at a redemption price of $.001 per Right. The Rights will expire in May 2007, unless redeemed earlier by the Company.

16. Leases

The Company leases various warehouse and office facilities and certain equipment under long-term operating lease agreements that expire at various dates. At December 28, 2002, the Company is obligated under non-cancelable operating lease agreements to make future minimum lease payments as follows:

(In thousands)
2003	$42,857
2004	35,391
2005	27,238
2006	20,996
2007	15,042
Thereafter	65,519
Total minimum lease payments	$207,043

Total rent expense for operating leases in 2002, 2001 and 2000 was $45.1 million, $31.4 million and $24.5 million, respectively. Sublease rental income, which the Company records in operating expenses in its consolidated statements of earnings, was $7.0 million and $2.9 million in 2002 and 2001, respectively. The Company had no sublease rental income in 2000. As of December 28, 2002, minimum rental income under non-cancelable subleases totaled $11.2 million, consisting of $5.4 million for 2003, $2.9 million for 2004, $1.4 million for 2005, $679,000 for 2006, $446,000 for 2007 and $312,000 thereafter.

The Company has two master operating lease facilities. In September 1997, the Company entered into its first master operating lease facility (the "First Facility") to construct or purchase various distribution centers and processing plants. In February 2001, the Company increased the First Facility from $47.0 million to $55.0 million. On September 11, 2002, the lessor sold one processing plant previously included in the First Facility to a third party unaffiliated with the Company. The Company concurrently entered into an operating lease with that unaffiliated third party for the same processing plant. The operating lease has an initial term of 22 years, plus five renewal options of five years each. On September 12, 2002, the original expiration date of the leases in the First Facility, the Company extended the expiration date of the remaining leases in this facility to June 9, 2005, and decreased the size of this facility to $35.8 million. At December 28, 2002, the First Facility included three distribution centers, and construction expenditures by the lessor under the First Facility for these three centers totaled $35.8 million.

In June 2000, the Company entered into a $60.0 million master operating lease facility (the "Second Facility") to construct or purchase various office buildings and distribution centers. On September 11, 2002, the lessor sold one distribution center previously included in the Second Facility to a third party unaffiliated with the Company. The Company concurrently entered into an operating lease with that unaffiliated third party for the same distribution center. The operating lease has an initial term of 22 years, plus five renewal options of five years each. On September 12, 2002, the Company reduced the size of this facility to $24.2 million. At December 28, 2002, the Second Facility included two distribution centers and one office building. The leases relating to these three properties, as well as any other leases that the Company may enter into under this facility in the future, end on June 9, 2005. Through December 28, 2002, construction expenditures by the lessor under the Second Facility totaled $20.5 million.

Under both of these master operating lease facilities, the lessor owns the distribution centers and office building, incurs the related debt to construct the properties, and thereafter leases each property to the Company. The Company has entered into leases for each of the properties in these facilities. Upon the expiration of the leases under the First and Second Facilities, the Company may seek to renew the leases. If it is unable to or chooses not to renew the leases, it has the option of facilitating the sale of the properties to third parties or purchasing the properties at their original cost. If the properties in the First Facility and the Second Facility are sold to third parties for less than their aggregate original cost, the Company is obligated, under residual value guarantees, to pay the lessor an amount equal to the lesser of either the shortfall or 88% or 85%, respectively, of original cost. Because of the location and condition of each of the distribution centers and office building in the First and Second Facilities, the Company believes that the anticipated fair value of these properties could eliminate or substantially reduce its exposure under the residual value guarantees.

The Company's leases under the two master operating lease facilities qualify for operating lease accounting treatment under SFAS No. 13, Accounting for Leases. Therefore, the buildings and the debt incurred to construct them of $56.3 million as of December 28, 2002, were not included on the Company's consolidated balance sheet. In the third quarter of 2003, the Company will be required to adopt the provisions of FIN 46. Under the current structure of the First and Second Facilities, the Company will be required to consolidate these facilities upon the adoption of FIN 46. If consolidated, the Company's property, plant and equipment and current and long-term debt will increase on its consolidated balance sheet. The Company is currently evaluating the impact of adopting FIN 46 on its consolidated financial statements.

17. Income Taxes

Income tax expense consisted of the following:

(In thousands)	2002	2001	2000
Current:
Federal	$30,948	$16,173	$13,953
State	2,647	274	692
	33,595	16,447	14,645
Deferred:
Federal	5,795	7,546	1,331
State	496	819	75
	6,291	8,365	1,406
Total income tax expense	$39,886	$24,812	$16,051

The effective income tax rates for 2002, 2001 and 2000 were 37.5%, 38% and 38%, respectively. Actual income tax expense differs from the amount computed by applying the applicable U.S. federal corporate income tax rate of 35% to earnings before income taxes as follows:

(In thousands)	2002	2001	2000

Federal incomes taxes computed at statutory rate	$37,227	$22,853	$14,783
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal income tax benefit	2,042	742	617
Non-deductible expenses	773	362	145
Tax credits	(183)	(280)	(281)
Amortization of goodwill	-	1,063	548
Other, net	27	72	239
Total income tax expense	$39,886	$24,812	$16,051

Deferred income taxes are recorded based upon the tax effects of differences between the financial statement and tax bases of assets and liabilities and available tax loss and credit carryforwards. Temporary differences and carryforwards that created significant deferred tax assets and liabilities at December 28, 2002 and December 29, 2001 were as follows:

(In thousands)	2002	2001
Deferred tax assets:
Allowance for doubtful accounts	$3,088	$1,990
Inventories	2,593	643
Accrued employee benefits	4,936	4,540
Self-insurance reserves	3,008	2,007
Deferred income	4,572	620
Net operating loss carryforwards	4,567	3,107
Tax credit carryforwards	-	584
Other accrued expenses	7,038	63
Total deferred tax assets	29,802	13,554
Deferred tax liabilities:
Property, plant and equipment	26,794	18,436
Basis difference in intangible assets	62,446	34,209
Other	7,382	3,043
Total deferred tax liabilities	96,622	55,688
Net deferred tax liability	$(66,820)	$(42,134)

The net deferred tax asset (liability) is presented in the December 28, 2002 and December 29, 2001 consolidated balance sheets as follows:

(In thousands)	2002	2001

Current deferred tax asset	$17,869	$8,832
Noncurrent deferred tax liability	(84,689)	(50,966)
Net deferred tax liability	$(66,820)	$(42,134)

The net operating loss carryforwards expire in years 2003 through 2022. The Company believes the deferred tax assets will more likely than not be realized.

18. Employee Savings and Stock Ownership Plan

The Company sponsors the Performance Food Group Company Employee Savings and Stock Ownership Plan (the "ESOP"). The ESOP consists of two components: a leveraged employee stock ownership plan and a defined contribution plan covering substantially all full-time employees.

In 1988, the ESOP acquired 3,642,796 shares of the Company's common stock from existing shareholders, financed with assets transferred from predecessor plans and the proceeds of the ESOP Loan, discussed in Note 14. The Company is required to make contributions to the ESOP equal to the principal and interest amounts due on the ESOP Loan. Accordingly, the outstanding balance of the ESOP Loan is included in the Company's consolidated balance sheets as a liability, with an offsetting amount included as a reduction of shareholders' equity.

The ESOP expense recognized by the Company is equal to the principal portion of the required payments. Interest on the ESOP Loan is recorded as interest expense. The Company contributed approximately $680,000 to the ESOP per year in 2002, 2001 and 2000. These amounts included interest expense on the ESOP Loan of $30,000, $75,000 and $129,000 in 2002, 2001 and 2000, respectively. The release of ESOP shares is based upon debt-service payments. Upon release, the shares are allocated to participating employees' accounts. At December 28, 2002, 1,877,555 shares had been allocated to participant accounts and 161,053 shares were held as collateral for the ESOP loan. All ESOP shares are considered outstanding for earnings-per-share calculations.

Employees participating in the defined contribution component of the ESOP may elect to contribute between 1% and 50% of their qualified compensation, up to a maximum dollar amount as specified by the provisions of the Internal Revenue Code. In 2002, the Company matched 150% of the first 1% of employee contributions, 100% of the next 1% of employee contributions and 50% of the next 2% of employee contributions, for a total match of 3.5%. In 2001, the Company matched 100% of the first 2% of employee contributions, and 50% of the next 2% of employee contributions, for a total match of 3%. In 2000, the Company matched 100% of the first 1% of employee contributions, and 50% of the next 3% of employee contributions, for a total match of 2.5%. Matching contributions totaled $6.4 million, $3.4 million and $2.1 million, in 2002, 2001 and 2000, respectively. The Company, at the discretion of the board of directors, may make additional contributions to the ESOP. The Company made no discretionary contributions under the defined contribution portion of the ESOP in 2002, 2001 or 2000. In 2003, the Company will match 200% of the first 1% of employee contributions, 100% of the next 1% of employee contributions and 50% of the next 2% of employee contributions, for a total match of 4%. A portion of this match, 0.5% of the first 1% of employee contributions, will be made by the Company in shares of its common stock instead of in cash.

19. Stock Compensation Plans

At December 28, 2002, the Company had four stock-based compensation plans, which are described in the following paragraphs. In accordance with APB No. 25, no compensation expense has been recognized for the Company's stock option plans and stock purchase plan. Note 2 presents the Company's net earnings and net earnings per common share had compensation expense for those plans been determined based on the fair value at the grant date, consistent with the method in SFAS No. 123.

Stock Option and Incentive Plans

The Company sponsors the 1989 Nonqualified Stock Option Plan (the "1989 Plan"). The options granted under this plan vest ratably over a four-year period from date of grant. At December 28, 2002, 39,532 options were outstanding under the 1989 Plan, all of which were exercisable. The options have terms of 10 years from the date of grant. No grants have been made under the 1989 Plan since July 1993.

The Company also sponsors the 1993 Outside Directors Stock Option Plan (the "Directors' Plan"). A total of 210,000 shares have been authorized in the Directors Plan. The Directors Plan provides for an initial grant to each non-employee member of the board of directors of 10,500 options and an annual grant of 5,000 options at the then current market price. Options granted under the Directors' Plan totaled 25,000 in 2002, 25,000 in 2001 and 30,500 in 2000. These options have an exercise price equal to the market price of the Company's common stock on the grant date, vest one year from the date of grant and have terms of 10 years from the grant date. At December 28, 2002, 189,000 options were outstanding under the Directors' Plan, of which 164,000 were exercisable.

The 1993 Employee Stock Incentive Plan (the "1993 Plan") provides for the award of up to 5,650,000 shares of common stock to officers, key employees and consultants of the Company. The Company expenses stock options granted to consultants as required by SFAS No. 123. Awards under the 1993 Plan may be in the form of stock options, stock appreciation rights, restricted stock, deferred stock, stock purchase rights or other stock-based awards. No grants of common stock or related rights were made in 2002, 2001 or 2000. Stock options granted under the 1993 Plan have an exercise price equal to the market price of the Company's common stock at the grant date. With the exception of the special options granted in 2001 discussed below, the stock options granted under the 1993 Plan have terms of 10 years and the options granted in 2002, 2001 and 2000 vest four years from the date of grant. In 2001, special stock options were granted to certain executives and key employees under the 1993 Plan. These options have vesting schedules dependent upon the Company's stock price and earnings. If the Company fails to achieve all vesting milestones, the unvested options become vested and exercisable approximately 10 years from the date of grant. These options have an exercise price equal to the market price of the Company's common stock at the grant date. Stock options granted under the 1993 Plan totaled 712,225, 1,114,566 and 1,215,202 in 2002, 2001 and 2000 respectively. At December 28, 2002, 4,145,086 options were outstanding under the 1993 Plan, of which 987,150 were exercisable.

A summary of the Company's stock option activity and related information for all stock option plans for 2002, 2001 and 2000 is as follows:

2002			2001		2000
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted -Average Exercise Price

Outstanding at beginning of year	4,109,748	$15.40	3,324,150	$10.34	2,560,080	$8.50
Granted*	737,225	35.92	1,139,566	27.85	1,245,702	13.10
Exercised	(368,858)	8.92	(264,615)	5.61	(306,522)	5.80
Canceled	(104,497)	19.88	(89,353)	14.59	(175,110)	10.98
Outstanding at end of year	4,373,618	$19.30	4,109,748	$15.40	3,324,150	$10.34
Options exercisable at year-end	1,190,682	$8.96	757,435	$7.29	812,326	$6.09
Weighted average fair value of options granted during the year		$17.46		$14.21		$6.50

* Options granted in 2002 included 445,000 options granted related to an annual option grant, 172,000 options granted related to acquisitions, 25,000 options granted to directors under the Directors' Plan and 95,225 other options granted. Options granted in 2001 included 406,400 options granted related to an annual option grant, 232,000 options granted related to acquisitions, 25,000 options granted to directors under the Directors' Plan, 246,000 special options granted, discussed above and 230,166 other options granted. Options granted in 2000 included 611,398 options granted related to an annual option grant, 160,000 options granted related to acquisitions, 30,500 options granted to directors under the Directors' Plan and 443,804 other options granted.

The fair value of each option was estimated at the grant date using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for all stock option plan grants in 2002, 2001 and 2000, respectively: risk-free interest rates of 3.40%, 4.70% and 5.28%; expected volatilities of 43.8%, 43.1%, and 44.3%; expected option lives of 6.6 years, 6.7 years and 6.3 years, and expected dividend yields of 0% in each year.

The following table summarizes information about stock options outstanding at December 28, 2002:

Options Outstanding						Options Exercisable
Range of Exercise Prices			Number Outstanding at Dec. 28, 2002	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Exercisable at Dec. 28, 2002	Weighted- Average Exercise Price

$3.03	-	$6.34	142,974	1.39 years	$4.50	142,974	$4.50
$7.09	-	$10.62	1,545,118	5.58 years	9.19	965,658	8.83
$11.44	-	$16.00	662,086	6.66 years	13.23	55,400	13.14
$17.19	-	$25.77	399,500	7.95 years	21.17	1,000	23.78
$25.90	-	$38.50	1,623,940	8.84 years	32.23	25,650	28.48
$3.03	-	$38.50	4,373,618		$19.30	1,190,682	$8.96

Employee Stock Purchase Plan

The Company maintains the Performance Food Group Employee Stock Purchase Plan (the "Stock Purchase Plan"), which permits eligible employees to invest through periodic payroll deductions, in the Company's common stock at 85% of the lesser of the market price or the average market price as defined in the plan document. The Company is authorized to issue 1,725,000 shares under the Stock Purchase Plan. Purchases under the Stock Purchase Plan are made twice a year, on January 15th and on July 15th. Shares purchased under the Stock Purchase Plan totaled approximately 201,000 in 2002, 186,000 in 2001 and 187,000 in 2000. At January 14, 2003, subscriptions under the Stock Purchase Plan were outstanding for approximately 108,000 shares at $25.69 per share. The grant date weighted-average fair value of each option to purchase under the Stock Purchase Plan was estimated to be $5.62, $6.91 and $3.56 in 2002, 2001 and 2000, respectively

20. Related Party Transactions

The Company leased land and buildings from certain shareholders and members of their families in 2001 and 2000. The Company made lease payments under these leases of $32,000 and $1.2 million in 2001 and 2000, respectively. In January 2001, the unaffiliated owner trust under one of the Company's master operating lease facilities acquired the property from the shareholders and members of their families.

21. Industry Segment Information

The Company markets and distributes food and non-food products to customers in the foodservice, or "food-away-from-home," industry. In addition, the Company is a major processor of fresh-cut produce, which is marketed and distributed to retail and foodservice customers. The Company has aggregated its subsidiaries into three segments, as defined by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, based upon their respective economic characteristics. The Broadline segment markets and distributes food and non-food products to both street and chain customers. The Customized segment services family and casual dining chain restaurants nationwide and internationally. The Fresh-cut segment purchases, processes, packages and distributes a variety of packaged, ready-to-eat salads and other fresh-cut produce to food retailers and to third-party distributors for resale primarily to quick-service restaurants. The accounting policies of the segments are the same as those described in Note 2. Intersegment sales represent sales between the segments, which are eliminated in consolidation.

(In thousands)	Broadline	Customized	Fresh-cut	Corporate & Intersegment	Consolidated
2002
Net external sales	$2,204,130	$1,409,594	$824,659	$-	$4,438,383
Intersegment sales	677	-	12,343	(13,020)	-
Operating profit	55,232	15,903	68,543	(13,980)	125,698
Total assets	739,574	125,325	610,267	142,551	1,617,717
Interest expense (income)	10,704	468	20,545	(12,954)	18,763
Loss (gain) on sale of receivables	6,274	1,632	-	(6,074)	1,832
Depreciation	12,778	3,138	19,185	1,421	36,522
Amortization	2,584	-	4,531	1,225	8,340
Capital expenditures	7,996	7,050	36,871	5,739	57,656

2001
Net external sales	$1,641,052	$1,235,630	$360,566	$-	$3,237,248
Intersegment sales	528	-	5,129	(5,657)	-
Operating profit	41,523	12,795	30,028	(8,361)	75,985
Total assets	477,474	101,681	596,967	101,669	1,277,791
Interest expense (income)	7,624	2,707	12,465	(13,989)	8,807
Loss (gain) on sale of receivables	3,146	820	-	(2,521)	1,445
Depreciation	10,301	2,474	8,320	621	21,716
Amortization	5,061	-	4,864	340	10,265
Capital expenditures	16,250	2,828	7,991	3,067	30,136

2000
Net external sales	$1,367,454	$1,105,365	$132,649	$-	$2,605,468
Intersegment sales	314	-	4,096	(4,410)	-
Operating profit	35,147	10,553	9,500	(6,302)	48,898
Total assets	345,064	122,601	218,390	24,216	710,271
Interest expense (income)	8,176	3,603	2,172	(7,358)	6,593
Depreciation	8,458	2,046	3,131	244	13,879
Amortization	3,271	-	633	94	3,998
Capital expenditures	16,372	1,601	11,363	1,656	30,992

The sales mix for the Company's principal product and service categories is as follows (unaudited):

(In thousands)	2002	2001	2000

Center-of-the-plate	$1,360,244	$1,115,535	$1,016,519
Pre-cut produce	758,147	319,768	137,143
Canned and dry groceries	734,962	582,927	552,340
Frozen foods	576,976	449,810	317,364
Refrigerated and dairy products	381,779	328,039	260,158
Paper products and cleaning supplies	269,831	225,997	197,774
Other produce	268,388	150,935	64,596
Procurement merchandising and other services	50,462	34,223	28,768
Equipment and supplies	37.594	30,014	30,806
Total	$4,438,383	$3,237,248	$2,605,468

22. Commitments and Contingencies

At December 28, 2002, the Company's Fresh-cut segment had contracts to purchase produce totaling $86.4 million. These contracts expire at various times throughout 2003 and 2004. Amounts due under these contracts were not included on the Company's consolidated balance sheets as of December 28, 2002, in accordance with generally accepted accounting principles.

From time to time, the Company is involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not have a material adverse effect on the Company's financial condition or results of operations.

The Company has entered into various guarantee agreements. These agreements arose in transactions related to the acquisition of certain businesses, residual value guarantees on its two master operating lease facilities and residual value guarantees on certain of its operating leases. The Company adopted the disclosure provisions of FIN 45 in 2002, which is discussed in Note 2. The disclosures required by FIN 45 related to these guarantees are included below.

In connection with certain acquisitions, the Company has entered into earnout agreements with certain of the former owners of the businesses that the Company has acquired. These agreements are based upon certain net earnings and synergy targets, as defined in each agreement, and discussed in more detail in Note 8. These earnout payments are for companies acquired from 2000 to 2002, and may include payments in cash and/or shares of the Company's common stock. As of December 28, 2002, the maximum potential earnout obligation, assuming all future earnout targets are met in their earliest possible years, totaled $55.7 million: $16.2 million in 2003, $20.8 million in 2004, $17.0 million in 2005 and $1.7 million in 2006. These contingent payments are not recorded on the Company's consolidated balance sheet at December 28, 2002, in accordance with generally accepted accounting principles. If paid, these earnout payments would increase the goodwill of the companies acquired. If the future earnout targets are not met, these maximum amounts will be lower, or the Company may not be required to make any payments.

The Company has entered into numerous operating leases, including leases of buildings, equipment, tractors and trailers. In certain of these leases, the Company has provided residual value guarantees to the lessors. As of December 28, 2002, the undiscounted maximum amount of potential future payments under the guarantees is approximately $5.9 million. This maximum amount related to residual value guarantees under the Company's operating leases would be mitigated by the fair value of the leased assets at lease expiration. No amounts have been accrued on the Company's consolidated balance sheet for any estimated payments with respect to the residual value guarantees as of December 28, 2002, because it is not probable that the estimated residual value of the buildings and equipment will be less than the amounts stipulated in the agreements. The assessment as to whether it is probable that the Company will be required to make payments under the terms of the guarantees is based upon the Company's actual and expected loss experience. These leases have expiration dates ranging from 2003 to 2010.

The Company has residual value guarantees under its two master operating lease facilities, described in Note 16. These residual value guarantees are not recorded on the Company's consolidated balance sheet as of December 28, 2002, in accordance with generally accepted accounting principles. Upon the expiration or termination of the master operating lease facilities, one of the options available to the Company is facilitating the sale of the properties within the First and Second Facilities to third parties. If the properties in the First and Second Facility are sold to third parties for less than their aggregate original cost, the Company is obligated, under residual value guarantees, to pay the lessor an amount equal to the lesser of either the shortfall or 88% and 85%, respectively, of original cost. Through December 28, 2002, construction expenditures by the lessor under the First and Second Facilities totaled $35.8 million and $20.5 million, respectively. The undiscounted maximum amount of potential future payments under residual value guarantees relative to the properties in the First and Second Facilities is $48.5 million. As of December 28, 2002, because of the location and condition of each of the properties in the First and Second Facilities, the Company believes that the anticipated fair value of these properties could eliminate or substantially reduce its exposure under the residual value guarantees.

Independent Auditors' Report

The Board of Directors
Performance Food Group Company:

Under date of February 3, 2003, we reported on the consolidated balance sheets of Performance Food Group Company and subsidiaries (the "Company") as of December 28, 2002 and December 29, 2001, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the fiscal years in the three-year period ended December 28, 2002, as contained in the 2002 annual report to shareholders. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule included herein. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material aspects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its methods of accounting for business combinations and goodwill and other intangible assets.

/s/ KPMG LLP

Richmond, Virginia
February 3, 2003

PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

	Beginning Balance	Additions		Deductions	Ending Balance
(In thousands)		Charged to Expense	Charged to Other Accounts

Allowance for Doubtful Accounts

December 30, 2000	$4,477	$2,650	$460	$2,755	$4,832

December 29, 2001	4,832	3,364	4,298	3,247	9,247

December 28, 2002	9,247	3,385	4,235	3,390	13,477