Form 10-Q
period 2003-03-29
PERFORMANCE FOOD GROUP CO
filed 2003-05-13
CIK 908254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 29, 2003

Commission File No.: 0-22192

PERFORMANCE FOOD GROUP COMPANY
(Exact name of registrant as specified in its charter)

Tennessee (State or other jurisdiction of incorporation or organization)	54-0402940 (I.R.S. employer identification number)

12500 West Creek Parkway Richmond, Virginia (Address of Principal Executive Offices)	23238 (Zip Code)

(804) 484 -7700 Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

X	Yes	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

X	Yes	No

As of May 12, 2003, 45,412,471 shares of the issuer's common stock were outstanding.

Independent Accountants' Review Report

The Board of Directors and Shareholders
Performance Food Group Company:

We have reviewed the accompanying condensed consolidated balance sheet of Performance Food Group Company and subsidiaries (the Company) as of March 29, 2003 and the related condensed consolidated statements of earnings and cash flows for the three-month periods ended March 29, 2003 and March 30, 2002. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Performance Food Group Company and subsidiaries as of December 28, 2002, and the related consolidated statements of earnings, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 3, 2003, we expressed an unqualified opinion on those consolidated financial statements. Our report referred to changes in accounting for business combinations and goodwill and other intangibles. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 28, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/KPMG LLP

Richmond, Virginia
April 28, 2003

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands)	March 29, 2003	December 28, 2002

ASSETS
Current assets:
Cash and cash equivalents	$39,190	$33,660
Accounts receivable, net, including
retained interest in securitized receivables	228,461	220,676
Inventories	241,568	239,846
Other current assets	34,386	34,964

Total current assets	543,605	529,146

Property, plant and equipment, net	303,978	293,994
Goodwill, net	585,474	575,464
Other intangible assets, net	203,347	205,497
Other assets	9,637	13,616

Total assets	$1,646,041	$1,617,717

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Outstanding checks in excess of deposits	$57,078	$74,759
Current installments of long-term debt	2,129	2,504
Trade accounts payable	264,595	236,438
Other current liabilities	147,380	134,363

Total current liabilities	471,182	448,064

Long-term debt, excluding current installments	351,763	370,095
Deferred income taxes	87,644	84,689

Total liabilities	910,589	902,848

Shareholders' equity	735,452	714,869

Total liabilities and shareholders' equity	$1,646,041	$1,617,717

See accompanying notes to unaudited condensed consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings (Unaudited)
	Three Months Ended

(In thousands, except per share amounts)	March 29, 2003	March 30, 2002

Net sales	$1,269,105	$996,903
Cost of goods sold	1,069,767	843,578

Gross profit	199,338	153,325

Operating expenses	168,934	131,909

Operating profit	30,404	21,416

Other income (expense), net:
Interest expense	(4,790)	(4,299)
Loss on sale of receivables	(324)	(438)
Other, net	1,193	531

Other expense, net	(3,921)	(4,206)

Earnings before income taxes	26,483	17,210

Income tax expense	10,063	6,454

Net earnings	$16,420	$10,756

Weighted average common shares outstanding	45,345	43,847
Basic net earnings per common share	$0.36	$0.25

Weighted average common shares and dilutive
potential common shares outstanding	52,452	45,411
Diluted net earnings per common share	$0.35	$0.24

See accompanying notes to unaudited condensed consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
	Three Months Ended

(In thousands)	March 29, 2003	March 30, 2002

Cash flows from operating activities:
Net earnings	$16,420	$10,756
Adjustments to reconcile net earnings to net cash provided
by operating activities:
Depreciation	10,155	8,310
Amortization	2,078	1,782
Gain on sale of investment	(956)	-
Tax benefit on exercise of stock options	862	-
Other	533	108
Change in operating assets and liabilities, net	35,142	12,369

Net cash provided by operating activities	64,234	33,325

Cash flows from investing activities:
Purchases of property, plant and equipment	(20,208)	(11,657)
Net cash paid for acquisitions	(9,704)	-
Proceeds from sale of investment	4,500	-
Proceeds from sale of property, plant and equipment	9	420

Net cash used in investing activities	(25,403)	(11,237)

Cash flows from financing activities:
Decrease in outstanding checks in excess of deposits	(17,681)	(2,200)
Net payments on revolving credit facility	(18,000)	-
Principal payments on long-term debt	(707)	(501)
Cash paid for debt issuance costs	(238)	(119)
Employee stock option, incentive and purchase plans	3,325	3,374

Net cash (used in) provided by financing activities	(33,301)	554

Net increase in cash	5,530	22,642

Cash, beginning of period	33,660	68,274
Cash, end of period	$39,190	$90,916

See accompanying notes to unaudited condensed consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation

The accompanying condensed consolidated financial statements of Performance Food Group Company and subsidiaries (the "Company") as of March 29, 2003 and for the three months ended March 29, 2003 and March 30, 2002 are unaudited. The unaudited December 28, 2002 condensed consolidated balance sheet was derived from the audited consolidated balance sheet included in the Company's latest Annual Report on Form 10-K. The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting, and in accordance with Rule 10-01 of Regulation S-X.

In the opinion of management, the unaudited condensed consolidated financial statements contained in this report reflect all adjustments, consisting of only normal recurring accruals, which are necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. References in this Form 10-Q to the 2003 and 2002 quarters refer to the fiscal quarters ended March 29, 2003 and March 30, 2002, respectively.

These unaudited condensed consolidated financial statements, note disclosures and other information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K.

2. Summary of Significant Accounting Policies

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period's presentation.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the Company's condensed consolidated financial statements and notes thereto. The most significant estimates used by management are related to the accounting for the allowance for doubtful accounts, business combinations, off balance sheet financing activities, incurred but not reported insurance claims, reserve for inventories, sales incentives, vendor rebates and other promotional incentives, bonus accruals, depreciation, amortization and tax liabilities. Actual results could differ from these estimates.

Recently Issued Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses accounting for legal obligations associated with the retirement of certain long-lived assets that result from the acquisition, construction, development and the normal operation of long-lived assets. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense over the asset's useful life. The Company adopted the provisions of SFAS No. 143 at the beginning of 2003. The adoption of SFAS No. 143 did not have a material impact on the Company's consolidated financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. ("FIN") 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on the existing disclosure requirements for most guarantees. It also clarifies that at the time a company issues a guarantee, it must recognize an initial liability for the fair value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The accounting provisions of FIN 45 were effective on a prospective basis to guarantees issued or modified after December 15, 2002. The disclosure requirements of FIN 45 were effective for financial statements for periods ending after December 15, 2002. The Company adopted the disclosure requirements of FIN 45 in 2002. The Company applied the accounting requirements of FIN 45 to any guarantees issued or modified after December 15, 2002. The adoption of FIN 45 did not have a material impact on the Company's consolidated financial position or results of operations.

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

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies in the first interim or annual period beginning after June 15, 2003 to variable interest entities existing or acquired before February 1, 2003. It also applies to all new variable interest entities created or acquired after January 31, 2003. In the third quarter of 2003, the Company will be required to adopt the provisions of FIN 46. Under the current structure of the Company's two master operating lease facilities, it will be required to consolidate these facilities upon the adoption of FIN 46. If consolidated, the Company's property, plant and equipment and current and long-term debt will increase on its consolidated balance sheet. The Company does not expect that FIN 46 will require it to consolidate its receivables purchase facility ("Receivables Facility"). The Company is currently evaluating the impact of adopting FIN 46 on its consolidated financial position and results of operations.

In January 2003, the Emerging Issues Task Force of the FASB, or EITF, reached a final consensus on EITF No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor. EITF No. 02-16 clarifies certain aspects for accounting and recording by customers of consideration received from suppliers. Under EITF No. 02-16, consideration received related to growth rebates and agreements containing specified time period restrictions should be recorded as a reduction of cost of goods sold and recognized on a systematic and rational allocation if the amounts are probable and reasonably estimable. In addition, consideration received for certain promotional activities should be recorded as a reduction of those costs, with any excess being recorded as a reduction of cost of goods sold. The Company adopted EITF No. 02-16 at the beginning of 2003. The application of EITF No. 02-16 did not have a material impact on the Company's consolidated financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The Statement amends and clarifies accounting for derivative instruments. SFAS No. 149 is effective for most contracts entered into or modified after June 30, 2003, except for certain contracts for which it is effective for existing contracts as well. The Company is currently evaluating the impact of the adoption of this statement. However, the Company does not expect the adoption of this statement to have a material impact on its consolidated financial position or results of operations.

Stock-Based Compensation

At March 29, 2003, the Company had four stock-based employee compensation plans, which are described more fully in its 2002 Annual Report on Form 10-K. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no stock-based employee compensation cost was reflected in net earnings in the condensed consolidated statements of earnings for the 2003 and 2002 quarters. The following table illustrates the effect on net earnings and net earnings per common share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. The fair value of each option was estimated at the grant date using the Black-Scholes option-pricing model.

	2003 Quarter	2002 Quarter

Net earnings, as reported	$16,420	$10,756
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(1,823)	(2,026)

Pro forma net earnings	$14,597	$8,730

Net earnings per common share:

Basic - as reported	$0.36	$0.25

Basic - pro forma	$0.32	$0.20

Diluted - as reported	$0.35	$0.24

Diluted - pro forma	$0.31	$0.19

3. Business Combinations

The Company completed no acquisitions in the 2003 or 2002 quarters. In October 2002, a wholly owned subsidiary of the Company's Pocahontas Foods USA subsidiary acquired all of the assets of All Kitchens, Inc. ("All Kitchens"), a privately owned procurement and merchandising firm based in Boise, Idaho. All Kitchens provides procurement and merchandising services to its distributors. The Company believes that this acquisition will allow it to increase its services to its existing Pocahontas foodservice distributors and to All Kitchens' distributors, as well as expand the Company's geographic base of independent foodservice distributors. In connection with the acquisition of All Kitchens, the Company will be required to pay the prior owner of the acquired assets up to $3.0 million in cash, if certain affiliate distributor targets are achieved through September 2005.

In July 2002, the Company acquired all of the outstanding common stock of Thoms-Proestler Company and TPC Logistics, Inc., collectively "TPC," a privately owned, broadline foodservice distributor based in Rock Island, Illinois. TPC services customers located throughout the states of Illinois, Indiana, Iowa and Wisconsin, including the major metropolitan area of Chicago. The Company believes that its acquisition of TPC will further extend its Broadline service area in the Midwest region. In connection with the acquisition of TPC, the Company entered into an earnout agreement whereby it will be required to pay the former shareholders of TPC up to $7.0 million, consisting of cash and additional common shares, if TPC achieves certain targeted levels of growth in sales and operating profit margin, as defined, through July 2004.

In July 2002, the Company also acquired all of the outstanding common stock of Middendorf Meat Company ("Middendorf Meat"), a privately owned, broadline foodservice distributor based in St. Louis, Missouri, through the merger of Middendorf Meat with a wholly owned subsidiary of the Company. Middendorf Meat distributes custom-cut steaks and other foodservice items to independent restaurants, private clubs, hotels and other foodservice establishments in St. Louis and surrounding areas. In connection with the acquisition of Middendorf Meat, the Company entered into an earnout agreement whereby it will be required to pay the former shareholders of Middendorf Meat up to $5.0 million, consisting of cash and additional common shares, if Middendorf Meat achieves certain targeted levels of growth in operating profit, as defined, over a period of up to six years following the acquisition.

In May 2002, the Company acquired all of the outstanding stock of Quality Foods, Inc. ("Quality Foods"), a privately owned, broadline foodservice distributor based in Little Rock, Arkansas, with distribution centers in Little Rock, and Batesville and Magee, Mississippi. Quality Foods provides products and services to traditional foodservice accounts in a region covering Arkansas, Louisiana, Mississippi, Missouri, Oklahoma, Tennessee and Texas. The Company believes that its acquisitions of Middendorf Meat and Quality Foods will extend its service area to a region that is geographically contiguous to its other Broadline businesses. In connection with the acquisition of Quality Foods, the Company entered into an earnout agreement whereby it will be required to pay the former shareholders of Quality Foods up to $24.0 million in cash if Quality Foods achieves certain targeted levels of growth in operating profit, as defined, over a three-year period following the acquisition.

In the 2003 quarter, the Company paid a total of $10.0 million to the former shareholders of Fresh International Corp. and its subsidiaries (collectively "Fresh Express"). This payment was due to certain contractual obligations in the purchase agreement for Fresh Express, which was acquired in 2001. In the 2003 quarter, the Company also paid $1.3 million related to contractual obligations in the purchase agreements for other companies acquired in 2001. The Company recorded these payments to Fresh Express and other companies as additional purchase price, with corresponding increases in goodwill. In January 2003, the Company finalized the purchase price of Middendorf Meat. As a result, in the first quarter of 2003, the Company received $1.6 million in cash from the former owners of Middendorf Meat. Additionally, during the second quarter of 2003, the former owners of Middendorf Meat returned $1.0 million of the Company's common shares. This total of $2.6 million was related to the closing net worth adjustment and certain related claims. The Company has recorded and will record these amounts as adjustments to the purchase price of Middendorf Meat and as reductions of goodwill.

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

(In thousands)	Workforce Reduction	Consolidation of Facilities and Other Charges	Total

Initial accrual	$4,025	$4,825	$8,850
Non-cash adjustments (1)	209	(2,794)	(2,585)
Cash payments	(2,591)	(1,193)	(3,784)
Balance at March 29, 2003	$1,643	$838	$2,481

(1) In 2002, the Company reduced its accrual for the integration plan by $2.6 million, with a corresponding decrease in Fresh Express' goodwill. These adjustments were primarily due to the Company's finalization of the Greencastle and Chicago integration plan. In addition, the Company has decided not to dispose of certain leased office buildings in Salinas, California, as originally planned.

Through March 29, 2003, $2.6 million of employee separation costs and $1.2 million of professional fees, lease payments and related costs and dismantling costs have been charged against the accrual. As of March 29, 2003, the Company has converted the Greencastle, Pennsylvania manufacturing facility into a distribution facility and has eliminated 300 processing-related jobs at that facility. The remaining accrual consists of $1.6 million for employee separation, $252,000 for lease and related costs and $586,000 for other costs, including dismantling costs and professional and legal fees.

The condensed consolidated statements of earnings and cash flows reflect the results of the All Kitchens, TPC, Middendorf Meat and Quality Foods acquisitions from the dates of acquisition through March 29, 2003. The unaudited consolidated results of operations on a pro forma basis as though these acquisitions had been consummated as of the beginning of 2002 are as follows:

(In thousands, except per share amounts)	2002 Quarter

Net sales	$1,169,409
Gross profit	183,488
Net earnings	9,703
Basic net earnings per common share	$0.22
Diluted net earnings per common share	0.21

The above pro forma results are presented for information purposes only and may not be indicative of the operating results that would have occurred had these acquisitions been consummated as of the beginning of 2002. The allocations of the excess purchase price of All Kitchens, TPC, Middendorf Meat and Quality Foods are preliminary and subject to final adjustment, primarily because the Company is finalizing the opening balance sheets for these acquisitions. The Company will complete the allocation of the excess purchase price of these acquisitions within one year of the acquisition dates.

4. Net Earnings Per Common Share

Basic net earnings per common share ("EPS") is computed by dividing net income available to common shareholders (numerator) by the weighted-average number of common shares outstanding (denominator) during the period. Diluted EPS is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be repurchased upon the exercise of stock options.

In October 2001, the Company issued $201.3 million aggregate principal amount of 5½% convertible subordinated notes due in 2008 (the "Convertible Notes"). The calculation of diluted EPS is done on an "if-converted" basis and without conversion of the Convertible Notes. If the calculation of diluted EPS is more dilutive assuming conversion of the Convertible Notes, the after-tax interest on the Convertible Notes is added to net income in the numerator and the shares into which the Convertible Notes are convertible are added to the dilutive shares in the denominator. In the 2003 quarter, the Convertible Notes were dilutive and were included in the computation of diluted EPS. In the 2002 quarter, the Convertible Notes were not included in the computation of diluted EPS because they were antidilutive. A reconciliation of the numerators and denominators of the basic and diluted EPS computations is as follows:

	2003 Quarter			2002 Quarter

(In thousands, except per share amounts)	Net Earnings (1)	Shares (2)	Per-Share Amount	Net Earnings (1)	Shares (2)	Per-Share Amount

Amounts reported for basic EPS	$16,420	45,345	$0.36	$10,756	43,847	$0.25
Effect of dilutive securities:
Stock options	-	999		-	1,564
Convertible Notes	1,863	6,108		-	-

Amounts reported for diluted EPS	$18,283	52,452	$0.35	$10,756	45,411	$0.24

(1) Numerator
(2) Denominator

Options to purchase approximately 1.6 million shares that were outstanding at March 29, 2003 were excluded from the computation of diluted shares because of their antidilutive effect on EPS for the 2003 quarter. The exercise price of these options ranged from $31.05 to $38.50. Options to purchase approximately 448,000 shares that were outstanding at March 30, 2002 were excluded from the computation of diluted shares because of their antidilutive effect on EPS for the 2002 quarter. The exercise prices of these options ranged from $35.45 to $38.50.

5. Cash Flow Information

The following table presents supplemental cash flow information:

(In thousands)	2003 Quarter	2002 Quarter
Cash paid during the period for:

Interest	$991	$524

Income taxes	$2,629	$776

6. Receivables Facility

In July 2001, the Company entered into the Receivables Facility, under which PFG Receivables Corporation, a wholly owned, special-purpose subsidiary, sold an undivided interest in certain of the Company's trade receivables. PFG Receivables Corporation was formed for the sole purpose of buying receivables generated by certain of the Company's operating units and selling an undivided interest in those receivables to a financial institution. Under the Receivables Facility, certain of the Company's operating units sell a portion of their accounts receivable to PFG Receivables Corporation, which in turn, subject to certain conditions, may from time to time sell an undivided interest in these receivables to a financial institution. The Company's operating units continue to service the receivables on behalf of the financial institution at estimated market rates. Accordingly, the Company has not recognized a servicing asset or liability. The amount of the undivided interest in the receivables owned by the financial institution cannot exceed $90.0 million at any one time. In July 2002, the Company extended its Receivables Facility through July 11, 2003.

The Company records the sale of the undivided interest in accounts receivable to the financial institution in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Accordingly, at the time the undivided interest in receivables is sold, the receivables are removed from the Company's consolidated balance sheet. The Company records a loss on the sale of the undivided interest in these receivables, which includes a discount, based upon the receivables' credit quality and a financing cost for the financial institution, based upon a 30-day commercial-paper rate. At March 29, 2003, the rate under the Receivables Facility was 1.78% per annum.

The Company received $78.0 million of proceeds from the sale of the undivided interest in receivables under the Receivables Facility in 2001, and continues to securitize its accounts receivable. At March 29, 2003, securitized accounts receivable totaled $117.8 million, which included $78.0 million sold to a financial institution and derecognized from the consolidated balance sheet and included the Company's residual interest in accounts receivable ("Residual Interest") of $39.8 million, which was included in accounts receivable on the Company's consolidated balance sheet. The Residual Interest represents the Company's retained interest in receivables held by PFG Receivables Corporation. The Residual Interest was measured using the estimated discounted cash flows of the underlying accounts receivable, based on estimated collections and a discount rate approximately equivalent to the Company's incremental borrowing rate. The loss on sale of the undivided interest in receivables of $324,000 and $438,000 in the 2003 and 2002 quarters, respectively, is included in other expense, net, in the condensed consolidated statements of earnings and represents the Company's cost of securitizing those receivables with the financial institution.

The key economic assumptions used to measure the Residual Interest at March 29, 2003 were a discount rate of 3.00% and an estimated life of approximately 1.5 months. At March 29, 2003, an immediate adverse change in the discount rate and estimated life of 10% and 20%, with other factors remaining constant, would result in a reduction in the fair value of the Residual Interest and corresponding increase in the loss on sale of receivables of approximately $20,000 and $42,000, respectively.

7. Goodwill and other Intangible Assets

The following table presents details of the Company's intangible assets as of March 29, 2003 and December 28, 2002:

	As of March 29, 2003			As of December 28, 2002

Gross Carrying Amount		Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Intangible assets with definite lives:
Customer relationships	$110,509	$9,990	$100,519	$110,509	$8,464	$102,045
Trade names and trademarks	33,725	1,656	32,069	33,719	1,358	32,361
Debt issuance costs	8,915	1,906	7,009	8,836	1,764	7,072
Non-compete agreements	5,993	3,369	2,624	6,544	3,659	2,885
Patents	350	23	327	350	15	335

Total intangible assets with definite lives	$159,492	$16,944	$142,548	$159,958	$15,260	$144,698

Intangible assets with indefinite lives:
Goodwill (1)	$600,992	$15,518	$585,474	$590,982	$15,518	$575,464
Trade names (1)	60,934	135	60,799	60,934	135	60,799

Total intangible assets with indefinite lives	$661,926	$15,653	$646,273	$651,916	$15,653	$636,263

(1) Accumulated amortization was recorded before the Company's adoption of SFAS No. 142.

The Company recorded amortization expense of $2.1 million and $1.8 million for the 2003 and 2002 quarters, respectively. The estimated future amortization expense on intangible assets as of March 29, 2003 is as follows:

(In thousands)	Amount

2003 (remaining quarters)	$7,065
2004	9,317
2005	9,175
2006	8,916
2007	7,923
2008	7,335
Thereafter	92,817

Total	$142,548

The following table presents the changes in the net carrying amount of goodwill allocated to the Company's reportable segments, as defined in Note 11, during the 2003 quarter:

(In thousands)	Broadline Segment	Fresh-cut Segment	Total

Balance as of December 28, 2002	$357,150	$218,314	$575,464
Goodwill acquired, net	(486)	10,000	9,514
Purchase accounting adjustments	(4,118)	4,614	496

Balance as of March 29, 2003	$352,546	$232,928	$585,474

  Inventories

  The following table provides details of inventories as of March 29, 2003 and December 28, 2002:

(In thousands)	March 29, 2003	December 28, 2002

Finished goods	$229,470	$224,477
Raw materials, including growing crops	12,098	15,369

Inventories	$241,568	$239,846

  Leases

The Company has two master operating lease facilities. In September 1997, the Company entered into its first master operating lease facility (the "First Facility") to construct or purchase various distribution centers and processing plants. In February 2001, the Company increased the First Facility from $47.0 million to $55.0 million. In September 2002, the lessor sold one processing plant previously included in the First Facility to a third party unaffiliated with the Company. The Company concurrently entered into an operating lease with that unaffiliated third party for the same processing plant. The operating lease has an initial term of 22 years, plus five renewal options of five years each. Also in September 2002, the original expiration date of the leases in the First Facility, the Company extended the expiration date of the remaining leases in this facility to June 9, 2005, and decreased the size of this facility to $35.8 million. As of March 29, 2003, the First Facility included three distribution centers. Through March 29, 2003, construction expenditures by the lessor under the First Facility for these three centers totaled $35.8 million.

In June 2000, the Company entered into a $60.0 million master operating lease facility (the "Second Facility") to construct or purchase various office buildings and distribution centers. In September 2002, the lessor sold one distribution center previously included in the Second Facility to a third party unaffiliated with the Company. The Company concurrently entered into an operating lease with that unaffiliated third party for the same distribution center. The operating lease has an initial term of 22 years, plus five renewal options of five years each. Also in September 2002, the Company reduced the size of this facility to $24.2 million. As of March 29, 2003, the Second Facility included two distribution centers and one office building. The leases relating to these three properties, as well as any other leases that the Company may enter into under this facility in the future, end on June 9, 2005. Through March 29, 2003, construction expenditures by the lessor under the Second Facility totaled $20.5 million.

Under both of these master operating lease facilities, the lessor owns the distribution centers and office building, incurs the related debt to construct the properties, and thereafter leases each property to the Company. The Company has entered into leases for each of the properties in these facilities. Upon the expiration of the leases under the First and Second Facilities, the Company may seek to renew the leases. If it is unable to or chooses not to renew the leases, it has the option of facilitating the sale of the properties to third parties or purchasing the properties at their original cost. If the properties in the First Facility and the Second Facility are sold to third parties for less than their aggregate original cost, the Company is obligated, under residual value guarantees, to pay the lessor an amount equal to the lesser of either the shortfall or 88% and 85%, respectively, of original cost. Because of the location and condition of each of the distribution centers and the office building in the First and Second Facilities, the Company believes that the anticipated fair value of these properties could eliminate or substantially reduce its exposure under the residual value guarantees.

The Company's leases under the two master operating lease facilities qualify for operating lease accounting treatment under SFAS No. 13, Accounting for Leases. Therefore, the buildings and the debt incurred to construct them of $56.3 million as of March 29, 2003 were not included on the Company's consolidated balance sheet. In the third quarter of 2003, the Company will be required to adopt the provisions of FIN 46. Under the current structure of the First and Second Facilities, the Company will be required to consolidate these facilities upon the adoption of FIN 46. If consolidated, the Company's property, plant and equipment and current and long-term debt will increase on its consolidated balance sheet. The Company is currently evaluating the impact of adopting FIN 46 on its consolidated financial position and results of operations.

10. Commitments and Contingencies

At March 29, 2003, the Company's Fresh-cut segment had contracts to purchase produce totaling $82.5 million. These contracts expire at various times throughout 2003 and 2004. Amounts due under these contracts were not included on the Company's consolidated balance sheet at March 29, 2003, in accordance with generally accepted accounting principles.

From time to time, the Company is involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not have a material adverse effect on the Company's financial condition or results of operations.

The Company has entered into various guarantee agreements. These agreements arose in transactions related to the acquisition of certain businesses, residual value guarantees on the Company's two master operating lease facilities and residual value guarantees on certain of its operating leases. The Company adopted the disclosure provisions of FIN 45 in 2002 and the accounting provisions of FIN 45 in the 2003 quarter, discussed in Note 2. The disclosures required by FIN 45 related to these guarantees are included below.

In connection with certain acquisitions, the Company has entered into earnout agreements with certain of the former owners of the businesses that the Company has acquired. These agreements are based upon certain net earnings and synergy targets, as defined in each agreement, and discussed in more detail in Note 3. These earnout payments are for companies acquired from 2000 to 2002, and may include payments in cash and/or shares of the Company's common stock. As of March 29, 2003, the maximum potential earnout obligation, assuming all future earnout targets are met in their earliest possible years, totaled $49.4 million: $14.7 million in the remainder of 2003, $21.0 million in 2004, $12.0 million in 2005 and $1.7 million in 2006. These contingent payments are not recorded on the Company's consolidated balance sheet at March 29, 2003, in accordance with generally accepted accounting principles. If paid, these earnout payments would increase the goodwill of the companies acquired. If the future earnout targets are not met, these maximum amounts will be lower, or the Company may not be required to make any payments.

The Company has entered into numerous operating leases, including leases of buildings, equipment, tractors and trailers. In certain of these leases, the Company has provided residual value guarantees to the lessors. As of March 29, 2003, the undiscounted maximum amount of potential future payments under these guarantees is approximately $6.5 million, which would be mitigated by the fair value of the leased assets at lease expiration. These leases have expiration dates ranging from 2003 to 2010.

The Company has residual value guarantees under its two master operating lease facilities, described in Note 9. These residual value guarantees are not recorded on the Company's consolidated balance sheet as of March 29, 2003, in accordance with generally accepted accounting principles. The undiscounted maximum amount of potential future payments under residual value guarantees relative to the properties in the First and Second Facilities is $48.5 million. As of March 29, 2003, because of the location and condition of each of the properties in the First and Second Facilities, the Company believes that the anticipated fair value of these properties could eliminate or substantially reduce its exposure under the residual value guarantees.

11. Industry Segment Information

The Company has three operating segments: broadline foodservice distribution ("Broadline"); customized foodservice distribution ("Customized"); and fresh-cut produce processing ("Fresh-Cut"). Broadline markets and distributes more than 58,000 national and proprietary brand food and non-food products to a total of approximately 46,000 street and chain customers. Broadline consists of 19 distribution facilities that design their own product mix, distribution routes and delivery schedules to accommodate the needs of a large number of customers whose individual purchases vary in size. In addition, Broadline operates three locations that provide merchandising services to independent foodservice distributors. Customized services family and casual-dining chain restaurants. These customers generally prefer a centralized point of contact that facilitates item and menu changes, tailored distribution routing and customer service. The Customized distribution network distributes nationwide and internationally from seven distribution facilities. Fresh-cut purchases, processes, packages and distributes a variety of packaged, ready-to-eat salads and other fresh-cut produce nationwide to food retailers. Fresh-cut also distributes various fresh produce offerings, primarily to third-party distributors for resale mainly to quick-service restaurants located throughout the United States. Fresh-cut operations are conducted at eight manufacturing/distribution facilities.

(In thousands)	Broadline	Customized	Fresh-cut	Corporate & Intersegment	Consolidated
2003 Quarter

Net external sales	$642,683	$412,942	$213,480	$-	$1,269,105
Intersegment sales	213	94	3,798	(4,105)	-
Total sales	642,896	413,036	217,278	(4,105)	1,269,105
Operating profit	11,962	4,875	18,226	(4,659)	30,404
Total assets	777,532	145,338	635,930	87,241	1,646,041
Interest expense (income)	3,821	65	4,682	(3,778)	4,790
Loss (gain) on sale of receivables	1,629	502	-	(1,807)	324
Depreciation	3,574	850	5,363	368	10,155
Amortization	943	-	1,135	-	2,078
Capital expenditures	1,627	2,662	14,874	1,045	20,208

(In thousands)	Broadline	Customized	Fresh-cut	Corporate & Intersegment	Consolidated
2002 Quarter

Net external sales	$450,810	$341,117	$204,976	$-	$996,903
Intersegment sales	144	-	2,784	(2,928)	-
Total sales	450,954	341,117	207,760	(2,928)	996,903
Operating profit	8,406	3,446	12,838	(3,274)	21,416
Total assets	469,505	95,737	623,587	148,545	1,337,374
Interest expense (income)	1,464	129	5,065	(2,359)	4,299
Loss (gain) on sale of receivables	1,482	470	-	(1,514)	438
Depreciation	2,775	752	4,525	258	8,310
Amortization	354	-	1,128	300	1,782
Capital expenditures	1,133	1,213	8,380	931	11,657

  Subsequent Event

On April 28, 2003, the Company amended and restated its Credit Facility (as amended and restated, the "Amended and Restated Credit Facility"), which, among other things, increased the facility to $350.0 million from $200.0 million. The Amended and Restated Credit Facility expires in 2006 and bears interest at a floating rate equal to, at our election, the agent bank's prime rate or a spread over LIBOR, which varies based upon our leverage ratio, as defined in the amended and restated credit agreement. The Amended and Restated Credit Facility has an annual commitment fee, ranging from 0.20% to 0.25% of the average daily unused portion of the total facility, based on the Company's leverage ratio, as defined in the amended and restated credit agreement. The Amended and Restated Credit Facility also requires the maintenance of certain financial ratios, as defined in the amended and restated credit agreement, and contains customary events of default. Under the Amended and Restated Credit Facility, our subsidiaries are no longer required to guarantee all of our borrowings, letters of credit or any other obligations, as had previously been required under the original Credit Facility. The Amended and Restated Credit Facility allows for the issuance of up to $90.0 million of standby letters of credit, which reduce borrowings available under the Amended and Restated Credit Facility. At April 28, 2003, the Company had $104.5 million outstanding under the Amended and Restated Credit Facility and $27.8 million of letters of credit outstanding under the Amended and Restated Credit Facility. Therefore, at April 28, 2003, the Company had $217.7 million available under the Amended and Restated Credit Facility, subject to compliance with customary borrowing conditions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unless this Form 10-Q indicates otherwise or the context otherwise requires, the terms "we," "our," "us," or "Performance Food Group" as used in this Form 10-Q refer to Performance Food Group Company and its subsidiaries. References in this Form 10-Q to the 2003 and 2002 quarters refer to our fiscal quarters ended March 29, 2003 and March 30, 2002, respectively, unless otherwise expressly stated or the context otherwise requires. The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q.

Introduction

Performance Food Group was founded in 1987 as a result of the combination of various foodservice businesses, and has grown both internally through increased sales to existing and new customers and through acquisitions of existing businesses. We market and distribute over 61,000 national and proprietary brand food and non-food products to over 46,000 customers. Our extensive product line and distribution system allow us to service both of the major customer types in the foodservice industry: "street" foodservice customers, which include independent restaurants, hotels, cafeterias, schools, healthcare facilities and other institutional customers; and multi-unit, or "chain," customers, which include regional and national family and casual-dining and quick-service restaurants. In addition, we are a major processor of fresh-cut produce that we market and distribute to retail and foodservice customers. The principal components of our expenses include cost of goods sold, which represents the amounts paid to manufacturers and growers for products sold, and operating expenses, which include primarily labor-related expenses, delivery costs and occupancy expenses related to our facilities.

We have three operating segments: broadline foodservice distribution; customized foodservice distribution; and fresh-cut produce processing. Broadline markets and distributes more than 58,000 national and proprietary brand food and non-food products to a total of approximately 46,000 customers, including street customers and certain corporate-owned and franchisee locations of chains. Broadline consists of 19 distribution facilities that independently design their own product mix, distribution routes and delivery schedules to accommodate the needs of a large number of customers whose individual purchases vary in size. In addition, Broadline operates three locations that provide merchandising services to independent foodservice distributors. Customized focuses on serving family and casual-dining chain restaurants. These customers generally prefer a centralized point of contact that facilitates item and menu changes, tailored distribution routing and customer service. The Customized distribution network distributes nationwide and internationally from seven distribution facilities. Fresh-cut purchases, processes, packages and distributes a variety of packaged, ready-to-eat salads and other fresh-cut produce nationwide from eight manufacturing/distribution facilities located throughout the United States. Fresh-cut also distributes fresh-cut produce nationwide to food retailers, foodservice distributors, operators and quick-service restaurants, and to third-party distributors for resale mainly to quick-service restaurants located throughout the United States.

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

Results of Operations

The following table sets forth, for the periods indicated, the components of our condensed consolidated statements of earnings expressed as a percentage of net sales:

	2003 Quarter	2002 Quarter

Net sales	100.0%	100.0%
Cost of goods sold	84.3	84.6
Gross profit	15.7	15.4
Operating expenses	13.3	13.3
Operating profit	2.4	2.1
Other expense, net	0.3	0.4
Earnings before income taxes	2.1	1.7
Income tax expense	0.8	0.6
Net earnings	1.3%	1.1%

Comparison of the 2003 and 2002 Quarters

Net sales. Net sales increased $272.2 million, or 27.3%, to $1.27 billion in the 2003 quarter from net sales of $996.9 million in the 2002 quarter. Net sales in our existing operations for the 2003 quarter increased 10.7% over the 2002 quarter, while acquisitions contributed the remaining 16.6% of our total sales growth for the 2003 quarter. Net sales in existing operations exclude the net sales of an acquired business for the first 12 months following the acquisition date of that business. We estimate food price deflation was approximately 1% for the 2003 quarter.

Broadline net sales increased $191.9 million, or 42.6%, to $642.9 million in the 2003 quarter from $451.0 million in the 2002 quarter. Net sales in our existing Broadline operations for the 2003 quarter increased 5.8% over the 2002 quarter. Broadline sales at our existing operations in the 2003 quarter were driven by increased sales to existing customers and sales to new customers. Acquisitions contributed the remaining 36.8% of our total Broadline sales growth for the 2003 quarter. Broadline acquisition sales growth was the result of our 2002 acquisitions of Quality Foods, Inc., Middendorf Meat Company and Thoms-Proestler Company and TPC Logistics, Inc., collectively TPC, discussed below in "Business Combinations." Our Broadline segment net sales of $642.9 million in the 2003 quarter represented 50.7% of our consolidated net sales, up from 45.2% of our consolidated net sales in the 2002 quarter. The increase as a percentage of our consolidated net sales is due primarily to our acquisitions of Quality Foods in May 2002, and Middendorf Meat and TPC in July 2002. We estimate that our Broadline segment experienced food price inflation of less than 1% for the 2003 quarter.

Customized net sales increased $71.9 million, or 21.1%, to $413.0 million in the 2003 quarter from $341.1 million in the 2002 quarter. This increase in net sales is primarily due to sales to 200 more Ruby Tuesday casual-dining chain restaurants beginning in the third quarter of 2002, sales to 265 more TGI Friday's casual-dining restaurants beginning in the fourth quarter of 2002, sales to 70 Mimi's Café casual-dining restaurants beginning in the 2003 quarter and the continued growth in sales to existing customers. Our Customized segment net sales of $413.0 million in the 2003 quarter represented 32.5% of our consolidated net sales, down from 34.2% of our consolidated net sales in the 2002 quarter. The decrease as a percentage of our consolidated net sales is due primarily to our Broadline segment acquisitions discussed above. We estimate that our Customized segment experienced food price deflation of approximately 1% for the 2003 quarter.

Fresh-cut net sales increased $9.5 million, or 4.6%, to $217.3 million in the 2003 quarter from $207.8 million in the 2002 quarter. This increase in net sales is due primarily to increased sales of premium salad blends to retail customers and increased sales of a variety of fresh-cut produce to foodservice customers. Our Fresh-cut segment net sales of $217.3 million in the 2003 quarter represented 16.8% of our consolidated net sales, down from 20.6% of our consolidated net sales in the 2002 quarter. The decrease as a percentage of our consolidated net sales is due primarily to our Broadline segment acquisitions discussed above. We estimate that our Fresh-cut segment experienced food price deflation of approximately 5% for the 2003 quarter. Most of the deflation was the result of an industry-wide lettuce shortage in the 2002 quarter, which caused higher lettuce prices in the 2002 quarter. We expect the impact of this deflation to continue into the second quarter of 2003. Adding back the impact of this deflation, sales increased approximately 10% in the 2003 quarter over the 2002 quarter.

Cost of goods sold. Cost of goods sold increased $226.2 million, or 26.8%, to $1.07 billion in the 2003 quarter from $843.6 million in the 2002 quarter, due primarily to the increase in net sales. As a percentage of net sales, cost of goods sold decreased to 84.3% in the 2003 quarter compared to 84.6% in the 2002 quarter. The decrease in cost of goods sold as a percentage of net sales is due mainly to decreased lettuce prices in our Fresh-cut segment over the 2002 quarter, as discussed above in "Net sales," and increased sales to street customers and sales of our proprietary brands in our Broadline segment.

Gross profit. Gross profit increased $46.0 million, or 30.0%, to $199.3 million in the 2003 quarter from $153.3 million in the 2002 quarter. Gross profit margin, which we define as gross profit as a percentage of net sales, increased to 15.7% in the 2003 quarter, compared to 15.4% in the 2002 quarter. The increase in gross profit margin was due primarily to the realization of integration synergies from our 2001 acquisition of Fresh International Corp. and its subsidiaries, collectively, Fresh Express, decreased lettuce prices over the 2002 quarter in our Fresh-cut segment and increased sales to street customers and sales of our proprietary brands in our Broadline segment. Sales to street customers, which include independent restaurants, hotels, cafeterias, schools, healthcare facilities and other institutional customers, are typically at higher price points than sales to chain customers, due to higher costs involved in those sales and generate higher gross profit margins.

Operating expenses. Operating expenses increased $37.0 million, or 28.1%, to $168.9 million in the 2003 quarter compared with $131.9 million in the 2002 quarter. As a percentage of net sales, operating expenses were 13.3% in both the 2003 and 2002 quarters.

Operating profit. Operating profit increased $9.0 million, or 42.0%, to $30.4 million in the 2003 quarter from $21.4 million in the 2002 quarter. Operating profit margin, which we define as operating profit as a percentage of net sales, increased to 2.4% in the 2003 quarter from 2.1% in the 2002 quarter. The increase in our operating profit margin was due mainly to favorable changes in product mix in our Fresh-cut segment and changes in pricing and product mix and increased warehouse efficiencies in our Customized segment, offset somewhat by the impact of our 2002 Broadline acquisitions, discussed above, increased fuel costs and harsh winter weather, which affected restaurant business and shipping.

Operating profit margin in our Broadline segment remained at 1.9% in both the 2003 and 2002 quarters. Operating profit margin improved as a result of increased street sales and sales of our proprietary brands, partially offset by the impact of lower operating profit margins at Quality Foods, which we acquired in May 2002.

Operating profit margin in our Customized segment increased to 1.2% in the 2003 quarter from 1.0% in the 2002 quarter, mainly as a result of changes in pricing and product mix and improved efficiencies in warehousing.

Operating profit margin in our Fresh-cut segment increased to 8.4% in the 2003 quarter from 6.2% in the 2002 quarter. This increase in operating profit margin is the result of favorable changes in product mix towards more items with higher margins, such as premium salad blends, and the realization of integration synergies from our 2001 acquisition of Fresh Express. We had net costs of $3.2 million in the 2003 quarter related to a retail consumer test of a fresh-cut fruit product line, Real! Fresh! Fruit!™ We expect these additional start-up expenses to continue to impact the operating profit margin of our Fresh-cut segment through 2003.

Other expense, net. Other expense, net, decreased $285,000 to $3.9 million in the 2003 quarter from $4.2 million in the 2002 quarter. Included in other expense, net, was a gain of $956,000 on the sale of our investment in a fresh-cut produce facility sold in the 2003 quarter. Other expense, net, also included interest expense of $4.8 million in the 2003 quarter, compared with interest expense of $4.3 million in the 2002 quarter. Interest expense was higher in the 2003 quarter primarily because of higher average borrowing levels as a result of our acquisitions in 2002, partially offset by lower interest rates. In the 2003 and 2002 quarters, other expense, net, also included a loss on the sale of the undivided interest in receivables of $324,000 and $438,000, respectively, related to the receivables purchase facility, referred to as the Receivables Facility. The Receivables Facility is discussed in "Liquidity and Capital Resources."

Income tax expense. Income tax expense increased $3.6 million to $10.1 million in the 2003 quarter from $6.5 million in the 2002 quarter. As a percentage of earnings before income taxes, the provision for income taxes was 38.0% for the 2003 quarter and 37.5% for the 2002 quarter. The increase in the effective tax rate in 2003 is the result of increased state income taxes due to acquisitions completed in previous years.

Net earnings. Net earnings increased $5.7 million, or 52.7%, to $16.4 million in the 2003 quarter compared to $10.8 million in the 2002 quarter. As a percentage of net sales, net earnings increased to 1.3% in the 2003 quarter from 1.1% in the 2002 quarter.

Diluted net earnings per common share. Diluted net earnings per common share, or EPS, is computed by dividing net income available to common shareholders plus dilutive after-tax interest on the 5½% convertible subordinated notes due in 2008 by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Diluted EPS increased 45.8% to $0.35 in the 2003 quarter compared to $0.24 in the 2002 quarter. After-tax interest expense of $1.9 million and common share equivalents of 6.1 million related to the Convertible Notes are included in the computation of diluted EPS in the 2003 quarter because of the Convertible Notes' dilutive effect on EPS. For the 2002 quarter, the common share equivalents for the Convertible Notes and related interest expense were excluded from the calculation of diluted EPS because of the Convertible Notes' antidilutive effect on EPS.

Liquidity and Capital Resources

We have historically financed our operations and growth primarily with cash flows from operations, borrowings under our credit facilities, the issuance of long-term debt, operating leases, normal trade credit terms and the sale of our common stock. Despite our growth in net sales, we have reduced our working capital needs by financing our investment in inventory principally with accounts payable and outstanding checks in excess of deposits. We typically fund our acquisitions and expect to fund future acquisitions, with our existing cash, additional borrowings under our credit facility and the issuance of debt or equity securities.

Cash and cash equivalents totaled $39.2 million at March 29, 2003, an increase of $5.5 million from December 28, 2002. The increase was the result of cash provided by operating activities of $64.2 million, partially offset by cash used in investing activities of $25.4 million and cash used in financing activities of $33.3 million.

Cash flows from operating activities. Cash provided by operating activities was $64.2 million in the 2003 quarter. In the 2003 quarter, the primary sources of cash from operating activities were net earnings and increased levels of trade payables, income taxes payable and accrued expenses, partially offset by increased levels of accounts receivable and inventories. Cash provided by operating activities was $33.3 million in the 2002 quarter. In the 2002 quarter, the primary sources of cash from operations were net earnings and increased levels of trade payables and accrued expenses and decreased levels of income taxes receivable, partially offset by increased levels of inventories.

Cash used in investing activities. Cash used in investing activities was $25.4 million in the 2003 quarter. Capital expenditures, excluding acquisitions of other businesses, were $20.2 million in the 2003 quarter. Capital expenditures in the 2003 quarter included Fresh-cut processing equipment and an expansion of our Customized facility in Maryland. We anticipate that our total capital expenditures, excluding acquisitions, for fiscal 2003 will be approximately $130 million. Cash used in investing activities in the 2003 quarter also included $10.0 million paid to the former shareholders of Fresh Express as a result of certain contractual obligations contained in the purchase agreement for Fresh Express, which we acquired in 2001. In the 2003 quarter, we also received $296,000, net, related to contractual obligations in the purchase agreements for other companies acquired in 2001 and as a result of the closing net worth adjustment and certain related claims in connection with our 2002 acquisition of Middendorf Meat. In the 2003 quarter, we also received proceeds of $4.5 million from the sale of our investment in a fresh-cut produce facility and recorded a gain on the sale of $956,000. Cash used in investing activities in the 2002 quarter was $11.2 million. Capital expenditures in the 2002 quarter totaled $11.7 million.

Cash used in financing activities. Cash used in financing activities was $33.3 million in the 2003 quarter. In the 2003 quarter, cash used in financing activities included net payments of $18.0 million on our revolving credit facility and an increase in outstanding checks in excess of deposits of $17.7 million. In the 2003 quarter, cash flows from financing activities consisted of $3.3 million of proceeds from the exercise of stock options and purchases under our employee stock purchase plan. Cash provided by financing activities was $554,000 in the 2002 quarter. In the 2002 quarter, cash flows from financing activities consisted of proceeds of $3.4 million from the exercise of stock options and purchases under our employee stock purchase plan. Cash used in financing activities in the 2002 quarter included a decrease in outstanding checks in excess of deposits of $2.2 million.

Financing Activities

In October 2001, we entered into a $200.0 million revolving credit facility, referred to as the Credit Facility, with several financial institutions. The Credit Facility expires in 2006 and bears interest at a floating rate equal to, at our election, the agent bank's prime rate or a spread over LIBOR, which varies based upon our leverage ratio, as defined in the credit agreement. The Credit Facility has a commitment fee, ranging from 0.20% to 0.25% of the average daily unused portion of the total facility, based on our leverage ratio, as defined in the credit agreement. The Credit Facility also requires the maintenance of certain financial ratios, as defined in the credit agreement, and contains customary events of default. The Credit Facility allows for the issuance of up to $90.0 million of standby letters of credit, which reduce borrowings available under the Credit Facility. At March 29, 2003, we had $28.3 million of outstanding letters of credit under the Credit Facility. The Credit Facility also requires that our existing subsidiaries and future subsidiaries that engage in any business operation or own assets with a fair market value in excess of $5 million guarantee all of our borrowings, letters of credit and other obligations under the Credit Facility. At March 29, 2003, we had $80.0 million outstanding under the Credit Facility and $91.7 million available under the Credit Facility, subject to compliance with customary borrowing conditions. At March 29, 2003, our borrowings under the Credit Facility bore interest at a rate of 2.06% per annum. On April 28, 2003, subsequent to the end of the 2003 quarter, we amended and restated our Credit Facility, which, among other things, increased the facility to $350.0 million from $200.0 million. For further details, refer to "Subsequent Events" below.

We believe that our cash flows from operations, borrowings under our credit facilities and the sale of undivided interests in receivables under the Receivables Facility, discussed below, will be sufficient to fund our operations and capital expenditures for the foreseeable future. However, we will likely require additional sources of financing to the extent that we make additional acquisitions in the future.

Off Balance Sheet Financing Activities

We utilize two sources of funding that could generally be described as off balance sheet financing - the Receivables Facility and our two master operating lease facilities. The Receivables Facility represents off balance sheet financing because the transaction and the financial institution's ownership interest in certain of our accounts receivable results in assets being removed from our consolidated balance sheet to the extent that the transaction qualifies for sale treatment under generally accepted accounting principles. This treatment requires us to account for the transaction with the financial institution as a sale of the undivided interest in the accounts receivable instead of reflecting the financial institution's net investment of $78.0 million as debt.

In July 2001, we entered into the Receivables Facility, under which PFG Receivables Corporation, a wholly owned, special-purpose subsidiary, sold an undivided interest in certain of our trade receivables. PFG Receivables Corporation was formed for the sole purpose of buying receivables generated by certain of our operating units and selling an undivided interest in those receivables to a financial institution. Under the Receivables Facility, certain of our operating units sell a portion of their accounts receivable to PFG Receivables Corporation, which in turn, subject to certain conditions, may from time to time sell an undivided interest in these receivables to a financial institution. Our operating units continue to service the receivables on behalf of the financial institution at estimated market rates. Accordingly, we have not recognized a servicing asset or liability. The amount of the undivided interest in the receivables owned by the financial institution cannot exceed $90.0 million at any one time. In July 2002, we extended our Receivables Facility through July 11, 2003.

We record the sale of the undivided interest in accounts receivable to the financial institution according to Statement of Financial Accounting Standards, or SFAS, No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Accordingly, at the time the undivided interest in receivables is sold, the receivables are removed from our consolidated balance sheet. We record a loss on the sale of the undivided interest in these receivables, which includes a discount, based upon the receivables' credit quality and a financing cost for the financial institution, based upon a 30-day commercial paper rate. At March 29, 2003, the rate under the Receivables Facility was 1.78% per annum.

We received $78.0 million of proceeds from the sale of the undivided interest in receivables under the Receivables Facility in 2001, and we continue to securitize our accounts receivable. At March 29, 2003, securitized accounts receivable totaled $117.8 million, which included $78.0 million sold to a financial institution and derecognized from the consolidated balance sheet and included our residual interest in accounts receivable of $39.8 million, which was included in accounts receivable on our consolidated balance sheet. The Residual Interest represents our retained interest in receivables held by PFG Receivables Corporation. We measured the Residual Interest using the estimated discounted cash flows of the underlying accounts receivable, based on estimated collections and a discount rate approximately equivalent to our incremental borrowing rate. The loss on sale of the undivided interest in receivables of $324,000 and $438,000 in the 2003 and 2002 quarters, respectively, is included in other expense, net, in the condensed consolidated statement of earnings and represents our cost of securitizing those receivables with the financial institution.

We have two master operating lease facilities. In September 1997, we entered into our first master operating lease facility, referred to as the First Facility, to construct or purchase various distribution centers and processing plants. In February 2001, we increased the First Facility from $47.0 million to $55.0 million. In September 2002, the lessor sold one processing plant previously included in the First Facility to a third party unaffiliated with us. We concurrently entered into an operating lease with that unaffiliated third party for the same processing plant. The operating lease has an initial term of 22 years, plus five renewal options of five years each. Also in September 2002, the original expiration date of the leases in the First Facility, we extended the expiration date of the remaining leases in this facility to June 9, 2005, and decreased the size of this facility to $35.8 million. As of March 29, 2003, the First Facility included three distribution centers. Through March 29, 2003, construction expenditures by the lessor under the First Facility for these three centers totaled $35.8 million.

In June 2000, we entered into a $60.0 million master operating lease facility, referred to as the Second Facility, to construct or purchase various office buildings and distribution centers. In September 2002, the lessor sold one distribution center previously included in the Second Facility to a third party unaffiliated with us. We concurrently entered into an operating lease with that unaffiliated third party for the same distribution center. The operating lease has an initial term of 22 years, plus five renewal options of five years each. Also in September 2002, we reduced the size of this facility to $24.2 million. As of March 29, 2003, the Second Facility included two distribution centers and one office building. The leases relating to these three properties, as well as any other leases that we may enter into under this facility in the future, end on June 9, 2005. Through March 29, 2003, construction expenditures by the lessor under the Second Facility totaled $20.5 million.

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

Our leases under the two master operating lease facilities qualify for operating lease accounting treatment under SFAS No. 13, Accounting for Leases. Therefore, the buildings and the debt incurred to construct them of $56.3 million as of March 29, 2003 were not included on our consolidated balance sheet. In the third quarter of 2003, we will be required to adopt the provisions of Financial Accounting Standards Board, or FASB, Interpretation No. 46, or FIN 46, Consolidation of Variable Interest Entities. Under the current structure of our First and Second Facilities, we will be required to consolidate these facilities upon the adoption of FIN 46. If consolidated, our property, plant and equipment and current and long-term debt will increase on our consolidated balance sheet. We are currently evaluating the impact of adopting FIN 46 on our consolidated financial position and results of operations.

Contractual Obligations

At March 29, 2003, our Fresh-cut segment had contracts to purchase produce totaling $82.5 million. These contracts expire at various times throughout 2003 and 2004. Amounts due under these contracts were not included on our consolidated balance sheet at March 29, 2003, in accordance with generally accepted accounting principles.

In connection with certain acquisitions, we have entered into earnout agreements with certain of the former owners of the businesses that we have acquired. These agreements are based upon certain net earnings and synergy targets, as defined in each agreement, and discussed in more detail below in "Business Combinations." These earnout payments are for companies acquired from 2000 to 2002, and may include payments in cash and/or shares of our common stock. As of March 29, 2003, the maximum potential earnout obligation, assuming all future earnout targets are met in their earliest possible years, totaled $49.4 million: $14.7 million in the remainder of 2003, $21.0 million in 2004, $12.0 million in 2005 and $1.7 million in 2006. These contingent payments are not recorded on our consolidated balance sheet at March 29, 2003, in accordance with generally accepted accounting principles. If paid, these earnout payments would increase the goodwill of the companies acquired. If the future earnout targets are not met, these maximum amounts will be lower, or we may not be required to make any payments.

Our two master operating lease facilities and certain of our other operating leases, including leases of tractors and trailers, contain residual value guarantees. These guarantees are not recorded on our consolidated balance sheet as of March 29, 2003, in accordance with generally accepted accounting principles. At March 29, 2003, the undiscounted maximum amount of potential future payments under our residual value guarantees for all of our other operating leases totaled approximately $6.5 million, which would be mitigated by the fair value of the leased assets at lease expiration. These leases have expiration dates ranging from 2003 to 2010. The undiscounted maximum amount of potential future payments under residual value guarantees relative to the properties in the First and Second Facilities is $48.5 million. As discussed above in "Liquidity and Capital Resources," we believe that the anticipated fair value of the properties in the master operating lease facilities could eliminate or substantially reduce our exposure under these residual value guarantees. Note 10 to the condensed consolidated financial statements provide further discussion of these guarantees and the related accounting pronouncements. In the 2003 quarter, we adopted FIN 45, Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others, which required us to record a liability on our consolidated balance sheet for the fair value of guarantees for issued or modified after December 15, 2002.

Business Combinations

We completed no acquisitions in the 2003 or 2002 quarters. In October 2002, a wholly owned subsidiary of our Pocahontas Foods USA subsidiary acquired all of the assets of All Kitchens, Inc., a privately owned procurement and merchandising firm based in Boise, Idaho. All Kitchens provides procurement and merchandising services to its distributors. We believe that this acquisition will allow us to increase our services to our existing Pocahontas foodservice distributors and to All Kitchens' distributors, as well as expand our geographic base of independent foodservice distributors. In connection with the acquisition of All Kitchens, we will be required to pay the prior owner of the acquired assets up to $3.0 million in cash, if we achieve certain affiliate distributor targets through September 2005.

In July 2002, we acquired all of the outstanding common stock of TPC, a privately owned, broadline foodservice distributor based in Rock Island, Illinois. TPC services customers located throughout the states of Illinois, Indiana, Iowa and Wisconsin, including the major metropolitan area of Chicago. We believe that our acquisition of TPC will further extend our Broadline service area in the Midwest region. In connection with the acquisition of TPC, we entered into an earnout agreement whereby we will be required to pay the former shareholders of TPC up to $7.0 million, consisting of cash and additional common shares, if TPC achieves certain targeted levels of growth in sales and operating profit margin, as defined, through July 2004.

In July 2002, we also acquired all of the outstanding common stock of Middendorf Meat, a privately owned, broadline foodservice distributor based in St. Louis, Missouri, through the merger of Middendorf Meat with a wholly owned subsidiary of ours. Middendorf Meat distributes custom-cut steaks and other foodservice items to independent restaurants, private clubs, hotels and other foodservice establishments in St. Louis and surrounding areas. In connection with the acquisition of Middendorf Meat, we entered into an earnout agreement whereby we will be required to pay the former shareholders of Middendorf Meat up to $5.0 million, consisting of cash and additional common shares, if Middendorf Meat achieves certain targeted levels of growth in operating profit, as defined, over a period of up to six years following the acquisition.

In May 2002, we acquired all of the outstanding stock of Quality Foods, a privately owned, broadline foodservice distributor based in Little Rock, Arkansas, with distribution centers in Little Rock, and Batesville and Magee, Mississippi. Quality Foods provides products and services to traditional foodservice accounts in a region covering Arkansas, Louisiana, Mississippi, Missouri, Oklahoma, Tennessee and Texas. We believe that our acquisitions of Middendorf Meat and Quality Foods will extend our service area to a region that is geographically contiguous to our other Broadline businesses. In connection with the acquisition of Quality Foods, we entered into an earnout agreement whereby we will be required to pay the former shareholders of Quality Foods up to $24.0 million in cash if Quality Foods achieves certain targeted levels of growth in operating profit, as defined, over a three-year period following the acquisition.

In the 2003 quarter, we paid a total of $10.0 million to the former shareholders of Fresh Express. This payment was due to certain contractual obligations in the purchase agreement for Fresh Express, which we acquired in 2001. In the 2003 quarter, we also paid $1.3 million related to contractual obligations in the purchase agreements for other companies acquired in 2001. We recorded these payments to Fresh Express and other companies as additional purchase price, with corresponding increases in goodwill. In January 2003, we finalized the purchase price of Middendorf Meat. As a result, in the first quarter of 2003, we received $1.6 million in cash from the former owners of Middendorf Meat. Additionally, during the second quarter of 2003, the former owners of Middendorf Meat returned $1.0 million of our common shares. This total of $2.6 million was related to the closing net worth adjustment and certain related claims. We have recorded and will record these amounts as adjustments to the purchase price of Middendorf Meat and reductions of goodwill.

In connection with the acquisition of Fresh Express, we adopted a plan for integration of the business. We initially established an accrual of $8.9 million as part of the initial allocation of the purchase price of Fresh Express, to provide for certain costs of this plan. This plan will combine our Franklin Park, Illinois and our Chicago, Illinois manufacturing plants into one facility, convert our Greencastle, Pennsylvania and our Chicago facility into distribution centers, dispose of certain processing equipment at the Chicago and Greencastle plants and eliminate approximately 500 processing-related jobs at the affected facilities. Through March 29, 2003, $2.6 million of employee separation costs and $1.2 million of professional fees, lease payments and related costs and dismantling costs have been charged against the accrual. As of March 29, 2003, we have converted the Greencastle, Pennsylvania manufacturing facility into a distribution facility and have eliminated 300 processing-related jobs at that facility. The remaining accrual consists of $1.6 million for employee separation, $252,000 for lease and related costs and $586,000 for other costs, including dismantling costs and professional and legal fees.

Critical Accounting Policies

Our condensed consolidated financial statements and accompanying notes have been prepared in accordance with generally accepted accounting principles applied on a consistent basis. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We continually evaluate the accounting policies and estimates we use to prepare our financial statements. Management's estimates are generally based upon historical experience and various other assumptions that we determine to be reasonable in light of the relevant facts and circumstances. Because of the uncertainty inherent in such estimates, actual results may differ. We believe that our critical accounting policies and estimates include accounting for business combinations, off balance sheet financing activities, allowance for doubtful accounts, incurred but not reported insurance claims, reserve for inventories, sales incentives and vendor rebates and other promotional incentives.

Accounting for Business Combinations. Our goodwill and other intangible assets include the cost of acquired subsidiaries in excess of the fair value of the tangible net assets recorded in connection with acquisitions. Other intangible assets include trade names, trademarks, patents, non-compete agreements and customer relationships. We use estimates and assumptions in determining the fair value of assets acquired and liabilities assumed, assigning lives to acquired intangibles and evaluating those assets for impairment after acquisition. These estimates and assumptions include indicators that would trigger an impairment of assets, whether those indicators are temporary, economic or competitive factors that affect valuation, discount rates and cash flow estimates. When the carrying value of such assets are not expected to be recoverable, or the estimated lives assigned to such assets are determined to be improper, we must reduce the carrying value of the assets to the net realizable value or adjust the amortization period of the asset, recording any adjustment in our consolidated statements of earnings. As of March 29, 2003, our unamortized goodwill was $585.5 million and other intangible assets totaled $203.3 million, net.

Accounting for Off Balance Sheet Financing Activities. We have two sources of funding which could generally be described as off balance sheet financing activities - the Receivables Facility and our two master operating lease facilities, all described in "Off Balance Sheet Financing Activities." The sale of the undivided interest in our accounts receivable qualifies for sale treatment under generally accepted accounting principles; therefore, these receivables have been removed from our consolidated balance sheets. We measure the Residual Interest in the undivided interest in receivables sold under our Receivables Facility using the estimated discounted cash flows of the underlying accounts receivable, based on estimated collections and a discount rate approximately equivalent to our incremental borrowing rate. Significant changes in our estimates and assumptions could result in a change in earnings. See Note 6 to the condensed consolidated financial statements for further discussion of the Receivables Facility. Our leases under the two master operating lease facilities qualify for operating lease accounting treatment under SFAS No. 13, Accounting for Leases, and, as such, the buildings, and the debt incurred to construct them, are not included on our consolidated balance sheets. Under the current structure of our two master operating lease facilities, we will be required to consolidate these facilities upon the adoption of FIN 46, discussed in "Recently Issued Accounting Pronouncements."

Allowance For Doubtful Accounts. We evaluate the collectibility of our accounts receivable based on a combination of factors. We regularly analyze our significant customer accounts, and when we become aware of a specific customer's inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position, we record a specific reserve for bad debt to reduce the related receivable to the amount we reasonably believe is collectible. We also record reserves for bad debt for all other customers based on a variety of factors, including the length of time the receivables are past due, the financial health of the customer, macroeconomic considerations and historical experience. If circumstances related to specific customers change, our estimates of the recoverability of receivables could be further adjusted. In the 2003 and 2002 quarters, we wrote off uncollectible accounts receivable of $1.5 million and $617,000, respectively, against the allowance for doubtful accounts. In the 2003 and 2002 quarters, we charged estimates of $1.5 million and $1.4 million, respectively, to operating expenses to increase our allowance for doubtful accounts.

Incurred But Not Reported Insurance Claims. We maintain a self-insurance program covering portions of our general liability, vehicle liability and damage, workers' compensation and group medical insurance. The amounts in excess of the self-insured levels are fully insured, subject to certain limitations and exclusions. We accrue an estimated liability for these self-insured programs, including an estimate for incurred but not reported claims based on known claims and past claims history. These accruals are included in accrued expenses on the consolidated balance sheets. The provisions for insurance claims include estimates of the frequency and timing of claim occurrences, as well as the ultimate amounts to be paid. These estimates could be significantly affected if paid claims differ from past claims history.

Reserve for Inventories. We maintain reserves for slow-moving and obsolete inventories. These reserves are based upon inventory category, age of inventory, specifically identified items and overall economic conditions. A sudden and unexpected change in consumer preferences could result in a significant change in the reserve balance and a corresponding charge to earnings.

Sales Incentives. We, primarily through our Fresh-cut segment, offer sales incentives and promotions to our customers (resellers) and to consumers. These incentives primarily include volume and growth rebates, exclusivity and placement fees (fees paid to retailers for product display), consumer coupons and promotional discounts. We follow the requirements of Emerging Issues Task Force, or EITF, No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (including a Reseller of the Vendor's Products). Consideration given to customers and consumers related to sales incentives is recorded as a reduction of sales. Changes in the estimated amount of incentives to be paid are treated as changes in estimates and are recognized in the period of change. The cost of volume and growth rebates and exclusivity and placement fees is recorded using a systematic and rational allocation of the cost of the incentives to each of the underlying revenue transactions that resulted in progress by the customer toward earning the incentives to be paid. If we cannot reasonably estimate the amount of future incentives to be paid to the customer, we record the maximum potential amount. We use a customer's prior purchasing volume, as well as other factors, to assist in estimating the total incentives to be paid, if any. The cost of consumer coupons is recorded at the later of the date the coupon is offered or the date the related revenue is recognized by us. The amount recorded is based on the estimated amount of refunds or rebates that will be redeemed by consumers. We primarily use historical coupon redemption data and forecasted sales volumes to estimate the amount to be redeemed. If we cannot reasonably and reliably estimate the amount to be redeemed, we record the maximum potential amount. Promotional discounts are primarily recorded as a reduction to the customer's invoice for goods purchased based on an underlying agreement with the customer. A change in our estimates and assumptions related to consumer coupon redemption rates and customer purchase volumes, among other factors, may result in a change in our sales and earnings.

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

In January 2003, the EITF reached a final consensus on EITF Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor. EITF No. 02-16 clarifies certain aspects for accounting and recording by customers of consideration received from suppliers. The adoption of EITF No. 02-16 in the 2003 quarter did not have a material impact on our consolidated financial statements. For additional information on EITF No. 02-16, see "Recently Issued Accounting Pronouncements."

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

Recently Issued Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses accounting for legal obligations associated with the retirement of certain long-lived assets that result from the acquisition, construction, development and the normal operation of long-lived assets. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense over the asset's useful life. We adopted the provisions of SFAS No. 143 at the beginning of 2003. The adoption of SFAS No. 143 did not have a material impact on our consolidated financial position or results of operations.

In November 2002, the FASB issued FIN 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on the existing disclosure requirements for most guarantees. It also clarifies that at the time a company issues a guarantee, it must recognize an initial liability for the fair value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The accounting provisions of FIN 45 were effective on a prospective basis to guarantees issued or modified after December 15, 2002. The disclosure requirements of FIN 45 were effective for financial statements for periods ending after December 15, 2002. We adopted the disclosure requirements of FIN 45 in 2002. We applied the accounting requirements of FIN 45 to any guarantees issued or modified after December 15, 2002. The adoption of FIN 45 did not have a material impact on our consolidated financial position or results of operations.

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

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies in the first interim or annual period beginning after June 15, 2003 to variable interest entities existing or acquired before February 1, 2003. It also applies to all new variable interest entities created or acquired after January 31, 2003. In the third quarter of 2003, we will be required to adopt the provisions of FIN 46. Under the current structure of our First and Second Facilities, we will be required to consolidate these facilities upon the adoption of FIN 46. If consolidated, our property, plant and equipment and current and long-term debt will increase on our consolidated balance sheet. We do not expect that FIN 46 will require us to consolidate our Receivables Facility. We are currently evaluating the impact of adopting FIN 46 on our consolidated financial position and results of operations.

In January 2003, the EITF reached a final consensus on EITF Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor. EITF No. 02-16 clarifies certain aspects for accounting and recording by customers of consideration received from suppliers. Under EITF No. 02-16, consideration received related to growth rebates and agreements containing specified time period restrictions should be recorded as a reduction of cost of goods sold and recognized on a systematic and rational allocation if the amounts are probable and reasonably estimable. In addition, consideration received for certain promotional activities should be recorded as a reduction of those costs, with any excess being recorded as a reduction of cost of goods sold. We adopted EITF No. 02-16 at the beginning of 2003. The application of EITF No. 02-16 did not have a material impact on our consolidated financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The Statement amends and clarifies accounting for derivative instruments. SFAS No. 149 is effective for most contracts entered into or modified after June 30, 2003, except for certain contracts for which it is effective for existing contracts as well. We are currently evaluating the impact of the adoption of this statement. However, we do not expect the adoption of this statement to have a material impact on our consolidated financial position or results of operations.

Subsequent Event

On April 28, 2003, we amended and restated our Credit Facility (as amended and restated, the "Amended and Restated Credit Facility"), which, among other things, increased the facility to $350.0 million from $200.0 million. The Amended and Restated Credit Facility expires in 2006 and bears interest at a floating rate equal to, at our election, the agent bank's prime rate or a spread over LIBOR, which varies based upon our leverage ratio, as defined in the amended and restated credit agreement. The Amended and Restated Credit Facility has an annual commitment fee, ranging from 0.20% to 0.25% of the average daily unused portion of the total facility, based on our leverage ratio, as defined in the amended and restated credit agreement. The Amended and Restated Credit Facility also requires the maintenance of certain financial ratios, as defined in the amended and restated credit agreement, and contains customary events of default. Under the Amended and Restated Credit Facility, our subsidiaries are no longer required to guarantee all of our borrowings, letters of credit or any other obligations, as had previously been required under the original Credit Facility. The Amended and Restated Credit Facility allows for the issuance of up to $90.0 million of standby letters of credit, which reduce borrowings available under the Amended and Restated Credit Facility. At April 28, 2003, we had $104.5 million outstanding under the Amended and Restated Credit Facility and $27.8 million of letters of credit outstanding under the Amended and Restated Credit Facility. Therefore, at April 28, 2003, we had $217.7 million available under the Amended and Restated Credit Facility, subject to compliance with customary borrowing conditions.

Forward-Looking Statements

This Form 10-Q and the documents incorporated by reference herein contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements, which are based on assumptions and estimates and describe our future plans, strategies and expectations, are generally identifiable by the use of the words "anticipate," "will," "believe," "estimate," "expect," "intend," "seek," "should," "could," "may," "would," or similar expressions. These forward-looking statements may address, among other things, our anticipated earnings, capital expenditures, contributions to our net sales by acquired companies, sales momentum, customer and product sales mix, expected efficiencies in our business and our ability to realize expected synergies from acquisitions. These forward-looking statements are subject to risks, uncertainties and assumptions, all as detailed from time to time in the reports we file with the Securities and Exchange Commission.

If one or more of these risks or uncertainties materialize, or if any underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from future results, performance or achievements expressed or implied by these forward-looking statements. All forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements in this section. We undertake no obligation to publicly update or revise any forward-looking statements to reflect future events or developments.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Our primary market risks are related to fluctuations in interest rates. Our primary interest rate risk is from changing interest rates related to our outstanding debt. We currently manage this risk through a combination of fixed and floating rates on these obligations. As of March 29, 2003, our total debt of $353.9 million consisted of fixed and floating-rate debt of $257.9 million and $96.0 million, respectively. In addition, the rates on our Receivables Facility and two master operating lease facilities are floating rates. Substantially all of our floating rates are based on LIBOR, with the exception of the rate on the Receivables Facility, which is based upon a 30-day commercial-paper rate. A 100 basis-point increase in market interest rates on all of our floating-rate debt, our Receivables Facility and our two master operating lease facilities would result in a decrease in net earnings and cash flow of approximately $1.4 million per annum, holding other variables constant.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We announced in March 2002 that we had identified certain accounting errors at one of our Broadline operating subsidiaries, as more fully described in our 2002 Annual Report on Form 10-K. While no claims have been made to date, it is possible that claims may be brought by shareholders against us in connection with the accounting errors and costs related to the claims, including defense costs, could have an adverse effect on our financial condition or results of operations. In addition, at the time of the announcement of the identification of the accounting errors, we contacted the staff of the Securities and Exchange Commission, or SEC, to inform them of our identification of the errors and of our intention to cooperate with the staff of the SEC with respect to any review or inquiry they may conduct. Since that time, we have provided and continue to provide, updates to the staff of the SEC as well as certain documents and testimony requested by the staff. We have conducted an inquiry into the accounting errors and have taken appropriate remedial actions in connection with the investigation. Although we believe that we have fully cooperated with the SEC, the SEC could bring enforcement or other action against us. The costs associated with an SEC enforcement action or inquiry or an adverse outcome of any such enforcement action or inquiry could have a material adverse effect on our financial condition or results of operations.

From time to time, we are involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not have a material adverse effect on our results of operations or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders.

(a)	No matters were submitted to a vote of security holders during the quarter ended March 29, 2003.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits:

10.48

Amended and Restated Credit Agreement dated as of April 28, 2003 by and among Performance Food Group Company, as Borrower, the Lenders referred to therein and Wachovia Bank, National Association, as Administrative Agent.

10.49	Form of Revolving Credit Note.

15	Letter regarding unaudited information from KPMG LLP.

99.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

During the first quarter ended March 29, 2003, we filed no reports on Form 8-K.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERFORMANCE FOOD GROUP COMPANY

	By:	/s/ John D. Austin
John D. Austin
Senior Vice President and Chief Financial Officer

Date: May 13, 2003

CERTIFICATIONS
I, C. Michael Gray, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of Performance Food Group Company;
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

Date: May 13, 2003
By: /s/ C. Michael Gray
Name: C. Michael Gray
President and Chief Executive Officer

I, John D. Austin, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of Performance Food Group Company;
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

Date: May 13, 2003
By: /s/ John D. Austin
Name: John D. Austin
Senior Vice President and Chief Financial Officer