Form 10-Q
period 2003-06-28
PERFORMANCE FOOD GROUP CO
filed 2003-08-12
CIK 908254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 28, 2003

Commission File No.: 0-22192

PERFORMANCE FOOD GROUP COMPANY
(Exact Name of Registrant as Specified in Its Charter)

Tennessee (State or Other Jurisdiction of Incorporation or Organization)	54-0402940 (I.R.S. Employer Identification No.)

12500 West Creek Parkway Richmond, Virginia (Address of Principal Executive Offices)	23238 (Zip Code)

(804) 484 -7700 (Registrant's Telephone Number, Including Area Code)

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

As of August 8, 2003, 45,594,647 shares of the issuer's common stock were outstanding.

Independent Accountants' Review Report

The Board of Directors and Shareholders
Performance Food Group Company:

We have reviewed the accompanying condensed consolidated balance sheet of Performance Food Group Company and subsidiaries (the Company) as of June 28, 2003 and the related condensed consolidated statements of earnings for the three-month and six-month periods ended June 28, 2003 and June 29, 2002 and the condensed consolidated statements of cash flows for the six-month periods ended June 28, 2003 and June 29, 2002. These condensed consolidated financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

/s/KPMG LLP

Richmond, Virginia
July 28, 2003

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands)	June 28, 2003	December 28, 2002

ASSETS
Current assets:
Cash and cash equivalents	$44,355	$33,660
Accounts receivable, net, including
retained interest in securitized receivables	237,196	220,676
Inventories	237,679	239,846
Other current assets	32,532	34,964

Total current assets	551,762	529,146

Property, plant and equipment, net	326,149	293,994
Goodwill, net	584,917	575,464
Other intangible assets, net	201,361	205,497
Other assets	8,598	13,616

Total assets	$1,672,787	$1,617,717

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Outstanding checks in excess of deposits	$61,853	$74,759
Current installments of long-term debt	1,856	2,504
Trade accounts payable	261,622	236,438
Other current liabilities	148,998	134,363

Total current liabilities	474,329	448,064

Long-term debt, excluding current installments	349,419	370,095
Deferred income taxes	87,644	84,689

Total liabilities	911,392	902,848

Shareholders' equity	761,395	714,869

Total liabilities and shareholders' equity	$1,672,787	$1,617,717

See accompanying notes to unaudited condensed consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings (Unaudited)

	Three Months Ended		Six Months Ended

(In thousands, except per share amounts)	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002

Net sales	$1,366,883	$1,068,054	$2,635,988	$2,064,957
Cost of goods sold	1,151,879	885,960	2,221,646	1,729,538

Gross profit	215,004	182,094	414,342	335,419

Operating expenses	171,258	141,834	340,192	273,743

Operating profit	43,746	40,260	74,150	61,676

Other income (expense), net:
Interest expense	(4,955)	(4,442)	(9,745)	(8,741)
Loss on sale of receivables	(378)	(493)	(702)	(931)
Other, net	207	320	1,400	851

Other expense, net	(5,126)	(4,615)	(9,047)	(8,821)

Earnings before income taxes	38,620	35,645	65,103	52,855

Income tax expense	14,676	13,367	24,739	19,821

Net earnings	$23,944	$22,278	$40,364	$33,034

Weighted average common shares outstanding	45,451	44,024	45,398	43,935

Basic net earnings per common share	$0.53	$0.51	$0.89	$0.75

Weighted average common shares and dilutive
potential common shares outstanding	52,817	51,622	52,749	51,580

Diluted net earnings per common share	$0.49	$0.47	$0.84	$0.71

See accompanying notes to unaudited condensed consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended

(In thousands)	June 28, 2003	June 29, 2002

Cash flows from operating activities:
Net earnings	$40,364	$33,034
Adjustments to reconcile net earnings to net cash provided
by operating activities:
Depreciation	20,593	17,035
Amortization	4,144	3,835
Gain on sale of investment	(956)	-
Tax benefit on exercise of stock options	2,066	1,750
Other	1,074	256
Change in operating assets and liabilities, net	33,323	16,738

Net cash provided by operating activities	100,608	72,648

Cash flows from investing activities:
Purchases of property, plant and equipment	(53,121)	(28,609)
Net cash paid for acquisitions	(11,361)	(93,075)
Proceeds from sale of investment	4,500	-
Proceeds from sale of property, plant and equipment	287	470
Decrease (increase) in intangible assets	16	(208)

Net cash used in investing activities	(59,679)	(121,422)

Cash flows from financing activities:
Decrease in outstanding checks in excess of deposits	(12,906)	(4,953)
Net (payments) borrowings on revolving credit facility	(19,833)	13,000
Principal payments on long-term debt	(1,491)	(1,224)
Cash paid for debt issuance costs, net	(732)	-
Employee stock option, incentive and purchase plans	4,728	3,680

Net cash (used in) provided by financing activities	(30,234)	10,503

Net increase (decrease) in cash	10,695	(38,271)

Cash and cash equivalents, beginning of period	33,660	68,274
Cash and cash equivalents, end of period	$44,355	$30,003

See accompanying notes to unaudited condensed consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation

The accompanying condensed consolidated financial statements of Performance Food Group Company and subsidiaries (the "Company") as of June 28, 2003, and for the three months and six months ended June 28, 2003 and June 29, 2002, are unaudited. The unaudited December 28, 2002 condensed consolidated balance sheet was derived from the audited consolidated balance sheet included in the Company's latest Annual Report on Form 10-K. The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X.

In the opinion of management, the unaudited condensed consolidated financial statements contained in this report reflect all adjustments, consisting of only normal recurring accruals, which are necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. References in this Form 10-Q to the 2003 and 2002 quarters and periods refer to the fiscal three-month and the six-month periods ended June 28, 2003 and June 29, 2002, respectively.

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

In November 2002, the FASB issued FASB Interpretation No. ("FIN") 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on the existing disclosure requirements for most guarantees. It also clarifies that at the time a company issues a guarantee, it must recognize an initial liability for the fair value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The Company adopted the accounting provisions of FIN 45 on a prospective basis for guarantees issued or modified after December 15, 2002, as required. The Company adopted the disclosure requirements of FIN 45 in 2002, as required, which are included in Note 11. The adoption of FIN 45 did not have a material impact on the Company's consolidated financial position or results of operations.

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective the first interim or annual period beginning after June 15, 2003, to variable interest entities existing or acquired before February 1, 2003. It also applies to all new variable interest entities created or acquired after January 31, 2003. In the third quarter of 2003, the Company will be required to adopt the provisions of FIN 46. In June 2003, the Company terminated its two master operating lease facilities, as discussed in Note 9. Therefore, the Company does not expect the adoption of FIN 46 to have a material impact on its consolidated financial position or results of operations.

In January 2003, the Emerging Issues Task Force ("EITF") of the FASB reached a final consensus on EITF No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor. EITF No. 02-16 clarifies certain aspects for accounting and recording by customers of consideration received from suppliers. Under EITF No. 02-16, consideration received related to growth rebates and agreements containing specified time period restrictions should be recorded as a reduction of cost of goods sold and recognized using a systematic and rational allocation if the amounts are probable and reasonably estimable. In addition, consideration received for certain promotional activities should be recorded as a reduction of those costs, with any excess being recorded as a reduction of cost of goods sold. The Company adopted EITF No. 02-16 at the beginning of 2003. The adoption of EITF No. 02-16 did not have a material impact on the Company's consolidated financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies accounting for derivative instruments. SFAS No. 149 is effective for most contracts entered into or modified after June 30, 2003, except for certain contracts for which it is effective for existing contracts as well. In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 clarifies the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS No. 150 requires that those instruments be classified as liabilities. The Company does not expect the adoption of SFAS No. 149 or SFAS No. 150 to have a material impact on its consolidated financial position or results of operations.

Stock-Based Compensation

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 amended existing accounting literature to provide alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation. The statement also required additional disclosures in both interim and annual financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The accounting provisions (if elected) and the disclosure provisions (required) of SFAS No. 148 were effective for fiscal years ending after December 15, 2002. The Company has currently elected not to adopt the fair-value based method of accounting for stock-based employee compensation, but has adopted the disclosure provisions of SFAS No. 148.

In the 2003 quarter, the Company's shareholders approved the 2003 Equity Incentive Plan (the "2003 Plan"). The 2003 Plan provides for the award of up to 2,325,189 shares of common stock to officers, employees, directors and consultants of the Company, including a total of 125,189 shares carried over from the 1993 Plan and the Directors' Plan, defined below. Awards under the 2003 Plan may be in the form of stock options, stock appreciation rights, restricted stock or other stock-based awards. The 2003 Plan is described more fully in the Company's 2003 Proxy Statement, dated April 7, 2003.

Since May 7, 2003, no options have been granted under the 1993 Employee Stock Incentive Plan (the "1993 Plan") or the 1993 Outside Directors Stock Option Plan (the "Directors' Plan"). In addition, the last stock options outstanding under the 1989 Nonqualified Stock Option Plan (the "1989 Plan") were exercised in the first quarter of 2003. The Company also maintains the Performance Food Group Employee Stock Purchase Plan (the "Stock Purchase Plan"). The 1993 Plan, the Directors' Plan, the 1989 Plan and the Stock Purchase Plan are described more fully in the Company's 2002 Annual Report on Form 10-K. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, the Company does not recognize stock-based employee compensation cost in net earnings in the condensed consolidated statements of earnings for option grants under these plans. The Company also sponsors the Performance Food Group Employee Savings and Stock Ownership Plan, described more fully in the Company's 2002 Annual Report on Form 10-K.

The following table illustrates the effect on net earnings and net earnings per common share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to all applicable stock-based employee compensation plans. The fair value of each option was estimated at the grant date using the Black-Scholes option-pricing model.

(In thousands, except per share amounts)	2003 Quarter	2002 Quarter	2003 Period	2002 Period

Net earnings, as reported	$23,944	$22,278	$40,364	$33,034

Deduct: Stock-based employee
compensation expense determined
under the fair-value based method
for all awards, net of tax effects	(1,766)	(1,674)	(3,655)	(3,700)

Pro forma net earnings	$22,178	$20,604	$36,709	$29,334

Net earnings per common share:

Basic - As reported	$0.53	$0.51	$0.89	$0.75

Basic - Pro forma	$0.49	$0.47	$0.81	$0.67

Diluted -As reported	$0.49	$0.47	$0.84	$0.71

Diluted - Pro forma	$0.46	$0.44	$0.77	$0.64

3. Business Combinations

The Company completed no acquisitions in the 2003 quarter or period. In the first quarter of 2003, the Company paid $10.0 million to the former shareholders of Fresh International Corp. and its subsidiaries (collectively "Fresh Express"). In the 2003 quarter, the Company paid an additional $1.0 million to the former shareholders of Fresh Express. These payments were related to certain contractual obligations in the purchase agreement for Fresh Express, which the Company acquired in 2001. Also in the 2003 period, the Company paid $1.9 million and issued approximately 19,000 shares of its common stock, valued at $625,000, related to contractual obligations in the purchase agreements for companies acquired in 2001 and 2000. The Company recorded these payments to Fresh Express and other companies as additional purchase price, with corresponding increases in goodwill.

In connection with the acquisition of Fresh Express, the Company adopted a plan for integration of the business. The Company initially established an accrual of $8.9 million to provide for certain costs of this plan. This accrual was recorded as a part of the initial allocation of the purchase price of Fresh Express. The plan was to combine the Franklin Park, Illinois, and Chicago, Illinois, processing plants into one facility, convert the Greencastle, Pennsylvania, and Chicago facilities into distribution centers, dispose of certain processing equipment at the Chicago and Greencastle plants and eliminate approximately 500 processing-related jobs at the affected facilities. In the first quarter of 2003, the Company converted the Greencastle facility into a distribution center and eliminated approximately 300 processing-related jobs at that facility. In the 2003 quarter, the Company decided not to convert the Chicago facility into a distribution center and will continue to use it for processing operations. The following table summarizes the activity related to the accrual for business integration:

(In thousands)	Workforce Reduction	Consolidation of Facilities and Other Charges	Total

Initial accrual	$4,025	$4,825	$8,850
Non-cash adjustments (1)	(1,382)	(3,403)	(4,785)
Cash payments	(2,643)	(1,345)	(3,988)
Balance at June 28, 2003	$-	$77	$77

(1) In 2002, the Company reduced its accrual for the integration plan by $2.6 million, with a corresponding decrease in Fresh Express' goodwill, primarily due to adjustments to the Greencastle and Chicago integration plans. In addition, the Company decided not to dispose of certain leased office buildings in Salinas, California, as originally planned. In the 2003 quarter, the Company reduced its accrual for the integration plan by $2.2 million, with a corresponding decrease in Fresh Express' goodwill, due to the decision not to convert the Chicago facility into a distribution facility, as discussed above.

From inception through June 28, 2003, $2.6 million of employee separation costs and $1.3 million of professional fees, lease and related costs and dismantling costs have been charged against the accrual. The remaining accrual consists of $77,000 for lease costs.

In the 2002 period, in addition to the acquisition of Quality Foods completed in the 2002 quarter discussed below, the Company paid a total of $2.8 million in cash and issued approximately 15,000 shares of its common stock, valued at approximately $500,000 to the former shareholders of Carroll County Foods, Inc. ("Carroll County Foods") and AFFLINK Incorporated (formerly Affiliated Paper Companies, Inc., "AFFLINK"), which were acquired in 2000 and 1998, respectively, as a result of certain contractual obligations in the purchase agreements related to those acquisitions. The Company recorded these payments to Carroll County Foods and AFFLINK as additional purchase price, with corresponding increases in goodwill.

In October 2002, a wholly owned subsidiary of the Company's Pocahontas Foods USA subsidiary acquired all of the assets of All Kitchens, Inc. ("All Kitchens"), a privately owned procurement and merchandising firm based in Boise, Idaho. All Kitchens provides procurement and merchandising services to its distributors. The Company believes that this acquisition increases its services to its existing Pocahontas foodservice distributors and All Kitchens' distributors and expands the Company's geographic base of independent foodservice distributors. In connection with the acquisition of All Kitchens, the Company will be required to pay the prior owner of the acquired assets up to $3.0 million in cash, if certain affiliate distributor targets are achieved through September 2005. The Company will record any earnout payments as additional purchase price, resulting in a corresponding increase in goodwill.

In July 2002, the Company acquired all of the outstanding common stock of Thoms-Proestler Company and TPC Logistics, Inc. (collectively "TPC"), a privately owned, broadline foodservice distributor based in Rock Island, Illinois. TPC services customers located throughout the states of Illinois, Indiana, Iowa and Wisconsin, including the major metropolitan area of Chicago. The Company believes that its acquisition of TPC extends its Broadline service area in the Midwest region. In connection with the acquisition of TPC, the Company entered into an earnout agreement whereby it will be required to pay the former shareholders of TPC up to $7.0 million, consisting of cash and additional common shares, if TPC achieves certain targeted levels of growth in sales and operating profit margin, as defined, through July 2004. The Company will record any earnout payments as additional purchase price, resulting in a corresponding increase in goodwill.

In July 2002, the Company also acquired all of the outstanding common stock of Middendorf Meat Company ("Middendorf Meat"), a privately owned, broadline foodservice distributor based in St. Louis, Missouri, through the merger of Middendorf Meat with a wholly owned subsidiary of the Company. Middendorf Meat distributes custom-cut steaks and other foodservice items to independent restaurants, private clubs, hotels and other foodservice establishments in St. Louis and surrounding areas. The Company believes that its acquisition of Middendorf Meat extends its service area to a region that is geographically contiguous to its other Broadline businesses. In connection with the acquisition of Middendorf Meat, the Company entered into an earnout agreement whereby it will be required to pay the former shareholders of Middendorf Meat up to $5.0 million, consisting of cash and additional common shares, if Middendorf Meat achieves certain targeted levels of growth in operating profit, as defined, over a period of up to six years following the acquisition. The Company will record any earnout payments as additional purchase price, resulting in a corresponding increase in goodwill. In the 2003 period, the Company finalized the purchase price of Middendorf Meat, resulting in the return of $1.6 million in cash and $1.4 million of the Company's common stock from the former owners of Middendorf Meat, related to the closing net worth adjustment and certain related claims. The Company recorded this adjustment to the purchase price as a reduction of goodwill.

In May 2002, the Company acquired all of the outstanding stock of Quality Foods, Inc. ("Quality Foods"), a privately owned, broadline foodservice distributor based in Little Rock, Arkansas, with distribution centers in Little Rock, and Batesville and Magee, Mississippi. Quality Foods provides products and services to traditional foodservice accounts in a region covering Arkansas, Louisiana, Mississippi, Missouri, Oklahoma, Tennessee and Texas. The Company believes that its acquisition of Quality Foods extends its service area to a region that is geographically contiguous to its other Broadline businesses. The Company paid $90.3 million, net of cash acquired, for Quality Foods. In connection with the acquisition of Quality Foods, the Company entered into an earnout agreement whereby it will be required to pay the former shareholders of Quality Foods up to $24.0 million in cash if Quality Foods achieves certain targeted levels of growth in operating profit, as defined, over a three-year period following the acquisition. The Company will record any earnout payments as additional purchase price, resulting in a corresponding increase in goodwill.

The condensed consolidated statements of earnings and cash flows reflect the results of the All Kitchens, TPC, Middendorf Meat and Quality Foods acquisitions from the dates of acquisition through June 28, 2003. The unaudited consolidated results of operations on a pro forma basis as though these acquisitions had been consummated as of the beginning of 2002 are as follows:

(In thousands, except per share amounts)	2002 Quarter	2002 Period

Net sales	$1,222,013	$2,382,291
Gross profit	209,047	390,870
Net earnings	21,736	31,425
Basic net earnings per common share	$0.48	$0.70
Diluted net earnings per common share	0.45	0.67

The above pro forma results are presented for information purposes only and may not be indicative of the operating results that would have occurred had these acquisitions been consummated as of the beginning of 2002. The allocations of the excess purchase price of All Kitchens, TPC and Middendorf Meat are preliminary and subject to final adjustment, primarily because the Company is finalizing the opening balance sheets for these acquisitions. The Company will complete the allocation of the excess purchase price of these acquisitions within one year of the acquisition dates.

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

In October 2001, the Company issued $201.3 million aggregate principal amount of 5½% convertible subordinated notes due in 2008 (the "Convertible Notes"). The calculation of diluted EPS is done on an "if-converted" basis and without conversion of the Convertible Notes. If the calculation of diluted EPS is more dilutive assuming conversion of the Convertible Notes, the after-tax interest on the Convertible Notes is added to net income in the numerator, and the shares into which the Convertible Notes are convertible are added to the dilutive shares in the denominator. In the 2003 and 2002 quarters and periods, the Convertible Notes were dilutive and were included in the computation of diluted EPS. A reconciliation of the numerators and denominators of the basic and diluted EPS computations is as follows:

	2003 Quarter			2002 Quarter

(In thousands, except per share amounts)	Net Earnings (1)	Shares (2)	Per-Share Amount	Net Earnings (1)	Shares (2)	Per-Share Amount

Amounts reported for basic EPS	$23,944	45,451	$0.53	$22,278	44,024	$0.51
Effect of dilutive securities:
Stock options	-	1,258		-	1,490
Convertible Notes	1,863	6,108		1,877	6,108

Amounts reported for diluted EPS	$25,807	52,817	$0.49	$24,155	51,622	$0.47

(1) Numerator
(2) Denominator

Options to purchase 658,000 shares that were outstanding at June 28, 2003, were excluded from the computation of diluted shares because of their antidilutive effect on EPS for the 2003 quarter. The exercise price of these options ranged from $34.57 to $38.50. Options to purchase approximately 538,000 shares that were outstanding at June 29, 2002 were excluded from the computation of diluted shares because of their antidilutive effect on EPS for the 2002 quarter. The exercise price of these options ranged from $36.30 to $38.50.

	2003 Period			2002 Period

(In thousands, except per share amounts)	Net Earnings (1)	Shares (2)	Per-Share Amount	Net Earnings (1)	Shares (2)	Per-Share Amount

Amounts reported for basic EPS	$40,364	45,398	$0.89	$33,034	43,935	$0.75
Effect of dilutive securities:
Stock options	-	1,243		-	1,537
Convertible Notes	3,726	6,108		3,754	6,108

Amounts reported for diluted EPS	$44,090	52,749	$0.84	$36,788	51,580	$0.71

(1) Numerator
(2) Denominator

Options to purchase 759,000 shares that were outstanding at June 28, 2003, were excluded from the computation of diluted shares because of their antidilutive effect on EPS for the 2003 period. The exercise price of these options ranged from $33.67 to $38.50. Options to purchase approximately 542,000 shares that were outstanding at June 29, 2002 were excluded from the computation of diluted shares because of their antidilutive effect on EPS for the 2002 period. The exercise price of these options ranged from $35.45 to $38.50.

5. Cash Flow Information

The following table presents supplemental cash flow information:

(In thousands)	2003 Period	2002 Period
Cash paid during the period for:
Interest	$8,950	$8,447
Income taxes	$13,626	$3,086

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

The Company received $78.0 million of proceeds from the sale of the undivided interest in receivables under the Receivables Facility in 2001, and continues to securitize its accounts receivable. At June 28, 2003, securitized accounts receivable totaled $134.2 million, which included $78.1 million sold to a financial institution and derecognized from the consolidated balance sheet and included the Company's residual interest in accounts receivable ("Residual Interest") of $56.1 million, which was included in accounts receivable on the Company's consolidated balance sheet. The Residual Interest represents the Company's retained interest in receivables held by PFG Receivables Corporation. The Residual Interest was measured using the estimated discounted cash flows of the underlying accounts receivable, based on estimated collections and a discount rate approximately equivalent to the Company's incremental borrowing rate. The loss on sale of the undivided interest in receivables of $378,000 and $493,000 in the 2003 and 2002 quarters, respectively, and $702,000 and $931,000 in the 2003 and 2002 periods, respectively, is included in other expense, net, in the condensed consolidated statements of earnings and represents the Company's cost of securitizing those receivables with the financial institution.

Under the original terms of the Receivables Facility, the amount of the undivided interest in the receivables owned by the financial institution could not exceed $90.0 million at any one time. On June 30, 2003, the Company extended the term of the Receivables Facility through June 28, 2004, and increased the limit of the amount of the undivided interest in the receivables that can be owned by the financial institution to $165.0 million. On July 24, 2003, the Company received an additional $32.0 million of proceeds from the sale of the undivided interest in receivables under the Receivables Facility. See Note 13.

The Company records the sale of the undivided interest in accounts receivable to the financial institution in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Accordingly, at the time the undivided interest in receivables is sold, the receivables are removed from the Company's consolidated balance sheet. The Company records a loss on the sale of the undivided interest in these receivables, which includes a discount, based upon the receivables' credit quality and a financing cost for the financial institution, based upon a 30-day commercial-paper rate. At June 28, 2003, the rate under the Receivables Facility was 1.73% per annum.

The key economic assumptions used to measure the Residual Interest at June 28, 2003, were a discount rate of 3.00% and an estimated life of approximately 1.5 months. At June 28, 2003, an immediate adverse change in the discount rate and estimated life of 10% and 20%, with other factors remaining constant, would result in a reduction in the fair value of the Residual Interest and corresponding increase in the loss on sale of receivables of approximately $20,000 and $41,000, respectively.

7. Goodwill and Other Intangible Assets

The following table presents details of the Company's intangible assets as of June 28, 2003 and December 28, 2002:

	As of June 28, 2003			As of December 28, 2002

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with definite lives:
Customer relationships	$110,509	$11,494	$99,015	$110,509	$8,464	$102,045
Tradenames and trademarks	33,725	1,955	31,770	33,719	1,358	32,361
Debt issuance costs	9,359	2,262	7,097	8,836	1,764	7,072
Non-compete agreements	5,093	2,732	2,361	6,544	3,659	2,885
Patents	350	31	319	350	15	335

Total intangible assets with definite lives	$159,036	$18,474	$140,562	$159,958	$15,260	$144,698

Intangible assets with indefinite lives:
Goodwill (1)	$600,435	$15,518	$584,917	$590,982	$15,518	$575,464
Tradenames (1)	60,934	135	60,799	60,934	135	60,799

Total intangible assets with indefinite lives	$661,369	$15,653	$645,716	$651,916	$15,653	$636,263

(1) Accumulated amortization was recorded before the Company's adoption of SFAS No. 142.

The Company recorded amortization expense of $2.1 million for each of the 2003 and 2002 quarters, and $4.1 million and $3.8 million for the 2003 and 2002 periods, respectively. The estimated future amortization expense on intangible assets as of June 28, 2003, is as follows:

(In thousands)	Amount

2003 (remaining quarters)	$4,782
2004	9,466
2005	9,288
2006	8,957
2007	7,878
2008	7,097
Thereafter	93,094

Total	$140,562

The following table presents the changes in the net carrying amount of goodwill allocated to the Company's reportable segments, as defined in Note 12, during the 2003 period:

(In thousands)	Broadline Segment	Fresh-cut Segment	Total

Balance at December 28, 2002	$357,150	$218,314	$575,464
Goodwill acquired, net	(636)	11,032	10,396
Purchase accounting adjustments	(4,479)	3,536	(943)

Balance at June 28, 2003	$352,035	$232,882	$584,917

In the 2003 period, Broadline segment goodwill was reduced by $636,000, which represents the net effect of the purchase price adjustments and payments for Middendorf Meat and other companies. In the 2003 period, the Broadline segment adjusted goodwill by $4.5 million, net, for purchase price allocation adjustments. The Company increased the goodwill in its Fresh-cut segment by $11.0 million for payments in the 2003 period related to the acquisition of Fresh Express. Also in the 2003 period, the Fresh-cut segment increased goodwill by $3.5 million for the net effect of purchase price allocation adjustments. For further details on goodwill changes, see Note 3.

8. Inventories

The following table provides details of inventories as of June 28, 2003 and December 28, 2002:

(In thousands)	June 28, 2003	December 28, 2002

Finished goods	$226,334	$224,477
Raw materials, including growing crops	11,345	15,369

Inventories	$237,679	$239,846

9. Leases

In June 2003, the Company terminated its two master operating lease facilities. In June 2003, the lessor sold two of the three distribution centers included in the first master operating lease facility (the "First Facility") to third parties unaffiliated with the Company. The Company concurrently entered into operating leases with those unaffiliated third parties for these distribution centers. The operating leases have an initial term of 22 years, plus five renewal options of five years each. Also in June 2003, the Company purchased the remaining distribution center in the First Facility from the lessor for $10.4 million. This distribution center is recorded on the Company's consolidated balance sheet at June 28, 2003, in its Customized segment.

Also in June 2003, the lessor sold one of the distribution centers and the office building included in the Company's other master operating lease facility (the "Second Facility") to third parties unaffiliated with the Company. The Company also sold land and a building under construction to one of those third parties unaffiliated with the Company. The Company concurrently entered into operating leases with those unaffiliated third parties for all of these properties. The operating leases have an initial term of 22 years, plus five renewal options of five years each. Also in June 2003, the Company purchased the remaining distribution center in the Second Facility from the lessor for $4.9 million. This distribution center is recorded on the Company's consolidated balance sheet at June 28, 2003, in its Broadline segment.

As a result of the termination of the two master operating lease facilities, the four new leases and the Company's purchase of two distribution centers previously included in these facilities, the Company's future net minimum lease payments will increase by $79.5 million: $415,000 in the remainder of 2003; $1.4 million in 2004; $2.9 million in 2005; $3.8 million in each of 2006, 2007 and 2008; and $63.4 million thereafter. The four leases discussed above do not contain residual value guarantees.

10. Long-term Debt

In October 2001, the Company entered into a $200.0 million revolving credit facility with several financial institutions. On April 28, 2003, the Company amended and restated its revolving credit facility (the "Credit Facility"), which, among other things, increased the facility to $350.0 million from $200.0 million. The Credit Facility expires in 2006, and bears interest at a floating rate equal to, at the Company's election, the agent bank's prime rate or a spread over LIBOR, which varies based upon our leverage ratio, as defined in the credit agreement. The Credit Facility has an annual commitment fee, ranging from 0.20% to 0.25% of the average daily unused portion of the total facility, based on the Company's leverage ratio, as defined in the credit agreement. The Credit Facility also requires the maintenance of certain financial ratios, as defined in the credit agreement, and contains customary events of default. Under the Credit Facility, the Company's subsidiaries are no longer required to guarantee borrowings, letters of credit or any other obligations, as had previously been required. The Credit Facility allows for the issuance of up to $90.0 million of standby letters of credit, which reduce borrowings available under the Credit Facility. At June 28, 2003, the Company had $78.2 million of borrowings outstanding, $27.5 million of letters of credit outstanding and $244.3 million available under the Credit Facility, subject to compliance with customary borrowing conditions. At June 28, 2003, the Company's borrowings under the Credit Facility bore interest at a rate of 1.98% per annum. Interest is payable monthly. Subsequent to the end of the 2003 quarter, the Company repaid some of its borrowings under the Credit Facility with proceeds from the sale of the undivided interest in receivables under the Receivables Facility, discussed in Notes 6 and 13.

11. Commitments and Contingencies

At June 28, 2003, the Company's Fresh-cut segment had contracts to purchase produce totaling $107.1 million, of which $75.2 million expire in 2003 and $31.9 million expire in 2004. Amounts due under these contracts were not included on the Company's consolidated balance sheet at June 28, 2003, in accordance with generally accepted accounting principles.

From time to time, the Company is involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not have a material adverse effect on the Company's consolidated financial condition or results of operations.

The Company has entered into various guarantee agreements. These agreements arose in transactions related to the acquisition of certain businesses and residual value guarantees on certain of its operating leases. The Company adopted the accounting provisions of FIN 45 on a prospective basis for guarantees issued or modified after December 15, 2002, as required. The Company adopted the disclosure requirements of FIN 45 in 2002, as required, which are included below. FIN 45 is discussed in more detail in Note 2.

In connection with certain acquisitions, the Company has entered into earnout agreements with certain of the former owners of the businesses that the Company has acquired. These agreements are based upon certain net earnings and synergy targets, as defined in each agreement, and discussed in more detail in Note 3. These earnout payments are for companies acquired from 2000 to 2002, and may include payments in cash and/or shares of the Company's common stock. As of June 28, 2003, the maximum potential earnout obligation, assuming all future earnout targets are met in their earliest possible years, totaled $39.1 million: $4.5 million in the remainder of 2003, $21.0 million in 2004, $12.0 million in 2005 and $1.6 million in 2006. These contingent payments are not recorded on the Company's consolidated balance sheet at June 28, 2003, in accordance with generally accepted accounting principles. If paid, these earnout payments would increase the goodwill of the companies acquired. If the future earnout targets are not met, these maximum amounts will be lower, or the Company may not be required to make any payments.

The Company has entered into numerous operating leases, including leases of buildings, equipment, tractors and trailers. In certain of these leases, the Company has provided residual value guarantees to the lessors. As of June 28, 2003, the undiscounted maximum amount of potential future payments under these guarantees is approximately $6.0 million, which would be mitigated by the fair value of the leased assets at lease expiration. These leases have expiration dates ranging from 2003 to 2010.

12. Industry Segment Information

The Company has three operating segments: broadline foodservice distribution ("Broadline"); customized foodservice distribution ("Customized"); and fresh-cut produce processing ("Fresh-cut"). Broadline markets and distributes more than 58,000 national and proprietary brand food and non-food products to a total of approximately 46,000 street and chain customers. Broadline consists of 19 distribution facilities that design their own product mix, distribution routes and delivery schedules to accommodate the needs of a large number of customers whose individual purchases vary in size. In addition, Broadline operates three locations that provide merchandising services to independent foodservice distributors. Customized services family and casual-dining chain restaurants. These customers generally prefer a centralized point of contact that facilitates item and menu changes, tailored distribution routing and customer service. The Customized distribution network distributes nationwide and internationally from seven distribution facilities. Fresh-cut purchases, processes, packages and distributes a variety of packaged, ready-to-eat salads and other fresh-cut produce nationwide to food retailers. Fresh-cut also distributes various fresh produce offerings, primarily to third-party distributors for resale mainly to quick-service restaurants located throughout the United States. Fresh-cut operations are conducted at eight processing/distribution facilities.

	Broadline	Customized	Fresh-cut	Corporate & Intersegment	Consolidated
(In thousands)
2003 Quarter

Net external sales	$687,695	$442,464	$236,724	$-	$1,366,883
Intersegment sales	259	106	4,475	(4,840)	-
Total sales	687,954	442,570	241,199	(4,840)	1,366,883
Operating profit	20,620	5,953	21,543	(4,370)	43,746
Total assets	774,024	132,232	647,346	119,185	1,672,787
Interest expense (income)	3,738	51	4,914	(3,748)	4,955
Loss (gain) on sale of receivables	1,722	569	-	(1,913)	378
Depreciation	3,457	869	5,527	585	10,438
Amortization	942	-	1,124	-	2,066
Capital expenditures	6,628	13,605	13,070	(390)	32,913

	Broadline	Customized	Fresh-cut	Corporate & Intersegment	Consolidated
(In thousands)
2002 Quarter

Net external sales	$500,401	$350,557	$217,096	$-	$1,068,054
Intersegment sales	148	-	2,735	(2,883)	-
Total sales	500,549	350,557	219,831	(2,883)	1,068,054
Operating profit	15,444	4,172	24,296	(3,652)	40,260
Total assets	573,986	96,675	610,695	107,487	1,388,843
Interest expense (income)	1,862	154	5,478	(3,052)	4,442
Loss (gain) on sale of receivables	1,563	400	-	(1,470)	493
Depreciation	2,991	743	4,631	360	8,725
Amortization	602	-	1,129	322	2,053
Capital expenditures	2,912	2,679	9,692	1,669	16,952

	Broadline	Customized	Fresh-cut	Corporate & Intersegment	Consolidated
(In thousands)
2003 Period

Net external sales	$1,330,378	$855,406	$450,204	$-	$2,635,988
Intersegment sales	472	200	8,273	(8,945)	-
Total sales	1,330,850	855,606	458,477	(8,945)	2,635,988
Operating profit	32,582	10,828	39,769	(9,029)	74,150
Total assets	774,024	132,232	647,346	119,185	1,672,787
Interest expense (income)	7,559	116	9,596	(7,526)	9,745
Loss (gain) on sale of receivables	3,351	1,071	-	(3,720)	702
Depreciation	7,031	1,719	10,890	953	20,593
Amortization	1,885	-	2,259	-	4,144
Capital expenditures	8,255	16,267	27,944	655	53,121

	Broadline	Customized	Fresh-cut	Corporate & Intersegment	Consolidated
(In thousands)
2002 Period

Net external sales	$951,211	$691,674	$422,072	$-	$2,064,957
Intersegment sales	292	-	5,519	(5,811)	-
Total sales	951,503	691,674	427,591	(5,811)	2,064,957
Operating profit	23,850	7,618	37,134	(6,926)	61,676
Total assets	573,986	96,675	610,695	107,487	1,388,843
Interest expense (income)	3,326	283	10,543	(5,411)	8,741
Loss (gain) on sale of receivables	3,045	870	-	(2,984)	931
Depreciation	5,766	1,495	9,156	618	17,035
Amortization	956	-	2,257	622	3,835
Capital expenditures	4,045	3,892	18,072	2,600	28,609

  Subsequent Events

On June 30, 2003, the Company extended the term of the Receivables Facility through June 28, 2004, and increased the limit of the amount of the undivided interest in the receivables that can be owned by the financial institution to $165.0 million. On July 24, 2003, the Company received an additional $32.0 million of proceeds from the sale of the undivided interest in receivables under the Receivables Facility. These proceeds were used to repay borrowings under the Credit Facility and to fund working capital needs. Notes 6 and 10 contain more details on the Receivables Facility and the Credit Facility, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unless this Form 10-Q indicates otherwise or the context otherwise requires, the terms "we," "our," "us," or "Performance Food Group" as used in this Form 10-Q refer to Performance Food Group Company and its subsidiaries. References in this Form 10-Q to the 2003 and 2002 quarters and periods refer to our fiscal three-month and six-month periods ended June 28, 2003 and June 29, 2002, respectively, unless otherwise expressly stated or the context otherwise requires. The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q.

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

We have three operating segments: broadline foodservice distribution; customized foodservice distribution; and fresh-cut produce processing. Broadline markets and distributes more than 58,000 national and proprietary brand food and non-food products to a total of approximately 46,000 customers, including street customers and certain corporate-owned and franchisee locations of chains. Broadline consists of 19 distribution facilities that independently design their own product mix, distribution routes and delivery schedules to accommodate the needs of a large number of customers whose individual purchases vary in size. In addition, Broadline operates three locations that provide merchandising services to independent foodservice distributors. Customized focuses on serving family and casual-dining chain restaurants. These customers generally prefer a centralized point of contact that facilitates item and menu changes, tailored distribution routing and customer service. The Customized distribution network distributes nationwide and internationally from seven distribution facilities. Fresh-cut purchases, processes, packages and distributes a variety of packaged, ready-to-eat salads and other fresh-cut produce nationwide from eight processing/distribution facilities located throughout the United States. Fresh-cut also distributes fresh-cut produce nationwide to food retailers, foodservice distributors, operators and quick-service restaurants, and to third-party distributors for resale mainly to quick-service restaurants located throughout the United States.

According to data compiled by a market research firm, consumer purchases of "food-away-from-home" in the United States currently represent approximately 50% of consumer spending on food purchases and are predicted to represent 51% of total U.S. projected consumer food and beverage spending by 2010, surpassing retail in its share of the consumer food dollar. We believe the trends that are fueling the demand for "food-away-from-home" include the aging "baby boomer" generation. According to industry research, older adults on average spend significantly more dollars on food away from home than younger adults do. Industry research shows that rising incomes and the increase in the number of women working also contribute to the growth in "food-away-from-home." In addition, our Fresh Express® branded products that are sold by retailers are targeting ready-to-eat convenience foods, which we believe is one of the fastest-growing categories for retailers. We believe that, over the last several years, we have experienced significantly greater growth rates than the U.S. foodservice industry as a whole, both through internal growth and through an active acquisition program. Our strategy is to continue to grow our foodservice business through both internal growth and acquisitions, and to improve our operating profit margin. Over the past decade, we have supplemented our internal growth through selective, strategic acquisitions. We believe that the consolidation trends in the foodservice distribution industry will continue to present acquisition opportunities for us.

Results of Operations

The following table sets forth, for the periods indicated, the components of our condensed consolidated statements of earnings expressed as a percentage of net sales:

	2003 Quarter	2002 Quarter	2003 Period	2002 Period

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	84.3	83.0	84.3	83.8
Gross profit	15.7	17.0	15.7	16.2
Operating expenses	12.5	13.2	12.9	13.2
Operating profit	3.2	3.8	2.8	3.0
Other expense, net	0.4	0.5	0.3	0.4
Earnings before income taxes	2.8	3.3	2.5	2.6
Income tax expense	1.0	1.2	1.0	1.0
Net earnings	1.8%	2.1%	1.5%	1.6%

Comparison of the 2003 and 2002 Periods and Quarters

Net sales. Net sales increased $298.8 million, or 28.0%, to $1.37 billion in the 2003 quarter from net sales of $1.07 billion in the 2002 quarter. Net sales increased $571.0 million, or 27.7%, to $2.64 billion in the 2003 period from net sales of $2.06 billion in the 2002 period. Net sales in our existing operations for the 2003 quarter increased 14.3% over the 2002 quarter and 12.6% over the 2002 period, while acquisitions contributed the remaining 13.7% and 15.1% of our total sales growth for the 2003 quarter and period, respectively. Net sales in existing operations exclude the net sales of an acquired business for the first 12 months following the acquisition date of that business. We estimate food price inflation was slightly less than 1% and nominal for the 2003 quarter and period, respectively.

Broadline net sales increased $187.4 million, or 37.4%, to $688.0 million in the 2003 quarter from $500.5 million in the 2002 quarter. Net sales in the 2003 period increased 39.9%, or $379.3 million, to $1.33 billion, from $951.5 million in the 2002 period. Net sales in our existing Broadline operations for the 2003 quarter and period increased 8.2% and 7.1% over the 2002 quarter and period, respectively. Broadline sales at our existing operations in the 2003 quarter and period were driven by increased sales to existing customers and sales to new customers as a result of pursuing our strategy of increasing sales to independent restaurants, and generating incremental growth from existing customers and markets. Acquisitions contributed the remaining 29.2% and 32.8% of our total Broadline sales growth for the 2003 quarter and period, respectively. Broadline acquisition sales growth was the result of our 2002 acquisitions of Quality Foods, Inc., Middendorf Meat Company and Thoms-Proestler Company and TPC Logistics, Inc., collectively TPC, discussed below in "Business Combinations." Our Broadline segment net sales of $688.0 million and $1.33 billion in the 2003 quarter and period, respectively, represented 50.3% and 50.5% of our consolidated net sales, up from 46.9% and 46.1% of our consolidated net sales in the 2002 quarter and period, respectively. The increase as a percentage of our consolidated net sales is due primarily to our acquisitions of Quality Foods in May 2002, and Middendorf Meat and TPC in July 2002. We estimate that our Broadline segment experienced food price inflation of approximately 1.5% in both the 2003 quarter and period.

Customized net sales increased $92.0 million, or 26.2%, to $442.6 million in the 2003 quarter from $350.6 million in the 2002 quarter. Net sales increased $163.9 million, or 23.7%, to $855.6 million in the 2003 period from $691.7 million in the 2002 period. The increase in net sales is primarily due to sales to approximately 200 more Ruby Tuesday casual-dining chain restaurants beginning in the third quarter of 2002, sales to approximately 265 more TGI Friday's casual-dining restaurants beginning in the fourth quarter of 2002, sales to approximately 70 Mimi's Café casual-dining restaurants beginning in the first quarter of 2003, and the continued growth in sales to existing customers. Customized net sales of $442.6 million and $855.6 million represented 32.4% of our consolidated net sales in both the 2003 quarter and period, down from 32.8% and 33.5% of our consolidated net sales in the 2002 quarter and period, respectively. The decrease as a percentage of our consolidated net sales is due primarily to our Broadline segment acquisitions, discussed above. We estimate that our Customized segment experienced nominal food price inflation in the 2003 quarter and food price deflation of approximately 0.5% in the 2003 period.

Fresh-cut net sales increased $21.4 million, or 9.7%, to $241.2 million in the 2003 quarter from $219.8 million in the 2002 quarter. Net sales increased 7.2%, or $30.9 million, to $458.5 million in the 2003 period from $427.6 million in the 2002 period. This increase in net sales is due primarily to increased sales of premium salad blends to quick-service restaurants and retail customers. Fresh-cut net sales of $241.2 million and $458.5 million represented 17.3% and 17.1% of our consolidated net sales in the 2003 quarter and period, respectively, down from 20.3% and 20.4% of our consolidated net sales in the 2002 quarter and period, respectively. The decrease as a percentage of our consolidated net sales is due primarily to our Broadline segment acquisitions, discussed above. We estimate that our Fresh-cut segment experienced slight food price inflation in the 2003 quarter and food price deflation of approximately 1.5% in the 2003 period. Most of the deflation was the result of an industry-wide lettuce shortage in the 2002 period, which caused higher lettuce prices in the 2002 period.

Cost of goods sold. Cost of goods sold increased $265.9 million, or 30.0%, to $1.15 billion in the 2003 quarter from $886.0 million in the 2002 quarter. Cost of goods sold in the 2003 period increased $492.1 million, or 28.5%, to $2.22 billion from $1.73 billion in the 2002 period. As a percentage of net sales, cost of goods sold increased to 84.3% in the 2003 quarter and period, compared to 83.0% and 83.8% in the 2002 quarter and period, respectively. The increase in cost of goods sold as a percentage of net sales is due mainly to the impact of lettuce costs in our Fresh-cut segment compared to the 2002 quarter and period. In the 2003 quarter and period, the cost of lettuce was affected by industry-wide increased demand from quick-service restaurants for new premium salad products supplied by our Fresh-cut segment. This level of demand was not anticipated when growers made their planting decisions, which resulted in a significant increase in market prices for lettuce in the last few weeks of June. While we routinely contract for the vast majority of our lettuce needs, the success of these products meant that we had to make additional market purchases at higher prices to satisfy increased customer demand. We anticipate recouping some of these increased costs over the remainder of 2003. In the 2002 quarter, our Fresh-cut segment benefited from favorable pricing as a result of higher lettuce costs earlier in 2002. Cost of goods sold in the 2003 period and quarter also included costs related to our Fresh-cut segment's retail consumer test of a fresh-cut fruit product line, Real! Fresh! Fruit!™ , as discussed below in "Operating profit."

Gross profit. Gross profit increased $32.9 million, or 18.1%, to $215.0 million in the 2003 quarter from $182.1 million in the 2002 quarter. Gross profit in the 2003 period increased 23.5%, or $78.9 million, to $414.3 million from $335.4 million in the 2002 period. Gross profit margin, which we define as gross profit as a percentage of net sales, decreased to 15.7% in both the 2003 quarter and period, compared to 17.0% and 16.2% in the 2002 quarter and period, respectively. The decrease in gross profit margin was mainly due to the impact of lettuce costs and costs related to our retail consumer test of Real! Fresh! Fruit!™ in our Fresh-cut segment, as discussed above in "Cost of goods sold."

Operating expenses. Operating expenses increased $29.4 million, or 20.7%, to $171.3 million in the 2003 quarter, compared to $141.8 million in the 2002 quarter. Operating expenses increased $66.4 million, or 24.3%, to $340.2 million in the 2003 period, compared to $273.7 million in the 2002 period. As a percentage of net sales, operating expenses were 12.5% and 12.9% in the 2003 quarter and period, respectively, compared to 13.2% in both the 2002 quarter and period, respectively. The decrease in operating expenses as a percentage of net sales was driven primarily by improved efficiencies in our Fresh-cut segment.

Operating profit. Operating profit increased $3.5 million, or 8.7%, to $43.7 million in the 2003 quarter from $40.3 million in the 2002 quarter. Operating profit increased $12.5 million, or 20.2%, to $74.2 million in the 2003 period from $61.7 million in the 2002 period. Operating profit margin, which we define as operating profit as a percentage of net sales, decreased to 3.2% and 2.8% in the 2003 quarter and period, respectively, from 3.8% and 3.0% in the 2002 quarter and period, respectively.

Operating profit margin in our Broadline segment decreased to 3.0% in the 2003 quarter from 3.1% in the 2002 quarter, and was 2.5% in both the 2003 and 2002 periods. The decline in operating profit margin for the 2003 quarter was primarily the result of lower operating profit margins at Quality Foods, which we acquired in May 2002.

Operating profit margin in our Customized segment increased to 1.4% in the 2003 quarter from 1.2% in the 2002 quarter, and to 1.3% in the 2003 period from 1.1% in the 2002 period. These improvements in operating profit margin resulted primarily from changes in pricing and improved operating efficiencies.

Operating profit margin in our Fresh-cut segment decreased to 8.9% in the 2003 quarter from 11.1% in the 2002 quarter, and was 8.7% in both the 2003 period and 2002 periods. The decrease in operating profit margin in the 2003 quarter is mainly due to the impact of the cost of lettuce as a result of increased demand from quick-service restaurants for new premium salad products supplied by our Fresh-cut segment, and costs related to our retail consumer test of Real! Fresh! Fruit!™, partially offset by reduced operating expenses due to improved efficiencies in the Fresh-cut segment. We had net costs of $3.4 million and $6.6 million in the 2003 quarter and period, respectively, related to the retail consumer test of Real! Fresh! Fruit!™, as discussed above in "Cost of goods sold." We expect these start-up costs to continue to impact the operating profit margin of our Fresh-cut segment throughout 2003 as we introduce Real! Fresh! Fruit!™ into more retail locations. We also expect to add fruit processing capacity to our Midwest operations over the next several quarters.

Other expense, net. Other expense, net, increased to $5.1 million in the 2003 quarter from $4.6 million in the 2002 quarter, and to $9.0 in the 2003 period from $8.8 million in the 2002 period. Interest expense was $5.0 million in the 2003 quarter, compared to $4.4 million in the 2002 quarter, and $9.7 million in the 2003 period, compared to $8.7 million in the 2002 period. Interest expense was higher in the 2003 quarter and period than in the 2002 quarter and period because of higher average borrowing levels as a result of our acquisitions in 2002, partially offset by lower interest rates. The loss on the sale of the undivided interest in receivables decreased to $378,000 in the 2003 quarter from $493,000 in the 2002 quarter, and to $702,000 in the 2003 period from $931,000 in the 2002 period. The decline in this loss for 2003 was due to lower financing costs in the 2003 quarter and period, compared to the 2002 quarter and period. The loss on the sale of the undivided interest in receivables is related to the receivables purchase facility, referred to as the Receivables Facility, discussed below in "Liquidity and Capital Resources." Other, net, in the 2003 period also included a gain of $956,000 on the sale of our investment in a fresh-cut produce facility sold in the first quarter of 2003.

Income tax expense. Income tax expense increased $1.3 million to $14.7 million in the 2003 quarter from $13.4 million in the 2002 quarter, and to $24.7 million in the 2003 period from $19.8 million in the 2002 period. As a percentage of earnings before income taxes, the provision for income taxes was 38.0% for the 2003 quarter and period and 37.5% for the 2002 quarter and period. The increase in the effective tax rate in 2003 is the result of increased state income taxes due to acquisitions completed in previous years.

Net earnings. Net earnings increased $1.7 million, or 7.5%, to $23.9 million in the 2003 quarter, compared to $22.3 million in the 2002 quarter. In the 2003 period, net earnings increased 22.2% to $40.4 million from $33.0 million in the 2002 period. As a percentage of net sales, net earnings decreased to 1.8% in the 2003 quarter from 2.1% in the 2002 quarter and to 1.5% in the 2003 period from 1.6% in the 2002 period.

Diluted net earnings per common share. Diluted net earnings per common share, or EPS, is computed by dividing net income available to common shareholders plus dilutive after-tax interest on the 5½% convertible subordinated notes due in 2008 by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Diluted EPS increased 4.3% to $0.49 in the 2003 quarter, compared to $0.47 in the 2002 quarter. In the 2003 period, diluted EPS increased 18.3% to $0.84 from $0.71 in the 2002 period. After-tax interest expense of $1.9 million and $3.7 million for the 2003 quarter and period, respectively, and common share equivalents of 6.1 million related to the Convertible Notes are included in the computation of diluted EPS in the 2003 and 2002 quarters and periods, because of the Convertible Notes' dilutive effect on EPS.

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

Cash and cash equivalents totaled $44.4 million at June 28, 2003, an increase of $10.7 million from December 28, 2002. The increase was the result of cash provided by operating activities of $100.6 million, partially offset by cash used in investing activities of $59.7 million and cash used in financing activities of $30.2 million.

Cash flows from operating activities. Cash provided by operating activities was $100.6 million in the 2003 period. In the 2003 period, the primary sources of cash from operating activities were net earnings and increased levels of trade accounts payable, accrued expenses, income taxes payable and decreased levels of inventories, partially offset by increased levels of accounts receivable. Cash provided by operating activities was $72.6 million in the 2002 period. In the 2002 period, the primary sources of cash from operations were net earnings and increased levels of trade accounts payable, accrued expenses and income taxes payable, partially offset by increased levels of trade accounts receivable and deferred tax assets.

Cash used in investing activities. Cash used in investing activities was $59.7 million in the 2003 period. Capital expenditures, excluding acquisitions of other businesses, were $53.1 million in the 2003 period. Capital expenditures in the 2003 period included the purchase of two distribution centers from our master operating lease facilities in the 2003 quarter totaling $15.3 million, as discussed below in "Off Balance Sheet Financing Activities." Capital expenditures in the 2003 period also include additional fresh-cut processing equipment and an expansion of our Customized facility in Maryland. We anticipate that total capital expenditures, excluding acquisitions, for fiscal 2003 will be between $100 million and $130 million. Net cash paid for acquisitions in the 2003 period included $11.0 million paid to the former shareholders of Fresh International Corp. and its subsidiaries, collectively "Fresh Express," related to certain contractual obligations in the purchase agreement for Fresh Express, which we acquired in 2001. Also in the 2003 period, net cash paid for acquisitions included $1.9 million related to contractual obligations in the purchase agreements for companies acquired in 2001 and 2000. In the 2003 period, net cash paid for acquisitions also included $1.6 million received as a result of the closing net worth adjustment and certain related claims in connection with our 2002 acquisition of Middendorf Meat. In the 2003 period, we also received proceeds of $4.5 million from the sale of our investment in a fresh-cut produce facility and recorded a gain on the sale of $956,000. Cash used in investing activities in the 2002 period was $121.4 million. Capital expenditures, excluding acquisitions of other businesses, for the 2002 period were $28.6 million. Cash used in investing activities in the 2002 period also included $93.1 million net cash paid for acquisitions, consisting of $90.3 million paid for the acquisition of Quality Foods, net of cash acquired, and $2.8 million paid to the former shareholders of Carroll County Foods, Inc. and AFFLINK Incorporated (formerly Affiliated Paper Companies, Inc.), which were acquired in 2000 and 1998, respectively, as a result of certain contractual obligations under the purchase agreements relating to those acquisitions.

Cash used in financing activities. Cash used in financing activities was $30.2 million in the 2003 period, which consisted primarily of net payments of $19.8 million on our revolving credit facility and a decrease in outstanding checks in excess of deposits of $12.9 million. We also paid $732,000 for debt issuance costs related to the revolving credit facility, discussed below in "Financing Activities." In the 2003 period, cash flows from financing activities consisted primarily of $4.7 million of proceeds from the exercise of stock options and purchases under our employee stock purchase plan. Cash provided by financing activities was $10.5 million in the 2002 period, which consisted of net borrowings of $13.0 million on our revolving credit facility and proceeds of $3.7 million from the exercise of stock options and purchases under our employee stock purchase plan. Cash used in financing activities in the 2002 period included a decrease in outstanding checks in excess of deposits of $5.0 million.

Financing Activities

In October 2001, we entered into a $200.0 million revolving credit facility with several financial institutions. On April 28, 2003, we amended and restated our credit facility, referred to as the Credit Facility, which, among other things, increased the facility to $350.0 million from $200.0 million. The Credit Facility expires in 2006 and bears interest at a floating rate equal to, at our election, the agent bank's prime rate or a spread over LIBOR, which varies based upon our leverage ratio, as defined in the credit agreement. The Credit Facility has an annual commitment fee, ranging from 0.20% to 0.25% of the average daily unused portion of the total facility, based on our leverage ratio, as defined in the credit agreement. The Credit Facility also requires the maintenance of certain financial ratios, as defined in the credit agreement, and contains customary events of default. Under the Credit Facility, our subsidiaries are no longer required to guarantee borrowings, letters of credit or any other obligations, as had previously been required. The Credit Facility allows for the issuance of up to $90.0 million of standby letters of credit, which reduce borrowings available under the Credit Facility. At June 28, 2003, we had $78.2 million of borrowings outstanding, $27.5 million of letters of credit outstanding and $244.3 million available under the Credit Facility, subject to compliance with customary borrowing conditions. At June 28, 2003, our borrowings under the Credit Facility bore interest at a rate of 1.98% per annum. Interest is payable monthly. Subsequent to the end of the 2003 quarter, we repaid some of our borrowings under the Credit Facility with proceeds from the sale of the undivided interest in receivables under the Receivables Facility, discussed in Notes 6 and 13.

We believe that our cash flows from operations, borrowings under our credit facilities and the sale of undivided interests in receivables under the Receivables Facility, discussed below, will be sufficient to fund our operations and capital expenditures for the foreseeable future. However, we will likely require additional sources of financing to the extent that we make acquisitions in the future.

Off Balance Sheet Financing Activities

We have a Receivables Facility, which is generally described as off balance sheet financing. The Receivables Facility represents off balance sheet financing because the transaction and the financial institution's ownership interest in certain of our accounts receivable results in assets being removed from our consolidated balance sheet to the extent that the transaction qualifies for sale treatment under generally accepted accounting principles. This treatment requires us to account for the transaction with the financial institution as a sale of the undivided interest in the accounts receivable instead of reflecting the financial institution's net investment of $78.1 million as debt.

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

We received $78.0 million of proceeds from the sale of the undivided interest in receivables under the Receivables Facility in 2001, and we continue to securitize our accounts receivable. At June 28, 2003, securitized accounts receivable totaled $134.2 million, which included $78.1 million sold to a financial institution and derecognized from the consolidated balance sheet and included our residual interest in accounts receivable of $56.1 million, which was included in accounts receivable on our consolidated balance sheet. The Residual Interest represents our retained interest in receivables held by PFG Receivables Corporation. We measured the Residual Interest using the estimated discounted cash flows of the underlying accounts receivable, based on estimated collections and a discount rate approximately equivalent to our incremental borrowing rate. The loss on sale of the undivided interest in receivables of $378,000 and $493,000 in the 2003 and 2002 quarters, respectively, and $702,000 and $931,000 in the 2003 and 2002 periods, respectively, is included in other expense, net, in the condensed consolidated statement of earnings and represents our cost of securitizing those receivables with the financial institution.

Under the original terms of the Receivables Facility, the amount of the undivided interest in the receivables owned by the financial institution could not exceed $90.0 million at any one time. On June 30, 2003, we extended the term of the Receivables Facility through June 28, 2004, and increased the limit of the amount of the undivided interest in the receivables that can be owned by the financial institution to $165.0 million. On July 24, 2003, we received an additional $32.0 million in proceeds from the sale of the undivided interest in receivables under the Receivables Facility. See "Subsequent Events."

We record the sale of the undivided interest in accounts receivable to the financial institution according to Statement of Financial Accounting Standards, or SFAS, No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Accordingly, at the time the undivided interest in receivables is sold, the receivables are removed from our consolidated balance sheet. We record a loss on the sale of the undivided interest in these receivables, which includes a discount, based upon the receivables' credit quality and a financing cost for the financial institution, based upon a 30-day commercial paper rate. At June 28, 2003, the rate under the Receivables Facility was 1.73% per annum.

In June 2003, we terminated our two master operating lease facilities. In June 2003, the lessor sold two of the three distribution centers included in the first master operating lease facility (the "First Facility") to third parties unaffiliated with us. We concurrently entered into operating leases with those unaffiliated third parties for these distribution centers. The operating leases have an initial term of 22 years, plus five renewal options of five years each. Also in June 2003, we purchased the remaining distribution center in the First Facility from the lessor for $10.4 million. This distribution center is recorded on our consolidated balance sheet at June 28, 2003, in our Customized segment.

Also in June 2003, the lessor sold one of the distribution centers and the office building included in our other master operating lease facility (the "Second Facility") to third parties unaffiliated with us. We also sold land and a building under construction to one of those third parties unaffiliated with us. We concurrently entered into operating leases with those unaffiliated third parties for all of these properties. The operating leases have an initial term of 22 years, plus five renewal options of five years each. Also in June 2003, we purchased the remaining distribution center in the Second Facility from the lessor for $4.9 million. This distribution center is recorded on our consolidated balance sheet at June 28, 2003, in our Broadline segment.

As a result of the termination of the two master operating lease facilities, the four new leases and our purchase of two distribution centers previously included in these facilities, our future net minimum lease payments will increase by $79.5 million: $415,000 in the remainder of 2003; $1.4 million in 2004; $2.9 million in 2005; $3.8 million in each of 2006, 2007 and 2008; and $63.4 million thereafter. The four leases discussed above do not contain residual value guarantees.

Contractual Obligations

At June 28, 2003, our Fresh-cut segment had contracts to purchase produce totaling $107.1 million, of which $75.2 million expire in 2003 and $31.9 million expire in 2004. Amounts due under these contracts were not included on our consolidated balance sheet at June 28, 2003, in accordance with generally accepted accounting principles.

In connection with certain acquisitions, we have entered into earnout agreements with certain of the former owners of the businesses that we have acquired. These agreements are based upon certain net earnings and synergy targets, as defined in each agreement, and discussed in more detail below in "Business Combinations." These earnout payments are for companies acquired from 2000 to 2002, and may include payments in cash and/or shares of our common stock. As of June 28, 2003, the maximum potential earnout obligation, assuming all future earnout targets are met in their earliest possible years, totaled $39.1 million: $4.5 million in the remainder of 2003; $21.0 million in 2004; $12.0 million in 2005; and $1.6 million in 2006. These contingent payments are not recorded on our consolidated balance sheet at June 28, 2003, in accordance with generally accepted accounting principles. If paid, these earnout payments would increase the goodwill of the companies acquired. If the future earnout targets are not met, these maximum amounts will be lower, or we may not be required to make any payments.

We have entered into numerous operating leases, including leases for buildings, equipment, tractors and trailers. In certain of these leases, we have provided residual value guarantees to the lessors. As of June 28, 2003, the undiscounted maximum amount of potential future payments under these guarantees is approximately $6.0 million, which would be mitigated by the fair value of the leased assets at lease expiration. These leases have expiration dates ranging from 2003 to 2010.

Business Combinations

We completed no acquisitions in the 2003 quarter or period. In the first quarter of 2003, we paid $10.0 million to the former shareholders of Fresh Express. In the 2003 quarter, we paid an additional $1.0 million to the former shareholders of Fresh Express. These payments were related to certain contractual obligations in the purchase agreement for Fresh Express, which we acquired in 2001. Also in the first quarter of 2003, we paid $1.9 million and issued approximately 19,000 shares of our common stock, valued at $625,000, related to contractual obligations in the purchase agreements for companies acquired in 2001 and 2000. We recorded these payments to Fresh Express and other companies as additional purchase price, with corresponding increases in goodwill.

In connection with the acquisition of Fresh Express, we adopted a plan for integration of the business. We initially established an accrual of $8.9 million to provide for certain costs of this plan. This accrual was recorded as a part of the initial allocation of the purchase price of Fresh Express. The plan was to combine our Franklin Park, Illinois, and our Chicago, Illinois, processing plants into one facility, convert our Greencastle, Pennsylvania, and our Chicago facility into distribution centers, dispose of certain processing equipment at the Chicago and Greencastle plants and eliminate approximately 500 processing-related jobs at the affected facilities. In the first quarter of 2003, we converted the Greencastle facility into a distribution center and eliminated approximately 300 processing-related jobs at that facility. In the 2003 quarter, we decided not to convert the Chicago facility into a distribution center and will continue to use it for processing operations. As a result, in the 2003 quarter, we reduced our accrual for the integration plan by $2.2 million, with a corresponding decrease in Fresh Express' goodwill. Through June 28, 2003, $2.6 million of employee separation costs and $1.3 million of professional fees, lease and related costs and dismantling costs have been charged against the accrual. The remaining accrual consists of $77,000 for lease costs.

In the 2002 period, in addition to the acquisition of Quality Foods completed in the 2002 quarter discussed below, we paid a total of $2.8 million in cash and issued approximately 15,000 shares of our common stock, valued at approximately $500,000 to the former shareholders of Carroll County Foods and AFFLINK Incorporated, which we acquired in 2000 and 1998, respectively, as a result of certain contractual obligations in the purchase agreements related to those acquisitions. We recorded these payments to Carroll County Foods and AFFLINK as additional purchase price, with corresponding increases in goodwill.

In October 2002, a wholly owned subsidiary of our Pocahontas Foods USA subsidiary acquired all of the assets of All Kitchens, Inc., a privately owned procurement and merchandising firm based in Boise, Idaho. All Kitchens provides procurement and merchandising services to its distributors. We believe that this acquisition increases our services to our existing Pocahontas foodservice distributors and All Kitchens' distributors and expands our geographic base of independent foodservice distributors. In connection with the acquisition of All Kitchens, we will be required to pay the prior owner of the acquired assets up to $3.0 million in cash, if certain affiliate distributor targets are achieved through September 2005. We will record any earnout payments as additional purchase price, resulting in a corresponding increase in goodwill.

In July 2002, we acquired all of the outstanding common stock of TPC, a privately owned, broadline foodservice distributor based in Rock Island, Illinois. TPC services customers located throughout the states of Illinois, Indiana, Iowa and Wisconsin, including the major metropolitan area of Chicago. We believe that our acquisition of TPC extends our Broadline service area in the Midwest region. In connection with the acquisition of TPC, we entered into an earnout agreement whereby we will be required to pay the former shareholders of TPC up to $7.0 million, consisting of cash and additional common shares, if TPC achieves certain targeted levels of growth in sales and operating profit margin, as defined, through July 2004. We will record any earnout payments as additional purchase price, resulting in a corresponding increase in goodwill.

In July 2002, we also acquired all of the outstanding common stock of Middendorf Meat, a privately owned, broadline foodservice distributor based in St. Louis, Missouri, through the merger of Middendorf Meat with a wholly owned subsidiary of ours. Middendorf Meat distributes custom-cut steaks and other foodservice items to independent restaurants, private clubs, hotels and other foodservice establishments in St. Louis and surrounding areas. We believe that our acquisition of Middendorf Meat extends our service area to a region that is geographically contiguous to our other Broadline businesses. In connection with the acquisition of Middendorf Meat, we entered into an earnout agreement whereby we will be required to pay the former shareholders of Middendorf Meat up to $5.0 million, consisting of cash and additional common shares, if Middendorf Meat achieves certain targeted levels of growth in operating profit, as defined, over a period of up to six years following the acquisition. We will record any earnout payments as additional purchase price, resulting in a corresponding increase in goodwill. In the 2003 period, we finalized the purchase price of Middendorf Meat, resulting in the return of $1.6 million in cash and $1.4 million in our common stock from the former owners of Middendorf Meat, related to the closing net worth adjustment and certain related claims. We recorded this adjustment to the purchase price as a reduction of goodwill.

In May 2002, we acquired all of the outstanding stock of Quality Foods, a privately owned, broadline foodservice distributor based in Little Rock, Arkansas, with distribution centers in Little Rock, and Batesville and Magee, Mississippi. Quality Foods provides products and services to traditional foodservice accounts in a region covering Arkansas, Louisiana, Mississippi, Missouri, Oklahoma, Tennessee and Texas. We believe that our acquisition of Quality Foods extends our service area to a region that is geographically contiguous to our other Broadline businesses. We paid $90.3 million, net of cash acquired, for Quality Foods. In connection with the acquisition of Quality Foods, we entered into an earnout agreement whereby we will be required to pay the former shareholders of Quality Foods up to $24.0 million in cash if Quality Foods achieves certain targeted levels of growth in operating profit, as defined, over a three-year period following the acquisition. We will record any earnout payments as additional purchase price, resulting in a corresponding increase in goodwill.

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

Accounting for Business Combinations. Our goodwill and other intangible assets include the cost of acquired subsidiaries in excess of the fair value of the tangible net assets recorded in connection with acquisitions. Other intangible assets include trade names, trademarks, patents, non-compete agreements and customer relationships. We use estimates and assumptions in determining the fair value of assets acquired and liabilities assumed, assigning lives to acquired intangibles and evaluating those assets for impairment after acquisition. These estimates and assumptions include indicators that would trigger an impairment of assets, whether those indicators are temporary, economic or competitive factors that affect valuation, discount rates and cash flow estimates. When the carrying value of such assets are not expected to be recoverable, or the estimated lives assigned to such assets are determined to be improper, we must reduce the carrying value of the assets to the net realizable value or adjust the amortization period of the asset, recording any adjustment in our consolidated statements of earnings. As of June 28, 2003, our unamortized goodwill was $584.9 million and other intangible assets totaled $201.4 million, net.

Accounting for Off Balance Sheet Financing Activities. We have a source of funding that is generally described as an off balance sheet financing activity - the Receivables Facility, described in "Off Balance Sheet Financing Activities." The sale of the undivided interest in our accounts receivable qualifies for sale treatment under generally accepted accounting principles; therefore, these receivables have been removed from our consolidated balance sheets. We measure the Residual Interest in the undivided interest in receivables sold under our Receivables Facility using the estimated discounted cash flows of the underlying accounts receivable, based on estimated collections and a discount rate approximately equivalent to our incremental borrowing rate. Significant changes in our estimates and assumptions could result in a change in earnings. See Note 6 to the condensed consolidated financial statements for further discussion of the Receivables Facility.

Allowance For Doubtful Accounts. We evaluate the collectibility of our accounts receivable based on a combination of factors. We regularly analyze our significant customer accounts, and when we become aware of a specific customer's inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position, we record a specific reserve for bad debt to reduce the related receivable to the amount we reasonably believe is collectible. We also record reserves for bad debt for all other customers based on a variety of factors, including the length of time the receivables are past due, the financial health of the customer, macroeconomic considerations and historical experience. If circumstances related to specific customers change, our estimates of the recoverability of receivables could be further adjusted. In the 2003 and 2002 periods, we wrote off uncollectible accounts receivable of $2.5 and $1.3 million, respectively, against the allowance for doubtful accounts. In the 2003 and 2002 periods, we charged estimates of $2.0 and $1.9 million, respectively, to operating expenses to increase our allowance for doubtful accounts.

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

In January 2003, the EITF reached a final consensus on EITF Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor. EITF No. 02-16 clarifies certain aspects for accounting and recording by customers of consideration received from suppliers. The adoption of EITF No. 02-16 in the 2003 period did not have a material impact on our consolidated financial position or results of operations. Note 2 to the condensed consolidated financial statements discusses EITF No. 02-16 in more detail.

Management has discussed the development and selection of these critical accounting estimates with the audit committee of the board of directors and the audit committee has reviewed the above disclosure. In addition, our financial statements contain other items that require estimation, but are not as critical as those discussed above. These include our calculations for bonus accruals, depreciation, amortization and tax liabilities. Changes in estimates and assumptions used in these and other items could have an effect on our financial position or results of operations.

Recently Issued Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. ("FIN") 46, Consolidation of Variable Interest Entities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective the first interim or annual period beginning after June 15, 2003, to variable interest entities existing or acquired before February 1, 2003. It also applies to all new variable interest entities created or acquired after January 31, 2003. In the third quarter of 2003, we will be required to adopt the provisions of FIN 46. In June 2003, we terminated our two master operating lease facilities, as discussed in "Off Balance Sheet Financing Activities." Therefore, we do not expect the adoption of FIN 46 to have a material impact on our consolidated financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies accounting for derivative instruments. SFAS No. 149 is effective for most contracts entered into or modified after June 30, 2003, except for certain contracts for which it is effective for existing contracts as well. In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 clarifies the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS No. 150 requires that those instruments be classified as liabilities. We do not expect the adoption of SFAS No. 149 or SFAS No. 150 to have a material impact on our consolidated financial position or results of operations.

Subsequent Events

On June 30, 2003, we extended the term of the Receivables Facility through June 28, 2004, and increased the limit of the amount of the undivided interest in the receivables that can be owned by the financial institution to $165.0 million. On July 24, 2003, the Company received an additional $32.0 million of proceeds from the sale of the undivided interest in receivables under the Receivables Facility. These proceeds were used to repay borrowings under the Credit Facility and to fund working capital needs. "Financing Activities" and "Off Balance Sheet Financing Activities" contains more details on the Credit Facility and Receivables Facility, respectively.

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

Risk Factors

The following Risk Factor amends and supercedes the identically titled Risk Factor contained in our Annual Report on Form 10-K for the fiscal year ended December 28, 2002, the "2002 10-K." It is not, however, the only risk that we face and should be read in conjunction with the other Risk Factors contained in our 2002 10-K.

We rely on major customers. We derive a substantial portion of our net sales from customers within the restaurant industry, particularly certain chain customers. Net sales to Outback Steakhouse accounted for 11% and 13% of our consolidated net sales in the 2003 and 2002 periods, respectively. Net sales to Cracker Barrel accounted for 10% and 11% of our consolidated net sales in the 2003 and 2002 periods, respectively. Sales to these customers by our Customized segment generally have lower operating margins than sales to customers in other areas of our business. We have agreements with certain of our customers to purchase specified amounts of goods from us and the prices paid by them may depend on the actual level of their purchases. Some of these agreements may be terminated by the customer with an agreed-upon notice to us; however, certain of these agreements may not be terminated by either party except for a material breach by the other party. We cannot always guarantee the level of future purchases by our customers. A material decrease in sales to any of our major customers or the loss of any of our major customers would have a material adverse impact on our operating results. In addition, to the extent we add new customers, whether following the loss of existing customers or otherwise, we may incur substantial start-up expenses in initiating services to new customers. Also, certain of our customers have from time to time experienced bankruptcy, insolvency, and/or an inability to pay debts to us as they come due, and similar events in the future could have a material adverse impact on our operating results.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Our primary market risks are related to fluctuations in interest rates. Our primary interest rate risk is from changing interest rates related to our outstanding debt. We currently manage this risk through a combination of fixed and floating rates on these obligations. At June 28, 2003, our total debt of $351.3 million consisted of fixed and floating-rate debt of $257.6 million and $93.7 million, respectively. In addition, the rate on our Receivables Facility is a floating rate. Substantially all of our floating rates are based on LIBOR, with the exception of the rate on the Receivables Facility, which is based upon a 30-day commercial-paper rate. A 100 basis-point increase in market interest rates on all of our floating-rate debt and our Receivables Facility would result in a decrease in net earnings and cash flow of approximately $1.1 million per annum, holding other variables constant.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

Item 4. Submission of Matters to a Vote of Security Holders.

(a)	The annual meeting of shareholders was held on May 7, 2003.

(b)	The following Director nominees were elected by shareholders of record as of March 20, 2003:

	Class I	Votes in Favor	Votes Against	Abstentions

	Charles E. Adair	34,868,683	1,352,804	-
	Timothy M. Graven	34,868,995	1,352,492	-

(c)	The following other matters were voted on by shareholders of record as of March 20, 2003:

		Votes in Favor	Votes Against	Abstentions

	Adoption of 2003 Equity Incentive Plan	30,324,940	5,820,703	75,844

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits:

10.50

Amendment to Receivables Purchase Agreement dated as of June 30, 2003, by and among PFG Receivables Corporation, as Seller, Performance Food Group Company, as Servicer, Jupiter Securitization Corporation and Bank One, NA, as Agent.

	10.51	Form of Lease Agreement for the Lebanon, Tennessee; Morristown, Tennessee; Richmond, Virginia; and Temple, Texas facilities.

	15	Letter regarding unaudited information from KPMG LLP.

	31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbarnes-Oxley Act of 2002.

	31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbarnes-Oxley Act of 2002.

	32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)		Reports on Form 8-K filed during the quarter ended June 28, 2003:

On April 29, 2003, we furnished a Current Report on Form 8-K pursuant to Item 12 thereof relating to our results of operations for the quarter ended March 29, 2003.

On May 7, 2003, we furnished a Current Report on Form 8-K pursuant to Item 9 thereof relating to a presentation we made at our annual meeting of shareholders.

Notwithstanding the foregoing, information furnished under Items 9 and 12 of our Current Reports on Form 8-K, including the related exhibits, shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERFORMANCE FOOD GROUP COMPANY

	By:	/s/ John D. Austin
John D. Austin
Senior Vice President and Chief Financial Officer

Date: August 12, 2003