Form 10-Q
period 2003-09-27
PERFORMANCE FOOD GROUP CO
filed 2003-11-12
CIK 908254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 27, 2003

Commission File No.: 0-22192

PERFORMANCE FOOD GROUP COMPANY
(Exact Name of Registrant as Specified in Its Charter)

Tennessee (State or Other Jurisdiction of Incorporation or Organization)	54-0402940 (I.R.S. Employer Identification No.)

12500 West Creek Parkway Richmond, Virginia (Address of Principal Executive Offices)	23238 (Zip Code)

(804) 484 - 7700 (Registrant's Telephone Number, Including Area Code)

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

As of November 7, 2003, 45,824,250 shares of the issuer's common stock were outstanding.

Independent Accountants' Review Report

The Board of Directors and Shareholders
Performance Food Group Company:

We have reviewed the accompanying condensed consolidated balance sheet of Performance Food Group Company and subsidiaries (the Company) as of September 27, 2003 and the related condensed consolidated statements of earnings for the three-month and nine-month periods ended September 27, 2003 and September 28, 2002 and the condensed consolidated statements of cash flows for the nine-month periods ended September 27, 2003 and September 28, 2002. These condensed consolidated financial statements are the responsibility of the Company's management.

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

/s/KPMG LLP

Richmond, Virginia
October 27, 2003

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

PERFORMANCE FOOD GROUP AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands)	September 27, 2003	December 28, 2002

ASSETS
Current assets:
Cash and cash equivalents	$36,099	$33,660
Accounts receivable, net, including
retained interest in securitized receivables	222,565	220,676
Inventories	246,684	239,846
Other current assets	36,754	34,964

Total current assets	542,102	529,146

Property, plant and equipment, net	331,588	293,994
Goodwill, net	582,396	575,464
Other intangible assets, net	199,228	205,497
Other assets	9,696	13,616

Total assets	$1,665,010	$1,617,717

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Outstanding checks in excess of deposits	$69,980	$74,759
Current installments of long-term debt	1,491	2,504
Trade accounts payable	258,818	236,438
Other current liabilities	143,467	134,363

Total current liabilities	473,756	448,064

Long-term debt, excluding current installments	303,423	370,095
Deferred income taxes	97,116	84,689

Total liabilities	874,295	902,848

Shareholders' equity	790,715	714,869

Total liabilities and shareholders' equity	$1,665,010	$1,617,717

See accompanying notes to unaudited condensed consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings (Unaudited)

	Three Months Ended			Nine Months Ended

(In thousands, except per share amounts)	September 27, 2003		September 28, 2002	September 27, 2003	September 28, 2002

Net sales	$	1,388,334	$1,169,848	$4,024,322	$3,234,805
Cost of goods sold		1,172,950	981,148	3,394,596	2,710,686

Gross profit		215,384	188,700	629,726	524,119

Operating expenses		175,558	158,213	515,750	431,956

Operating profit		39,826	30,487	113,976	92,163

Other income (expense), net:
Interest expense		(4,714)	(4,631)	(14,459)	(13,372)
Loss on sale of receivables		(478)	(444)	(1,180)	(1,375)
Other, net		212	168	1,612	1,019

Other expense, net		(4,980)	(4,907)	(14,027)	(13,728)

Earnings before income taxes		34,846	25,580	99,949	78,435

Income tax expense		13,242	9,592	37,981	29,413

Net earnings	$	21,604	$15,988	$61,968	$49,022

Weighted average common shares outstanding		45,681	44,736	45,492	44,202
Basic net earnings per common share	$	0.47	$0.36	$1.36	$1.11

Weighted average common shares and dilutive
potential common shares outstanding		53,186	52,220	52,909	51,797
Diluted net earnings per common share	$	0.44	$0.34	$1.28	$1.05

See accompanying notes to unaudited condensed consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended

(In thousands)	September 27, 2003	September 28, 2002

Cash flows from operating activities:
Net earnings	$61,968	$49,022
Adjustments to reconcile net earnings to net cash provided
by operating activities:
Depreciation	31,355	26,738
Amortization	6,210	6,044
Tax benefit from exercise of stock options	3,598	2,140
Gain on sale of investment	(956)	-
Change in operating assets and liabilities, net	36,789	22,568
Other	1,731	590

Net cash provided by operating activities	140,695	107,102

Cash flows from investing activities:
Net cash paid for acquisitions	(11,179)	(199,543)
Purchases of property, plant and equipment	(69,509)	(42,602)
Proceeds from sale of property, plant and equipment	357	1,167
Proceeds from sale of investment	4,500	-
Decrease (increase) in intangible assets	57	(676)

Net cash used in investing activities	(75,774)	(241,654)

Cash flows from financing activities:
Decrease in outstanding checks in excess of deposits	(4,778)	(5,371)
Net (payments) borrowings on revolving credit facility	(65,488)	97,000
Principal payments on long-term debt	(2,196)	(1,948)
Cash paid for debt issuance costs	(732)	-
Employee stock option, incentive and purchase plans	10,712	7,368

Net cash (used in) provided by financing activities	(62,482)	97,049

Net increase (decrease) in cash and cash equivalents	2,439	(37,503)

Cash and cash equivalents, beginning of period	33,660	68,274
Cash and cash equivalents, end of period	$36,099	$30,771

See accompanying notes to unaudited condensed consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation

The accompanying condensed consolidated financial statements of Performance Food Group Company and subsidiaries (the "Company") as of September 27, 2003, and for the three months and nine months ended September 27, 2003 and September 28, 2002, are unaudited. The unaudited December 28, 2002 condensed consolidated balance sheet was derived from the audited consolidated balance sheet included in the Company's latest Annual Report on Form 10-K. The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X.

In the opinion of management, the unaudited condensed consolidated financial statements contained in this report reflect all adjustments, consisting of only normal recurring accruals, which are necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. References in this Form 10-Q to the 2003 and 2002 quarters and periods refer to the fiscal three-month and nine-month periods ended September 27, 2003 and September 28, 2002, respectively.

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

Cost of goods sold

Cost of goods sold includes amounts paid to manufacturers and growers for products sold, plus the cost of transportation necessary to bring the products to the Company's distribution facilities. Cost of goods sold also includes direct processing costs and an allocation of indirect costs related to the Fresh-cut segment's fresh-cut produce processing operations.

Operating expenses

Operating expenses include warehouse, delivery, selling and administrative expenses, which include occupancy, insurance, depreciation, amortization, salaries and wages and employee benefits expenses that are not directly or indirectly related to or allocated to the Company's fresh-cut produce processing operations.

Stock-Based Compensation

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 amended existing accounting literature to provide alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation. The statement also required additional disclosures in both interim and annual financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The accounting provisions (if elected) and the disclosure provisions (required) of SFAS No. 148 were effective for fiscal years ending after December 15, 2002. The Company has currently elected not to adopt the fair-value based method of accounting for stock-based employee compensation, but adopted the disclosure provisions of SFAS No. 148 in 2002.

In the second quarter of 2003, the Company's shareholders approved the 2003 Equity Incentive Plan (the "2003 Plan"). The 2003 Plan provides for the award of up to 2,325,189 shares of common stock to officers, employees, directors and consultants of the Company, including a total of 125,189 shares carried over from the 1993 Plan and the Directors' Plan, defined below. Awards under the 2003 Plan may be in the form of stock options, stock appreciation rights, restricted stock or other stock-based awards. The 2003 Plan is described more fully in the Company's 2003 Proxy Statement, dated April 7, 2003.

Since May 2003, no options have been granted under the 1993 Employee Stock Incentive Plan (the "1993 Plan") or the 1993 Outside Directors Stock Option Plan (the "Directors' Plan"). In addition, the last stock options outstanding under the 1989 Nonqualified Stock Option Plan (the "1989 Plan") were exercised in the first quarter of 2003. The Company also maintains the Performance Food Group Employee Stock Purchase Plan (the "Stock Purchase Plan"). The 1993 Plan, the Directors' Plan, the 1989 Plan and the Stock Purchase Plan are described more fully in the Company's 2002 Annual Report on Form 10-K. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, the Company does not recognize stock-based employee compensation cost in net earnings in the condensed consolidated statements of earnings for option grants under these plans. The Company also sponsors the Performance Food Group Employee Savings and Stock Ownership Plan, described more fully in the Company's 2002 Annual Report on Form 10-K.

The following table illustrates the effect on net earnings and net earnings per common share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to all applicable stock-based employee compensation plans. The fair value of each option was estimated at the grant date using the Black-Scholes option-pricing model.

(In thousands, except per share amounts)	2003 Quarter	2002 Quarter	2003 Period	2002 Period

Net earnings, as reported	$21,604	$15,988	$61,968	$49,022

Deduct: Stock-based employee
compensation expense determined
under the fair-value based method
for all awards, net of tax effects	(2,581)	(2,027)	(6,236)	(5,727)

Pro forma net earnings	$19,023	$13,961	$55,732	$43,295

Net earnings per common share:
Basic - As reported	$0.47	$0.36	$1.36	$1.11

Basic - Pro forma	$0.42	$0.31	$1.23	$0.98

Diluted - As reported	$0.44	$0.34	$1.28	$1.05

Diluted - Pro forma	$0.39	$0.30	$1.16	$0.94

Recently Issued Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses the accounting for legal obligations associated with the retirement of certain long-lived assets that result from the acquisition, construction, development and the normal operation of long-lived assets. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense over the asset's useful life. The Company adopted the provisions of SFAS No. 143 at the beginning of 2003. The adoption of SFAS No. 143 did not have a material impact on the Company's consolidated financial position or results of operations.

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

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In June 2003, the Company terminated its two master operating lease facilities as discussed in Note 9. Therefore, the adoption of FIN 46 in the third quarter of 2003 did not have a material impact on the Company's consolidated financial position or results of operations.

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

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies accounting for derivative instruments. In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 clarifies the accounting for certain financial instruments that, under previous guidance, issuers could account for primarily as equity, but now must be classified as liabilities. The Company adopted SFAS No. 149 and SFAS No. 150 in the third quarter of 2003. The adoption of SFAS No. 149 and SFAS No. 150 did not have a material impact on the Company's consolidated financial position or results of operations.

3. Business Combinations

In the 2003 period, the Company paid $11.0 million to the former shareholders of Fresh International Corp. and its subsidiaries (collectively "Fresh Express"). These payments were related to certain contractual obligations in the purchase agreement for Fresh Express, which the Company acquired in 2001. Also in the 2003 period, the Company paid $1.9 million and issued approximately 19,000 shares of its common stock, valued at $625,000, related to contractual obligations in the purchase agreements for companies acquired in 2001 and 2000. The Company recorded these payments to Fresh Express and other companies as additional purchase price, with corresponding increases in goodwill.

In connection with the acquisition of Fresh Express, the Company adopted a plan for integration of the business. The Company initially established an accrual of $8.9 million to provide for certain costs of this plan. This accrual was recorded as a part of the initial allocation of the purchase price of Fresh Express. The plan was to combine the Franklin Park, Illinois, and Chicago, Illinois, processing plants into one facility, convert the Greencastle, Pennsylvania, and Chicago facilities into distribution centers, dispose of certain processing equipment at the Chicago and Greencastle plants and eliminate approximately 500 processing-related jobs at the affected facilities. In the first quarter of 2003, the Company converted the Greencastle facility into a distribution center and eliminated approximately 300 processing-related jobs at that facility. In the second quarter of 2003, the Company decided not to convert the Chicago facility into a distribution center and will continue to use it for processing operations. In the third quarter of 2003, the Company completed the integration plan. The following table summarizes the activity related to the accrual for business integration:

(In thousands)	Workforce Reduction	Consolidation of Facilities and Other Charges	Total

Initial accrual	$4,025	$4,825	$8,850
Non-cash adjustments (1)	(1,382)	(3,403)	(4,785)
Cash payments	(2,643)	(1,422)	(4,065)
Balance at September 27, 2003	$-	$-	$-

(1) In 2002, the Company reduced its accrual for the integration plan by $2.6 million, with a corresponding decrease in Fresh Express' goodwill, primarily due to adjustments to the Greencastle and Chicago integration plans. In addition, the Company decided not to dispose of certain leased office buildings in Salinas, California, as originally planned. In the second quarter of 2003, the Company reduced its accrual for the integration plan by $2.2 million, with a corresponding decrease in Fresh Express' goodwill, due to the decision not to convert the Chicago facility into a distribution facility, as discussed above.

From inception through September 27, 2003, $2.6 million of employee separation costs and $1.4 million of professional fees, lease and related costs and dismantling costs have been charged against the accrual.

In the 2002 period, in addition to the acquisitions of Quality Foods completed in the second quarter of 2002, and TPC (as defined below) and Middendorf Meat (as defined below) completed in the third quarter of 2002, the Company paid a total of $2.9 million in cash and issued approximately 15,000 shares of its common stock, valued at approximately $500,000, to the former shareholders of Carroll County Foods, Inc. ("Carroll County Foods") and AFFLINK Incorporated (formerly Affiliated Paper Companies, Inc., "AFFLINK"), which were acquired in 2000 and 1998, respectively, as a result of certain contractual obligations in the purchase agreements related to those acquisitions. The Company recorded these payments to Carroll County Foods and AFFLINK as additional purchase price, with corresponding increases in goodwill.

In October 2002, a wholly owned subsidiary of the Company's Pocahontas Foods USA subsidiary acquired all of the assets of All Kitchens, Inc. ("All Kitchens"), a privately owned procurement and merchandising firm based in Boise, Idaho. All Kitchens provides procurement and merchandising services to its distributors. The Company believes that this acquisition increases its services to existing Pocahontas and All Kitchens' distributors and expands the Company's geographic base of independent foodservice distributors. In connection with the acquisition of All Kitchens, the Company will be required to pay the prior owner of the acquired assets up to $3.0 million in cash, if certain affiliate distributor targets are achieved through September 2005. The Company will record any earnout payments as additional purchase price, resulting in a corresponding increase in goodwill.

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

In July 2002, the Company also acquired all of the outstanding common stock of Middendorf Meat Company ("Middendorf Meat"), a privately owned, broadline foodservice distributor based in St. Louis, Missouri, through the merger of Middendorf Meat with a wholly owned subsidiary of the Company. Middendorf Meat distributes custom-cut steaks and other foodservice items to independent restaurants, private clubs, hotels and other foodservice establishments in St. Louis and surrounding areas. The Company believes that its acquisition of Middendorf Meat extends its service area to a region that is geographically contiguous to its other Broadline businesses. In connection with the acquisition of Middendorf Meat, the Company entered into an earnout agreement whereby it will be required to pay the former shareholders of Middendorf Meat up to $5.0 million, consisting of cash and additional common shares, if Middendorf Meat achieves certain targeted levels of growth in operating profit, as defined, over a period of up to six years following the acquisition. The Company will record any earnout payments as additional purchase price, resulting in a corresponding increase in goodwill. In the 2003 period, the Company finalized the purchase price of Middendorf Meat, resulting in the return of $2.2 million in cash and $1.4 million of the Company's common stock from the former owners of Middendorf Meat, related to the closing net worth adjustment and certain related claims. The Company recorded these adjustments to the purchase price as goodwill adjustments.

In May 2002, the Company acquired all of the outstanding stock of Quality Foods, Inc. ("Quality Foods"), a privately owned, broadline foodservice distributor based in Little Rock, Arkansas, with distribution centers in Little Rock and Batesville and Magee, Mississippi. Quality Foods provides products and services to traditional foodservice accounts in a region covering Arkansas, Louisiana, Mississippi, Missouri, Oklahoma, Tennessee and Texas. The Company believes that its acquisition of Quality Foods extends its service area to a region that is geographically contiguous to its other Broadline businesses. The Company paid $90.3 million, net of cash acquired, for Quality Foods. In connection with the acquisition of Quality Foods, the Company entered into an earnout agreement whereby it will be required to pay the former shareholders of Quality Foods up to $24.0 million in cash if Quality Foods achieves certain targeted levels of growth in operating profit, as defined, over a three-year period following the acquisition. The Company will record any earnout payments as additional purchase price, resulting in a corresponding increase in goodwill.

The condensed consolidated statements of earnings and cash flows reflect the results of the All Kitchens, TPC, Middendorf Meat and Quality Foods acquisitions from the dates of acquisition through September 27, 2003. The unaudited consolidated results of operations on a pro forma basis as though these acquisitions had been consummated as of the beginning of 2002 are as follows:

(In thousands, except per share amounts)	2002 Quarter	2002 Period

Net sales	$1,200,788	$3,583,079
Gross profit	195,424	586,294
Net earnings	15,445	46,825
Basic net earnings per common share	0.34	1.04
Diluted net earnings per common share	0.33	1.00

The above pro forma results are presented for information purposes only and may not be indicative of the operating results that would have occurred had these acquisitions been consummated as of the beginning of 2002. The allocation of the excess purchase price of All Kitchens is preliminary and subject to final adjustment, primarily because the Company is finalizing the opening balance sheet for this acquisition. The Company will complete the allocation of the excess purchase price of this acquisition during the fourth quarter of 2003.

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

	2003 Quarter			2002 Quarter

(In thousands, except per share amounts)	Net Earnings (1)	Shares (2)	Per- Share Amount	Net Earnings (1)	Shares (2)	Per- Share Amount

Amounts reported for basic EPS	$21,604	45,681	$0.47	$15,988	44,736	$0.36
Effect of dilutive securities:
Stock options	-	1,397		-	1,376
Convertible Notes	1,863	6,108		1,877	6,108

Amounts reported for diluted EPS	$23,467	53,186	$0.44	$17,865	52,220	$0.34

(1) Numerator
(2) Denominator

Options to purchase 3,000 shares that were outstanding at September 27, 2003, were excluded from the computation of diluted shares because of their antidilutive effect on EPS for the 2003 quarter. The exercise price of these options is $38.50. Options to purchase 668,000 shares that were outstanding at September 28, 2002, were excluded from the computation of diluted shares because of their antidilutive effect on EPS for the 2002 quarter. The exercise prices of these options ranged from $34.15 to $38.50.

	2003 Period			2002 Period

(In thousands, except per share amounts)	Net Earnings (1)	Shares (2)	Per- Share Amount	Net Earnings (1)	Shares (2)	Per- Share Amount

Amounts reported for basic EPS	$61,968	45,492	$1.36	$49,022	44,202	$1.11
Effect of dilutive securities:
Stock options	-	1,309		-	1,487
Convertible Notes	5,589	6,108		5,631	6,108

Amounts reported for diluted EPS	$67,557	52,909	$1.28	$54,653	51,797	$1.05

(1) Numerator
(2) Denominator

Options to purchase 589,800 shares that were outstanding at September 27, 2003, were excluded from the computation of diluted shares because of their antidilutive effect on EPS for the 2003 period. The exercise prices of these options ranged from $34.72 to $38.50. Options to purchase 614,000 shares that were outstanding at September 28, 2002, were excluded from the computation of diluted shares because of their antidilutive effect on EPS for the 2002 period. The exercise prices of these options ranged from $34.57 to $38.50.

5. Cash Flow Information

The following table presents supplemental cash flow information:

(In thousands)	2003 Period	2002 Period
Cash paid during the period for:
Interest	$9,713	$8,442
Income taxes	$24,175	$16,698

6. Receivables Facility

In July 2001, the Company entered into a receivables facility, under which PFG Receivables Corporation, a wholly owned, special-purpose subsidiary, sold an undivided interest in certain of the Company's trade receivables (the "Receivables Facility"). PFG Receivables Corporation was formed for the sole purpose of buying receivables generated by certain of the Company's operating units and selling an undivided interest in those receivables to a financial institution. Under the Receivables Facility, certain of the Company's operating units sell a portion of their accounts receivable to PFG Receivables Corporation, which in turn, subject to certain conditions, may from time to time sell an undivided interest in these receivables to the financial institution. The Company's operating units continue to service the receivables on behalf of the financial institution at estimated market rates. Accordingly, the Company has not recognized a servicing asset or liability.

The Company received $78.0 million of proceeds from the sale of the undivided interest in receivables under the Receivables Facility in 2001, and continues to securitize its accounts receivable. Under the original terms of the Receivables Facility, the amount of the undivided interest in the receivables owned by the financial institution could not exceed $90.0 million at any one time. On June 30, 2003, the Company extended the term of the Receivables Facility through June 28, 2004, and increased the amount of the undivided interest in the receivables that can be owned by the financial institution to $165.0 million. On July 24, 2003, the Company sold an incremental undivided interest in receivables under the Receivables Facility and received an additional $32.0 million of proceeds. These proceeds were used to repay borrowings under the Credit Facility, defined in Note 10, and to fund working capital needs.

At September 27, 2003, securitized accounts receivable totaled $175.9 million, including $110.0 million sold to the financial institution and derecognized from the consolidated balance sheet and including the Company's residual interest in accounts receivable ("Residual Interest") of $65.9 million. The Residual Interest represents the Company's retained interest in receivables held by PFG Receivables Corporation and is included in accounts receivable on the Company's consolidated balance sheet. The Residual Interest is measured using the estimated discounted cash flows of the underlying accounts receivable, based on estimated collections and a discount rate approximately equivalent to the Company's incremental borrowing rate. The loss on sale of the undivided interest in receivables of $478,000 and $444,000 in the 2003 and 2002 quarters, respectively, and $1.2 million and $1.4 million in the 2003 and 2002 periods, respectively, is included in other expense, net, in the consolidated statements of earnings and represents the Company's cost of securitizing those receivables with the financial institution.

The Company records the sale of the undivided interest in accounts receivable to the financial institution in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Accordingly, at the time the undivided interest in receivables is sold, the receivables are removed from the Company's consolidated balance sheet. The Company records a loss on the sale of the undivided interest in these receivables, which includes a discount, based upon the receivables' credit quality and a financing cost for the financial institution, based upon a 30-day commercial-paper rate. At September 27, 2003, the rate under the Receivables Facility was 1.58% per annum.

The key economic assumptions used to measure the Residual Interest at September 27, 2003, were a discount rate of 3.00% per annum and an estimated life of approximately 1.5 months. At September 27, 2003, an immediate adverse change in the discount rate and estimated life of 10% and 20%, with other factors remaining constant, would result in a reduction in the fair value of the Residual Interest and corresponding increase in the loss on sale of receivables of approximately $34,000 and $70,000, respectively.

7. Goodwill and Other Intangible Assets

The following table presents details of the Company's goodwill and other intangible assets as of September 27, 2003 and December 28, 2002:

	As of September 27, 2003			As of December 28, 2002

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with definite lives:
Customer relationships	$110,824	$12,998	$97,826	$110,509	$8,464	$102,045
Tradenames and trademarks	33,725	2,254	31,471	33,719	1,358	32,361
Debt issuance costs	9,348	2,635	6,713	8,836	1,764	7,072
Non-compete agreements	4,921	2,812	2,109	6,544	3,659	2,885
Patents	350	40	310	350	15	335

Total intangible assets with definite lives	$159,168	$20,739	$138,429	$159,958	$15,260	$144,698

Intangible assets with indefinite lives:
Goodwill (1)	$597,914	$15,518	$582,396	$590,982	$15,518	$575,464
Tradenames (1)	60,934	135	60,799	60,934	135	60,799

Total intangible assets with indefinite lives	$658,848	$15,653	$643,195	$651,916	$15,653	$636,263

Total intangible assets	$818,016	$36,392	$781,624	$811,874	$30,913	$780,961

(1) Accumulated amortization was recorded before the Company's adoption of SFAS No. 142.

The Company recorded amortization expense of $2.4 million and $2.2 million for the 2003 and 2002 quarters, respectively, and $7.3 million and $6.0 million for the 2003 and 2002 periods, respectively. Amortization expense for debt issuance costs is recorded in interest expense. The estimated future amortization expense for intangible assets as of September 27, 2003, is as follows:

(In thousands)	Amount

2003 (remaining quarter)	$2,394
2004	9,472
2005	9,306
2006	8,967
2007	8,464
2008	7,865
Thereafter	91,961

Total	$138,429

The following table presents the changes in the net carrying amount of goodwill allocated to the Company's reportable segments, as defined in Note 12, during the 2003 period:

(In thousands)	Broadline Segment	Fresh-cut Segment	Total

Balance at December 28, 2002	$357,150	$218,314	$575,464
Goodwill acquired, net	(1,185)	11,032	9,847
Purchase accounting adjustments	(6,056)	3,141	(2,915)

Balance at September 27, 2003	$349,909	$232,487	$582,396

In the 2003 period, Broadline segment goodwill decreased by $7.3 million; $1.2 million for the net effect of the purchase price adjustments and payments for Middendorf Meat and other companies and $6.1 million for the net effect of purchase price allocation adjustments. The Company increased the goodwill in its Fresh-cut segment by $14.1 million in the 2003 period; $11.0 million for payments related to the acquisition of Fresh Express and $3.1 million for the net effect of purchase price allocation adjustments. For further details on goodwill changes, see Note 3.

8. Inventories

The following table provides details of inventories as of September 27, 2003 and December 28, 2002:

(In thousands)	September 27, 2003	December 28, 2002

Finished goods	$231,889	$224,477
Raw materials, including growing crops	14,795	15,369

Inventories	$246,684	$239,846

9. Leases

In June 2003, the Company terminated its two master operating lease facilities. In June 2003, the lessor sold two of the three distribution centers included in the first master operating lease facility (the "First Facility") to third parties unaffiliated with the Company. The Company concurrently entered into operating leases with those unaffiliated third parties for these distribution centers. The operating leases have initial terms of 22 years, plus five renewal options of five years each. In addition, the Company purchased the remaining distribution center in the First Facility from the lessor for $10.4 million. This distribution center is recorded on the Company's consolidated balance sheet at September 27, 2003, in its Customized segment.

In June 2003, the lessor sold one of the distribution centers and the office building included in the Company's other master operating lease facility (the "Second Facility") to third parties unaffiliated with the Company. The Company also sold land and a building under construction to one of those third parties unaffiliated with the Company. The Company concurrently entered into operating leases with those unaffiliated third parties for all of these properties. The operating leases have initial terms of 22 years, plus five renewal options of five years each. In addition, the Company purchased the remaining distribution center in the Second Facility from the lessor for $4.9 million. This distribution center is recorded on the Company's consolidated balance sheet at September 27, 2003, in its Broadline segment.

As a result of the Company's termination of the two master operating lease facilities, the Company's four new operating leases and the Company's purchase of two distribution centers previously included in these facilities, the Company's future minimum lease payments increased by $79.5 million, net. As of September 27, 2003, remaining payments totaled $79.3 million, net: $195,000 in the remainder of 2003; $1.4 million in 2004; $2.9 million in 2005; $3.8 million in each of 2006, 2007 and 2008; and $63.4 million thereafter. The four new operating leases discussed above do not contain residual value guarantees.

10. Long-term Debt

In April 2003, the Company amended and restated its revolving credit facility (the "Credit Facility"), which, among other things, increased the facility to $350.0 million from $200.0 million. The Credit Facility expires in 2006, and bears interest at a floating rate equal to, at the Company's election, the agent bank's prime rate or a spread over LIBOR, which varies based upon our leverage ratio, as defined in the credit agreement. The Credit Facility has an annual commitment fee, ranging from 0.20% to 0.25% of the average daily unused portion of the total facility, based on the Company's leverage ratio, as defined in the credit agreement. The Credit Facility also requires the maintenance of certain financial ratios, as defined in the credit agreement, and contains customary events of default. Under the Credit Facility, the Company's subsidiaries are no longer required to guarantee borrowings, letters of credit or any other obligations, as had previously been required. The Credit Facility allows for the issuance of up to $90.0 million of standby letters of credit, which reduce borrowings available under the Credit Facility. At September 27, 2003, the Company had $32.5 million of borrowings outstanding, $41.7 million of letters of credit outstanding and $275.8 million available under the Credit Facility, subject to compliance with customary borrowing conditions. At September 27, 2003, the Company's borrowings under the Credit Facility bore interest at a rate of 1.62% per annum. Interest is payable monthly.

11. Commitments and Contingencies

At September 27, 2003, the Company's Fresh-cut segment had contracts to purchase produce totaling $67.2 million, of which $33.3 million expire in 2003 and $33.9 million expire in 2004. Amounts due under these contracts are not included on the Company's consolidated balance sheets, in accordance with generally accepted accounting principles.

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

In connection with certain acquisitions, the Company has entered into earnout agreements with certain of the former owners of the businesses that the Company has acquired. These agreements are based upon certain net earnings and other targets, as defined in each agreement, and discussed in more detail in Note 3. These earnout payments are for companies acquired from 2000 through 2002, and may include payments in cash and/or shares of the Company's common stock. As of September 27, 2003, the maximum potential earnout obligation, assuming all future earnout targets are met in their earliest possible years, totaled $38.3 million: $3.3 million in the remainder of 2003, $21.2 million in 2004, $12.2 million in 2005 and $1.6 million in 2006. These contingent payments are not recorded on the Company's consolidated balance sheet at September 27, 2003, in accordance with generally accepted accounting principles. If paid, these earnout payments would increase the goodwill of the companies acquired. If the future earnout targets are not met, these maximum amounts will be lower, or the Company may not be required to make any payments.

The Company has entered into numerous operating leases, including leases of buildings, equipment, tractors and trailers. In certain of these leases, the Company has provided residual value guarantees to the lessors. As of September 27, 2003, the undiscounted maximum amount of potential future payments under these guarantees is approximately $5.9 million, which would be mitigated by the fair value of the leased assets at lease expiration. These leases have expiration dates ranging from 2003 to 2010.

12. Industry Segment Information

The Company has three operating segments: broadline foodservice distribution ("Broadline"); customized foodservice distribution ("Customized"); and fresh-cut produce processing ("Fresh-cut"). Broadline markets and distributes more than 58,000 national and proprietary brand food and non-food products to a total of approximately 46,000 street and chain customers. Broadline consists of 19 distribution facilities that design their own product mix, distribution routes and delivery schedules to accommodate the needs of a large number of customers whose individual purchases vary in size. In addition, Broadline operates three locations that provide merchandising services to independent foodservice distributors. Customized services family and casual-dining chain restaurants. These customers generally prefer centralized coordination, purchasing and information services that facilitate item and menu changes. The Customized distribution network distributes nationwide and internationally from seven distribution facilities. Fresh-cut purchases, processes, packages and distributes a variety of packaged, ready-to-eat salads and other fresh-cut produce nationwide to food retailers. Fresh-cut also distributes various fresh produce offerings, primarily to third-party distributors for resale mainly to quick-service restaurants located throughout the United States. Fresh-cut operations are conducted at eight processing/distribution facilities.

	Broadline	Customized	Fresh-cut	Corporate & Intersegment	Consolidated
(In thousands)
2003 Quarter

Net external sales	$707,413	$450,866	$230,055	$-	$1,388,334
Intersegment sales	229	75	4,136	(4,440)	-
Total sales	707,642	450,941	234,191	(4,440)	1,388,334
Operating profit	19,508	5,682	18,001	(3,365)	39,826
Total assets	768,050	130,359	651,689	114,912	1,665,010
Interest expense (income)	2,892	124	4,569	(2,871)	4,714
Loss (gain) on sale of receivables	2,497	557	-	(2,576)	478
Depreciation	3,449	989	5,786	538	10,762
Amortization	931	-	1,135	-	2,066
Capital expenditures	2,776	2,916	8,996	1,700	16,388

	Broadline	Customized	Fresh-cut	Corporate & Intersegment	Consolidated
(In thousands)
2002 Quarter

Net external sales	$618,030	$347,041	$204,777	$-	$1,169,848
Intersegment sales	156	-	3,273	(3,429)	-
Total sales	618,186	347,041	208,050	(3,429)	1,169,848
Operating profit	11,033	4,326	18,295	(3,167)	30,487
Total assets	737,844	94,615	603,008	115,319	1,550,786
Interest expense (income)	3,510	82	5,175	(4,136)	4,631
Loss (gain) on sale of receivables	1,586	374	-	(1,516)	444
Depreciation	3,684	755	4,887	377	9,703
Amortization	775	-	1,135	299	2,209
Capital expenditures	2,493	1,170	9,175	1,155	13,993

	Broadline	Customized	Fresh-cut	Corporate & Intersegment	Consolidated
(In thousands)
2003 Period

Net external sales	$2,037,791	$1,306,272	$680,259	$-	$4,024,322
Intersegment sales	701	275	12,409	(13,385)	-
Total sales	2,038,492	1,306,547	692,668	(13,385)	4,024,322
Operating profit	52,090	16,510	57,770	(12,394)	113,976
Total assets	768,050	130,359	651,689	114,912	1,665,010
Interest expense (income)	10,451	240	14,165	(10,397)	14,459
Loss (gain) on sale of receivables	5,848	1,628	-	(6,296)	1,180
Depreciation	10,480	2,708	16,676	1,491	31,355
Amortization	2,816	-	3,394	-	6,210
Capital expenditures	11,031	19,183	36,940	2,355	69,509

	Broadline	Customized	Fresh-cut	Corporate & Intersegment	Consolidated
(In thousands)
2002 Period

Net external sales	$1,569,241	$1,038,715	$626,849	$-	$3,234,805
Intersegment sales	448	-	8,792	(9,240)	-
Total sales	1,569,689	1,038,715	635,641	(9,240)	3,234,805
Operating profit	34,883	11,944	55,429	(10,093)	92,163
Total assets	737,844	94,615	603,008	115,319	1,550,786
Interest expense (income)	6,836	365	15,718	(9,547)	13,372
Loss (gain) on sale of receivables	4,631	1,244	-	(4,500)	1,375
Depreciation	9,450	2,250	14,043	995	26,738
Amortization	1,731	-	3,392	921	6,044
Capital expenditures	6,538	5,062	27,247	3,755	42,062

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unless this Form 10-Q indicates otherwise or the context otherwise requires, the terms "we," "our," "us," or "Performance Food Group" as used in this Form 10-Q refer to Performance Food Group Company and its subsidiaries. References in this Form 10-Q to the 2003 and 2002 quarters and periods refer to our fiscal three-month and nine-month periods ended September 27, 2003 and September 28, 2002, respectively, unless otherwise expressly stated or the context otherwise requires. The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q.

Introduction

Performance Food Group was founded in 1987 as a result of the combination of various foodservice businesses, and has grown both internally through increased sales to existing and new customers and through acquisitions of existing businesses. We market and distribute over 61,000 national and proprietary brand food and non-food products to over 46,000 customers. Our extensive product line and distribution system allow us to service both of the major customer types in the foodservice industry: "street" foodservice customers, which include independent restaurants, hotels, cafeterias, schools, healthcare facilities and other institutional customers; and multi-unit, or "chain," customers, which include regional and national family and casual-dining and quick-service restaurants. In addition, we are a major processor of fresh-cut produce that we market and distribute to retail and foodservice customers. The principal components of our expenses include cost of goods sold and operating expenses. Cost of goods sold includes amounts paid to manufacturers and growers for products sold, plus the cost of transportation necessary to bring the products to our distribution facilities. Cost of goods sold also includes direct processing costs and an allocation of indirect costs related to our Fresh-cut segment's fresh-cut produce processing operations. Operating expenses include warehouse, delivery, selling and administrative expenses, which include occupancy, insurance, depreciation, amortization, salaries and wages and employee benefits expenses that are not directly or indirectly related to or allocated to our fresh-cut produce processing operations.

We have three operating segments: broadline foodservice distribution; customized foodservice distribution; and fresh-cut produce processing. Broadline markets and distributes more than 58,000 national and proprietary brand food and non-food products to a total of approximately 46,000 customers, including street customers and certain corporate-owned and franchisee locations of chains. Broadline consists of 19 distribution facilities that independently design their own product mix, distribution routes and delivery schedules to accommodate the needs of a large number of customers whose individual purchases vary in size. In addition, Broadline operates three locations that provide merchandising services to independent foodservice distributors. Customized focuses on serving family and casual-dining chain restaurants. These customers generally prefer centralized coordination, purchasing and information services that facilitate item and menu changes. The Customized distribution network distributes nationwide and internationally from seven distribution facilities. Fresh-cut purchases, processes, packages and distributes a variety of packaged, ready-to-eat salads and other fresh-cut produce nationwide from eight processing/distribution facilities located throughout the United States. Fresh-cut also distributes fresh-cut produce nationwide to food retailers, foodservice distributors, operators and quick-service restaurants, and to third-party distributors for resale mainly to quick-service restaurants located throughout the United States.

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

Results of Operations

The following table sets forth, for the periods indicated, the components of our condensed consolidated statements of earnings expressed as a percentage of net sales:

	2003 Quarter	2002 Quarter	2003 Period	2002 Period

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	84.5	83.9	84.4	83.8
Gross profit	15.5	16.1	15.6	16.2
Operating expenses	12.6	13.5	12.8	13.4
Operating profit	2.9	2.6	2.8	2.8
Other expense, net	0.4	0.4	0.3	0.4
Earnings before income taxes	2.5	2.2	2.5	2.4
Income tax expense	0.9	0.8	1.0	0.9
Net earnings	1.6%	1.4%	1.5%	1.5%

Comparison of the 2003 and 2002 Periods and Quarters

Net sales. Net sales increased $218.5 million, or 18.7%, to $1.39 billion in the 2003 quarter from net sales of $1.17 billion in the 2002 quarter. Net sales increased $789.5 million, or 24.4%, to $4.02 billion in the 2003 period from net sales of $3.23 billion in the 2002 period. Net sales in our existing operations for the 2003 quarter comprised 16.6% and 14.0% of our total sales growth for the 2003 quarter and period, respectively, while acquisitions contributed the remaining 2.1% and 10.4% of our total sales growth for the 2003 quarter and period, respectively. Net sales in existing operations exclude the net sales of an acquired business for the first 12 months following the acquisition date of that business. We estimate food price inflation was approximately 2.5% and 1.0% for the 2003 quarter and period, respectively.

Broadline net sales increased $89.5 million, or 14.5%, to $707.6 million in the 2003 quarter from $618.2 million in the 2002 quarter. Net sales in the 2003 period increased $468.8 million, or 29.9%, to $2.04 billion, from $1.57 billion in the 2002 period. Net sales in our existing Broadline operations for the 2003 quarter and period comprised 10.6% and 8.5%, respectively, of total Broadline sales growth. Broadline sales growth in our existing operations in the 2003 quarter and period was driven by increased sales to existing and new customers as a result of pursuing our strategy of increasing sales to independent restaurants and generating incremental growth from existing customers and markets. Acquisitions contributed the remaining 3.9% and 21.4% of total Broadline sales growth for the 2003 quarter and period, respectively. Broadline acquisition sales growth was the result of our acquisition of Quality Foods, Inc. in the second quarter of 2002 and the acquisitions of Middendorf Meat Company and Thoms-Proestler Company and TPC Logistics, Inc., collectively TPC, in the third quarter of 2002, discussed in "Business Combinations." Our Broadline segment net sales represented 50.9% and 50.6% of our consolidated net sales in the 2003 quarter and period, respectively, compared to 52.8% and 48.5% of our consolidated net sales in the 2002 quarter and period, respectively. The decrease as a percentage of our consolidated net sales for the 2003 quarter is due primarily to increased sales in our Customized segment, discussed below. The increase as a percentage of our consolidated net sales for the 2003 period is due primarily to our 2002 acquisitions of Quality Foods, Middendorf Meat and TPC. We estimate that our Broadline segment experienced food price inflation of approximately 3.9% in the 2003 quarter and 2.0% in the 2003 period. Our Broadline segment expects to stop servicing certain Wendy's quick-service restaurant locations in the first quarter of fiscal 2004, a portion of which we expect to replace with new business. The estimated annual sales to these Wendy's locations totals approximately $120 million.

Customized net sales increased $103.9 million, or 29.9%, to $450.9 million in the 2003 quarter from $347.0 million in the 2002 quarter. Net sales increased $267.8 million, or 25.8%, to $1.31 billion in the 2003 period from $1.04 billion in the 2002 period. The increase in net sales is primarily due to sales to approximately 200 additional Ruby Tuesday casual-dining chain restaurants beginning in the third quarter of 2002, sales to approximately 265 additional T.G.I. Friday's casual-dining restaurants beginning in the fourth quarter of 2002, sales to approximately 70 Mimi's Café casual-dining restaurants beginning in the first quarter of 2003, sales to approximately 100 additional Ruby Tuesday locations beginning in the second quarter of 2003, and the continued growth in sales to existing customers. Customized net sales represented 32.5% of our consolidated net sales in both the 2003 quarter and period, up from 29.7% and 32.1% of our consolidated net sales in the 2002 quarter and period, respectively. The increase as a percentage of our consolidated net sales is due primarily to sales to new customers. We estimate that our Customized segment experienced approximately 1% food price inflation in the 2003 quarter and nominal food price deflation in the 2003 period.

Fresh-cut net sales increased $26.1 million, or 12.6%, to $234.2 million in the 2003 quarter from $208.1 million in the 2002 quarter. Net sales increased 9.0%, or $57.0 million, to $692.7 million in the 2003 period from $635.6 million in the 2002 period. This increase in net sales is due primarily to increased sales of "Tender Leaf" premium salad products to quick-service restaurants and retail customers. Our Tender Leaf salad products include Baby Spinach, Spring Mix Blends, Blends Plus and foodservice premium salad products. Fresh-cut net sales represented 16.6% and 16.9% of our consolidated net sales in the 2003 quarter and period, respectively, down from 17.5% and 19.4% of our consolidated net sales in the 2002 quarter and period, respectively. The decrease as a percentage of our consolidated net sales is due primarily to increased sales in our Customized segment in the 2003 quarter, combined with additional sales from our 2002 Broadline segment acquisitions. We estimate that our Fresh-cut segment experienced approximately 2% food price inflation in the 2003 quarter and nominal food price inflation in the 2003 period.

Cost of goods sold. Cost of goods sold increased $191.8 million, or 19.5%, to $1.17 billion in the 2003 quarter from $981.1 million in the 2002 quarter. Cost of goods sold in the 2003 period increased $683.9 million, or 25.2%, to $3.39 billion from $2.71 billion in the 2002 period. As a percentage of net sales, cost of goods sold increased to 84.5% and 84.4% in the 2003 quarter and period, respectively, from 83.9% and 83.8% in the 2002 quarter and period, respectively. The increase in cost of goods sold as a percentage of net sales is due to increased production costs in our Fresh-cut segment related to the growth of our Tender Leaf premium salad products in the 2003 period and increased lettuce costs in the second quarter of 2003. The growth in sales of our Tender Leaf salad products, discussed in "Net Sales," created inefficiencies in our processing and warehousing activities due to the slower speeds of the Tender Leaf processing equipment and the related physical capacity consumed by these processing lines. We are making improvements to a number of our existing production lines and will be installing two new Tender Leaf production lines to increase production capacity throughout the first and second quarters of 2004. In the second quarter of 2003, the cost of lettuce was affected by industry-wide increased demand from quick-service restaurants for new premium salad products supplied by our Fresh-cut segment. This level of demand was not anticipated when growers made their planting decisions, which resulted in a significant increase in market prices for lettuce. While we routinely contract for the vast majority of our lettuce needs, the success of these products meant that we had to make additional market purchases at higher prices to satisfy increased customer demand. We recouped some of these increased costs in the 2003 quarter. Cost of goods sold in the 2003 quarter and period included costs related to our Fresh-cut segment's retail consumer test of our fresh-cut fruit product line, as discussed in "Operating profit." These fruit test costs were minimal in the 2002 quarter and period. Furthermore, the 2002 quarter and period included $3.3 million of expenses attributable to damaged inventory as a result of an ammonia leak in July 2002 at our Springfield, Massachusetts Broadline facility. For further discussion of the ammonia leak, refer to our 2002 Annual Report on Form 10-K.

Gross profit. Gross profit increased $26.7 million, or 14.1%, to $215.4 million in the 2003 quarter from $188.7 million in the 2002 quarter. Gross profit in the 2003 period increased $105.6 million, or 20.1%, to $629.7 million from $524.1 million in the 2002 period. The increase in gross profit in the 2003 quarter and period was primarily due to additional sales in our Broadline and Customized segments, as discussed in "Net Sales." Gross profit margin, which we define as gross profit as a percentage of net sales, decreased to 15.5% and 15.6% in the 2003 quarter and period, respectively, from 16.1% and 16.2% in the 2002 quarter and period, respectively. The decrease in gross profit margin in the 2003 quarter and period was due primarily to increased production costs for Tender Leaf products, the impact of lettuce costs and costs related to our retail consumer test of fresh-cut fruit in our Fresh-cut segment, as discussed in "Cost of goods sold."

Operating expenses. Operating expenses increased $17.3 million, or 11.0%, to $175.6 million in the 2003 quarter, compared to $158.2 million in the 2002 quarter. Operating expenses increased $83.8 million, or 19.4%, to $515.8 million in the 2003 period, compared to $432.0 million in the 2002 period. As a percentage of net sales, operating expenses were 12.6% and 12.8% in the 2003 quarter and period, respectively, compared to 13.5% and 13.4% in the 2002 quarter and period, respectively. The decrease in operating expenses as a percentage of net sales was driven primarily by improved efficiencies in our Broadline segment and reduced overhead costs in our Fresh-cut segment. In the 2002 quarter and period, operating expenses included $1.5 million of costs directly attributable to the ammonia leak at our Springfield, Massachusetts Broadline facility.

Operating profit. Operating profit increased $9.3 million, or 30.6%, to $39.8 million in the 2003 quarter from $30.5 million in the 2002 quarter. Operating profit increased $21.8 million, or 23.7%, to $114.0 million in the 2003 period from $92.2 million in the 2002 period. Operating profit margin, which we define as operating profit as a percentage of net sales, increased to 2.9% in the 2003 quarter from 2.6% in the 2002 quarter and was 2.8% in both the 2003 and 2002 periods.

Operating profit margin in our Broadline segment increased to 2.8% in the 2003 quarter from 1.8% in the 2002 quarter, and increased to 2.6% in the 2003 period from 2.2% in the 2002 period. In the 2002 quarter and period, our Broadline segment operating profit margin was adversely affected by $4.8 million of costs attributable to the ammonia leak at our Springfield facility, discussed in "Cost of goods sold" and "Operating expenses."

Operating profit margin in our Customized segment was 1.3% in both the 2003 and 2002 quarters and increased to 1.3% in the 2003 period from 1.2% in the 2002 period. This improvement in operating profit margin resulted primarily from changes in pricing and improved operating efficiencies. Subsequent to the end of the 2003 quarter, our Customized distribution facility in Elkton, Maryland has been affected by a work stoppage by certain of its drivers. Currently, approximately 42% of the 90 drivers who are represented by the union have returned to work. In our fiscal 2003 fourth quarter, we will incur incremental costs to engage replacement drivers to maintain the service level to our customers and to provide additional security at the facility.

Operating profit margin in our Fresh-cut segment decreased to 7.7% in the 2003 quarter from 8.8% in the 2002 quarter, and decreased to 8.3% in the 2003 period from 8.7% in the 2002 period. The decrease in operating profit margin in the 2003 quarter and period is due mainly to increased production costs for Tender Leaf premium salad products, the increase in lettuce costs as a result of increased demand from quick-service restaurants for new premium salad products in the second quarter of 2003 and costs related to our retail consumer test of fresh-cut fruit, partially offset by reduced operating expenses due to improved efficiencies, all discussed in "Cost of goods sold" and "Operating expenses." As discussed in "Cost of goods sold," we are working to increase our production capacity for Tender Leaf premium salad products in the remainder of 2003 and the first half of 2004. In addition, as discussed in "Cost of goods sold," we recouped some of the increased lettuce costs created by increased demand for premium salad products at quick-service restaurants in the 2003 quarter. Finally, we had net costs of $2.7 million and $9.3 million in the 2003 quarter and period, respectively, related to our retail consumer test of fresh-cut fruit. We expect the impact of these start-up costs to continue to decline in the fourth quarter of 2003 as we introduce this fresh-cut fruit into more retail locations. In addition, we added fruit processing capacity to our Midwest operations in the 2003 quarter.

Other expense, net. Other expense, net, increased to $5.0 million in the 2003 quarter from $4.9 million in the 2002 quarter, and to $14.0 million in the 2003 period from $13.7 million in the 2002 period. Interest expense was $4.7 million in the 2003 quarter, compared to $4.6 million in the 2002 quarter, and $14.5 million in the 2003 period, compared to $13.4 million in the 2002 period. Interest expense was higher in the 2003 quarter and period because of higher average borrowing levels as a result of our acquisitions in 2002, partially offset by lower interest rates. The loss on the sale of the undivided interest in receivables increased to $478,000 in the 2003 quarter from $444,000 in the 2002 quarter, and decreased to $1.2 million in the 2003 period from $1.4 million in the 2002 period. The increase in the loss for the 2003 quarter was due to higher levels of accounts receivable securitized than in the 2002 quarter. The decrease in this loss for the 2003 period was due to lower financing costs in the 2003 period. The loss on the sale of the undivided interest in receivables is related to the receivables purchase facility, referred to as the Receivables Facility, discussed in "Liquidity and Capital Resources." Other, net, in the 2003 period also included a gain of $956,000 on the sale of our investment in a fresh-cut produce facility sold in the first quarter of 2003.

Income tax expense. Income tax expense increased to $13.2 million in the 2003 quarter from $9.6 million in the 2002 quarter, and to $38.0 million in the 2003 period from $29.4 million in the 2002 period. As a percentage of earnings before income taxes, the provision for income taxes was 38.0% for the 2003 quarter and period and 37.5% for the 2002 quarter and period. The increase in the effective tax rate in 2003 is the result of increased state income taxes due to acquisitions completed in previous years.

Net earnings. Net earnings increased $5.6 million, or 35.1%, to $21.6 million in the 2003 quarter, compared to $16.0 million in the 2002 quarter. In the 2003 period, net earnings increased $12.9 million, or 26.4%, to $62.0 million from $49.0 million in the 2002 period. As a percentage of net sales, net earnings increased to 1.6% in the 2003 quarter from 1.4% in the 2002 quarter, and were 1.5% in both the 2003 and 2002 periods.

Diluted net earnings per common share. Diluted net earnings per common share, or EPS, is computed by dividing net income available to common shareholders plus dilutive after-tax interest on the 5½% convertible subordinated notes due in 2008, the Convertible Notes, by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Diluted EPS increased 29.4% to $0.44 in the 2003 quarter, compared to $0.34 in the 2002 quarter. In the 2003 period, diluted EPS increased 21.9% to $1.28 from $1.05 in the 2002 period. After-tax interest expense of $1.9 million and $5.6 million for the 2003 and 2002 quarters and periods, respectively, and common share equivalents of 6.1 million related to the Convertible Notes are included in the computation of diluted EPS in the 2003 and 2002 quarters and periods, because of the Convertible Notes' dilutive effect on EPS.

Liquidity and Capital Resources

We have historically financed our operations and growth primarily with cash flows from operations, borrowings under our credit facilities, the issuance of long-term debt, operating leases, normal trade credit terms and the sale of our common stock. Despite our growth in net sales, we have reduced our working capital needs by financing our investment in inventory principally with accounts payable and outstanding checks in excess of deposits. We typically fund our acquisitions and expect to fund future acquisitions with our existing cash, additional borrowings under our credit facility and the issuance of debt or equity securities.

Cash and cash equivalents totaled $36.1 million at September 27, 2003, an increase of $2.4 million from December 28, 2002. The increase was comprised of cash provided by operating activities of $140.7 million, partially offset by net cash used in investing activities of $75.8 million and net cash used in financing activities of $62.5 million.

Cash flows from operating activities. Cash provided by operating activities was $140.7 million in the 2003 period. In the 2003 period, the primary sources of cash from operating activities were net earnings and increased levels of trade accounts payable and accrued expenses and decreased levels of deferred income taxes, partially offset by increased levels of inventories and prepaid expenses. The change in operating assets and liabilities, net, includes proceeds received of $32.0 million in the 2003 quarter from the sale of an additional undivided interest in our Receivables Facility, discussed in "Off Balance Sheet Financing Activities." Cash provided by operating activities was $107.1 million in the 2002 period. In the 2002 period, the primary sources of cash from operations were net earnings and increased levels of income taxes payable, trade payables, accrued expenses and decreased levels of other current assets, partially offset by increased levels of trade receivables, deferred tax assets and prepaid expenses.

Cash used in investing activities. Cash used in investing activities was $75.8 million in the 2003 period. Capital expenditures were $69.5 million in the 2003 period. Capital expenditures in the 2003 period included the purchase of two distribution centers from our master operating lease facilities totaling $15.3 million, discussed in "Off Balance Sheet Financing Activities." Capital expenditures in the 2003 period also included the purchase of additional fresh-cut processing equipment and an expansion of our Customized facility in Maryland. We anticipate that total capital expenditures, excluding acquisitions, for fiscal 2003 will be between $95 million and $105 million. Net cash paid for acquisitions in the 2003 period included $11.0 million paid to the former shareholders of Fresh International Corp. and its subsidiaries, collectively "Fresh Express," related to certain contractual obligations in the purchase agreement for Fresh Express, which we acquired in 2001. Also in the 2003 period, net cash paid for acquisitions included $1.9 million related to contractual obligations in the purchase agreements for companies acquired in 2001 and 2000. In the 2003 period, net cash paid for acquisitions also included $2.2 million received related to the closing net worth adjustment and certain related claims in connection with our 2002 acquisition of Middendorf Meat. In the 2003 period, we received proceeds of $4.5 million from the sale of our investment in a fresh-cut produce facility and recorded a gain on the sale of $956,000. Cash used in investing activities in the 2002 period was $241.7 million. Capital expenditures, excluding acquisitions of other businesses, for the 2002 period were $42.6 million. Cash used in investing activities in the 2002 period also included $199.5 million of cash paid for acquisitions, consisting of $84.1 million, $22.2 million and $90.3 million paid for the acquisitions of TPC, Middendorf Meat and Quality Foods, respectively, net of cash acquired, and $2.9 million paid to the former shareholders of Carroll County Foods, Inc. and AFFLINK Incorporated (formerly Affiliated Paper Companies, Inc.), which were acquired in 2000 and 1998, respectively, as a result of certain contractual obligations under the purchase agreements relating to those acquisitions.

Cash used in financing activities. Cash used in financing activities was $62.5 million in the 2003 period, consisting primarily of net payments of $65.5 million on our revolving credit facility and a decrease in outstanding checks in excess of deposits of $4.8 million. We paid $732,000 in the 2003 period for debt issuance costs related to the revolving credit facility, discussed in "Financing Activities." In the 2003 period, cash flows from financing activities consisted of $10.7 million of proceeds from the exercise of stock options and purchases under our employee stock purchase plan. Cash provided by financing activities was $97.0 million in the 2002 period. Cash flows from financing activities included net borrowings of $97.0 million on our revolving credit facility and proceeds of $7.4 million from the exercise of stock options and purchases under our employee stock purchase plan. Cash used in financing activities in the 2002 period included a decrease in outstanding checks in excess of deposits of $5.4 million.

Financing Activities

In April 2003, we amended and restated our credit facility, referred to as the Credit Facility, which, among other things, increased the facility to $350.0 million from $200.0 million. The Credit Facility expires in 2006 and bears interest at a floating rate equal to, at our election, the agent bank's prime rate or a spread over LIBOR, which varies based upon our leverage ratio, as defined in the credit agreement. The Credit Facility has an annual commitment fee, ranging from 0.20% to 0.25% of the average daily unused portion of the total facility, based on our leverage ratio, as defined in the credit agreement. The Credit Facility also requires the maintenance of certain financial ratios, as defined in the credit agreement, and contains customary events of default. Under the Credit Facility, our subsidiaries are no longer required to guarantee borrowings, letters of credit or any other obligations, as had previously been required. The Credit Facility allows for the issuance of up to $90.0 million of standby letters of credit, which reduce borrowings available under the Credit Facility. At September 27, 2003, we had $32.5 million of borrowings outstanding, $41.7 million of letters of credit outstanding and $275.8 million available under the Credit Facility, subject to compliance with customary borrowing conditions. At September 27, 2003, our borrowings under the Credit Facility bore interest at a rate of 1.62% per annum. Interest is payable monthly.

We believe that our cash flows from operations, borrowings under our credit facilities and the sale of the undivided interest in receivables under the Receivables Facility, discussed below, will be sufficient to fund our operations and capital expenditures for the foreseeable future. However, we will likely require additional sources of financing to the extent that we make acquisitions in the future.

Off Balance Sheet Financing Activities

We have a Receivables Facility, which is generally described as off balance sheet financing. The Receivables Facility represents off balance sheet financing because the transaction and the financial institution's ownership interest in certain of our accounts receivable results in assets being removed from our consolidated balance sheet to the extent that the transaction qualifies for sale treatment under generally accepted accounting principles. This treatment requires us to account for the transaction with the financial institution as a sale of the undivided interest in the accounts receivable instead of reflecting the financial institution's net investment of $110.0 million as debt.

In July 2001, we entered into the Receivables Facility, under which PFG Receivables Corporation, a wholly owned, special-purpose subsidiary, sold an undivided interest in certain of our trade receivables. PFG Receivables Corporation was formed for the sole purpose of buying receivables generated by certain of our operating units and selling an undivided interest in those receivables to a financial institution. Under the Receivables Facility, certain of our operating units sell a portion of their accounts receivable to PFG Receivables Corporation, which in turn, subject to certain conditions, may from time to time sell an undivided interest in these receivables to the financial institution. Our operating units continue to service the receivables on behalf of the financial institution at estimated market rates. Accordingly, we have not recognized a servicing asset or liability.

We received $78.0 million of proceeds from the sale of the undivided interest in receivables under the Receivables Facility in 2001, and we continue to securitize our accounts receivable. Under the original terms of the Receivables Facility, the amount of the undivided interest in the receivables owned by the financial institution could not exceed $90.0 million at any one time. On June 30, 2003, we extended the term of the Receivables Facility through June 28, 2004, and increased the amount of the undivided interest in the receivables that can be owned by the financial institution to $165.0 million. On July 24, 2003, we sold an incremental undivided interest in receivables under the Receivables Facility and received an additional $32.0 million in proceeds. We used these proceeds to repay borrowings under our Credit Facility and to fund working capital needs.

At September 27, 2003, securitized accounts receivable totaled $175.9 million, including $110.0 million sold to the financial institution and derecognized from the consolidated balance sheet and including our residual interest in accounts receivable of $65.9 million. The Residual Interest represents our retained interest in receivables held by PFG Receivables Corporation and is included in accounts receivable on our consolidated balance sheet. We measure the Residual Interest using the estimated discounted cash flows of the underlying accounts receivable, based on estimated collections and a discount rate approximately equivalent to our incremental borrowing rate. The loss on sale of the undivided interest in receivables of $478,000 and $444,000 in the 2003 and 2002 quarters, respectively, and $1.2 million and $1.4 million in the 2003 and 2002 periods, respectively, is included in other expense, net, in our consolidated statements of earnings and represents our cost of securitizing those receivables with the financial institution.

We record the sale of the undivided interest in accounts receivable to the financial institution according to Statement of Financial Accounting Standards, or SFAS, No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Accordingly, at the time the undivided interest in receivables is sold, the receivables are removed from our consolidated balance sheet. We record a loss on the sale of the undivided interest in these receivables, which includes a discount, based upon the receivables' credit quality and a financing cost for the financial institution, based upon a 30-day commercial paper rate. At September 27, 2003, the rate under the Receivables Facility was 1.58% per annum.

In June 2003, we terminated our two master operating lease facilities. In June 2003, the lessor sold two of the three distribution centers included in the first master operating lease facility (the "First Facility") to third parties unaffiliated with us. We concurrently entered into operating leases with those unaffiliated third parties for these distribution centers. The operating leases have initial terms of 22 years, plus five renewal options of five years each. In addition, we purchased the remaining distribution center in the First Facility from the lessor for $10.4 million. This distribution center is recorded on our consolidated balance sheet at September 27, 2003, in our Customized segment.

In June 2003, the lessor sold one of the distribution centers and the office building included in our other master operating lease facility (the "Second Facility") to third parties unaffiliated with us. We also sold land and a building under construction to a third party unaffiliated with us. We concurrently entered into operating leases with those unaffiliated third parties for all of these properties. The operating leases have initial terms of 22 years, plus five renewal options of five years each. In addition, we purchased the remaining distribution center in the Second Facility from the lessor for $4.9 million. This distribution center is recorded on our consolidated balance sheet at September 27, 2003, in our Broadline segment.

As a result of our termination of the two master operating lease facilities, our four new operating leases and our purchase of two distribution centers previously included in these facilities, our future minimum lease payments increased by $79.5 million, net. As of September 27, 2003, these remaining payments totaled $79.3 million, net: $195,000 in the remainder of 2003; $1.4 million in 2004; $2.9 million in 2005; $3.8 million in each of 2006, 2007 and 2008; and $63.4 million thereafter. The four new operating leases discussed above do not contain residual value guarantees.

Contractual Obligations

At September 27, 2003, our Fresh-cut segment had contracts to purchase produce totaling $67.2 million, of which $33.3 million expire in 2003 and $33.9 million expire in 2004. Amounts due under these contracts are not included on our consolidated balance sheets, in accordance with generally accepted accounting principles.

In connection with certain acquisitions, we have entered into earnout agreements with certain of the former owners of the businesses that we have acquired. These agreements are based upon certain net earnings and other targets, as defined in each agreement, and discussed in more detail below in "Business Combinations." These earnout payments are for companies acquired from 2000 through 2002, and may include payments in cash and/or shares of our common stock. As of September 27, 2003, the maximum potential earnout obligation, assuming all future earnout targets are met in their earliest possible years, totaled $38.3 million: $3.3 million in the remainder of 2003; $21.2 million in 2004; $12.2 million in 2005; and $1.6 million in 2006. These contingent payments are not recorded on our consolidated balance sheets in accordance with generally accepted accounting principles. If paid, these earnout payments would increase the goodwill of the companies acquired. If the future earnout targets are not met, these maximum amounts will be lower, or we may not be required to make any payments.

We have entered into numerous operating leases, including leases for buildings, equipment, tractors and trailers. In certain of these leases, we have provided residual value guarantees to the lessors. As of September 27, 2003, the undiscounted maximum amount of potential future payments under these guarantees is approximately $5.9 million, which would be mitigated by the fair value of the leased assets at lease expiration. These leases have expiration dates ranging from 2003 to 2010.

Business Combinations

In the 2003 period, we paid $11.0 million to the former shareholders of Fresh Express. These payments were related to certain contractual obligations in the purchase agreement for Fresh Express, which we acquired in 2001. Also in the 2003 period, we paid $1.9 million and issued approximately 19,000 shares of our common stock, valued at $625,000, related to contractual obligations in the purchase agreements for companies acquired in 2001 and 2000. We recorded these payments to Fresh Express and other companies as additional purchase price, with corresponding increases in goodwill.

In connection with the acquisition of Fresh Express, we adopted a plan for integration of the business. We initially established an accrual of $8.9 million to provide for certain costs of this plan. This accrual was recorded as a part of the initial allocation of the purchase price of Fresh Express. The plan was to combine our Franklin Park, Illinois, and our Chicago, Illinois, processing plants into one facility, convert our Greencastle, Pennsylvania, and our Chicago facilities into distribution centers, dispose of certain processing equipment at the Chicago and Greencastle plants and eliminate approximately 500 processing-related jobs at the affected facilities. In the first quarter of 2003, we converted the Greencastle facility into a distribution center and eliminated approximately 300 processing-related jobs at that facility. In the second quarter of 2003, we decided not to convert the Chicago facility into a distribution center and will continue to use it for processing operations. As a result, in the second quarter of 2003, we reduced our accrual for the integration plan by $2.2 million, with a corresponding decrease in Fresh Express' goodwill. In the third quarter of 2003, we completed the integration plan. Through September 27, 2003, $2.6 million of employee separation costs and $1.4 million of professional fees, lease and related costs and dismantling costs have been charged against the accrual.

In the 2002 period, in addition to the acquisitions of Quality Foods completed in the second quarter of 2002, and TPC and Middendorf Meat completed in the third quarter of 2002, discussed below, we paid a total of $2.9 million in cash and issued approximately 15,000 shares of our common stock, valued at approximately $500,000, to the former shareholders of Carroll County Foods and AFFLINK Incorporated, which we acquired in 2000 and 1998, respectively, as a result of certain contractual obligations in the purchase agreements related to those acquisitions. We recorded these payments to Carroll County Foods and AFFLINK as additional purchase price, with corresponding increases in goodwill.

In October 2002, a wholly owned subsidiary of our Pocahontas Foods USA subsidiary acquired all of the assets of All Kitchens, Inc., a privately owned procurement and merchandising firm based in Boise, Idaho. All Kitchens provides procurement and merchandising services to its distributors. We believe that this acquisition increases our services to existing Pocahontas and All Kitchens' distributors and expands our geographic base of independent foodservice distributors. In connection with the acquisition of All Kitchens, we will be required to pay the prior owner of the acquired assets up to $3.0 million in cash, if certain affiliate distributor targets are achieved through September 2005. We will record any earnout payments as additional purchase price, resulting in a corresponding increase in goodwill.

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

In July 2002, we also acquired all of the outstanding common stock of Middendorf Meat, a privately owned, broadline foodservice distributor based in St. Louis, Missouri, through the merger of Middendorf Meat with a wholly owned subsidiary of ours. Middendorf Meat distributes custom-cut steaks and other foodservice items to independent restaurants, private clubs, hotels and other foodservice establishments in St. Louis and surrounding areas. We believe that our acquisition of Middendorf Meat extends our service area to a region that is geographically contiguous to our other Broadline businesses. In connection with the acquisition of Middendorf Meat, we entered into an earnout agreement whereby we will be required to pay the former shareholders of Middendorf Meat up to $5.0 million, consisting of cash and additional common shares, if Middendorf Meat achieves certain targeted levels of growth in operating profit, as defined, over a period of up to six years following the acquisition. We will record any earnout payments as additional purchase price, resulting in a corresponding increase in goodwill. In the 2003 period, we finalized the purchase price of Middendorf Meat, resulting in the return of $2.2 million in cash and $1.4 million in our common stock from the former owners of Middendorf Meat, related to the closing net worth adjustment and certain related claims. We recorded this adjustment to the purchase price as a reduction of goodwill.

In May 2002, we acquired all of the outstanding stock of Quality Foods, a privately owned, broadline foodservice distributor based in Little Rock, Arkansas, with distribution centers in Little Rock and Batesville and Magee, Mississippi. Quality Foods provides products and services to traditional foodservice accounts in a region covering Arkansas, Louisiana, Mississippi, Missouri, Oklahoma, Tennessee and Texas. We believe that our acquisition of Quality Foods extends our service area to a region that is geographically contiguous to our other Broadline businesses. We paid $90.3 million, net of cash acquired, for Quality Foods. In connection with the acquisition of Quality Foods, we entered into an earnout agreement whereby we will be required to pay the former shareholders of Quality Foods up to $24.0 million in cash if Quality Foods achieves certain targeted levels of growth in operating profit, as defined, over a three-year period following the acquisition. We will record any earnout payments as additional purchase price, resulting in a corresponding increase in goodwill.

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

Accounting for Business Combinations. Our goodwill and other intangible assets include the cost of acquired subsidiaries in excess of the fair value of the tangible net assets recorded in connection with acquisitions. Other intangible assets include trade names, trademarks, patents, non-compete agreements and customer relationships. We use estimates and assumptions in determining the fair value of assets acquired and liabilities assumed, assigning lives to acquired intangibles and evaluating those assets for impairment after acquisition. These estimates and assumptions include indicators that would trigger an impairment of assets and whether those indicators are temporary and economic or competitive factors that affect valuation, discount rates and cash flow estimates. When the carrying value of such assets are not expected to be recoverable or the estimated lives assigned to such assets are determined to be improper, we must reduce the carrying value of the assets to the net realizable value or adjust the amortization period of the asset, recording any adjustment in our consolidated statements of earnings. As of September 27, 2003, our unamortized goodwill was $582.4 million and other intangible assets totaled $199.2 million, net.

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

Allowance For Doubtful Accounts. We evaluate the collectibility of our accounts receivable based on a combination of factors. We regularly analyze our significant customer accounts, and when we become aware of a specific customer's inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position, we record a specific reserve for bad debt to reduce the related receivable to the amount we reasonably believe is collectible. We also record reserves for bad debt for all other customers based on a variety of factors, including the length of time the receivables are past due, the financial health of the customer, macroeconomic considerations and historical experience. If circumstances related to specific customers change, our estimates of the recoverability of receivables could be further adjusted. In the 2003 and 2002 periods, we wrote off uncollectible accounts receivable of $3.8 and $4.5 million, respectively, against the allowance for doubtful accounts. In both the 2003 and 2002 periods, we charged estimates of $2.4 million to operating expenses to increase our allowance for doubtful accounts.

Incurred But Not Reported Insurance Claims. We maintain a self-insurance program covering portions of our general liability, vehicle liability and damage, workers' compensation and group medical insurance. The amounts in excess of the self-insured levels are fully insured, subject to certain limitations and exclusions. We accrue an estimated liability for these self-insured programs, including an estimate for incurred but not reported claims based on known claims and past claims history. These accruals are included in other current liabilities on the condensed consolidated balance sheets. The provisions for insurance claims include estimates of the frequency and timing of claim occurrences, as well as the ultimate amounts to be paid. These estimates could be significantly affected if paid claims differ from past claims history.

Reserve for Inventories. We maintain reserves for slow-moving and obsolete inventories. These reserves are based upon inventory category, age of inventory, specifically identified items and overall economic conditions. A sudden and unexpected change in consumer preferences could result in a significant change in the reserve balance and a corresponding charge to earnings.

Sales Incentives. We, primarily through our Fresh-cut segment, offer sales incentives and promotions to our customers (resellers) and to consumers. These incentives primarily include volume and growth rebates, exclusivity and placement fees (fees paid to retailers for product display), consumer coupons and promotional discounts. We follow the requirements of Emerging Issues Task Force, or EITF, No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (including a Reseller of the Vendor's Products). Consideration given to customers and consumers related to sales incentives is recorded as a reduction of sales. Changes in the estimated amount of incentives to be paid are treated as changes in estimates and are recognized in the period of change. The cost of volume and growth rebates and exclusivity and placement fees is recorded using a systematic and rational allocation of the cost of the incentives to each of the underlying revenue transactions that resulted in progress by the customer toward earning the incentives to be paid. If we cannot reasonably estimate the amount of future incentives to be paid to the customer, we record the maximum potential amount. We use a customer's prior purchasing volume, as well as other factors, to assist in estimating the total incentives to be paid, if any. The cost of consumer coupons is recorded at either the date the coupon is offered or the date the related revenue is recognized by us. The amount recorded is based on the estimated amount of refunds or rebates that will be redeemed by consumers. We primarily use historical coupon redemption data and forecasted sales volumes to estimate the amount to be redeemed. If we cannot reasonably and reliably estimate the amount to be redeemed, we record the maximum potential amount. Promotional discounts are primarily recorded as a reduction to the customer's invoice for goods purchased based on an underlying agreement with the customer. A change in our estimates and assumptions related to consumer coupon redemption rates and customer purchase volumes, among other factors, may result in a change in our sales and earnings.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Our primary market risks are related to fluctuations in interest rates. Our primary interest rate risk is from changing interest rates related to our outstanding debt. We currently manage this risk through a combination of fixed and floating rates on these obligations. At September 27, 2003, our total debt of $304.9 million consisted of fixed and floating-rate debt of $257.1 million and $47.8 million, respectively. In addition, the rate on our Receivables Facility is a floating rate. Substantially all of our floating rates are based on LIBOR, with the exception of the rate on the Receivables Facility, which is based upon a 30-day commercial-paper rate. A 100 basis-point increase in market interest rates on all of our floating-rate debt and our Receivables Facility would result in a decrease in net earnings and cash flow of approximately $1.0 million per annum, holding other variables constant.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

Item 4. Submission of Matters to a Vote of Security Holders.

(a)	No matters were submitted to a vote of security holders during the quarter ended September 27, 2003.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits:

	15	Letter regarding unaudited information from KPMG LLP.

	31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbarnes-Oxley Act of 2002.

	31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbarnes-Oxley Act of 2002.

	32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)		Reports on Form 8-K filed during the quarter ended September 27, 2003:

On July 29, 2003, we furnished a Current Report on Form 8-K pursuant to Item 12 thereof relating to our results of operations for the quarter ended June 28, 2003.

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

Date: November 12, 2003