Form 10-K
period 2004-01-03
PERFORMANCE FOOD GROUP CO
filed 2004-03-18
CIK 908254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________________________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2004

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. []

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

X	Yes	No

The aggregate market value of the voting stock held by non-affiliates of the Registrant on June 27, 2003 was $1,643,713,575. The market value calculation was determined using the closing sale price of the Registrant's common stock on June 27, 2003, as reported by the NASDAQ Stock Market.

Shares of common stock outstanding on March 15, 2004 were 46,006,508.

DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K	Documents from which portions are incorporated by reference

Part III	Portions of the Registrant's Proxy Statement relating to the Registrant's Annual Meeting of Shareholders to be held on May 19, 2004 are incorporated by reference into Items 10, 11, 12, 13 and 14.

TABLE OF CONTENTS

Forward-Looking Statements..................................................................................................................................................	3

Part 1
Item 1.	Business..................................................................................................................................................................................	3
	The Company and its Business Strategy.............................................................................................................................	3
	Growth Strategies...............................................................................................................................................................	4
	Customers and Marketing...................................................................................................................................................	5
	Products and Services.........................................................................................................................................................	6
	Information Systems...........................................................................................................................................................	7
	Suppliers and Purchasing...................................................................................................................................................	8
	Operations..........................................................................................................................................................................	9
	Competition........................................................................................................................................................................	10
	Regulation..........................................................................................................................................................................	11
	Intellectual Property...........................................................................................................................................................	11
	Employees..........................................................................................................................................................................	11
	Executive Officers..............................................................................................................................................................	12
	Risk Factors........................................................................................................................................................................	12

Item 2.	Properties................................................................................................................................................................................	16

Item 3.	Legal Proceedings..................................................................................................................................................................	17

Item 4.	Submission of Matters to a Vote of Shareholders..................................................................................................................	17

Part II
Item 5.	Market for the Registrant's Common Stock and Related Stockholder Matters.......................................................................	18

Item 6.	Selected Consolidated Financial Data....................................................................................................................................	19

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations..................................................	20

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk................................................................................................	36

Item 8.	Financial Statements and Supplementary Data.......................................................................................................................	36

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..................................................	36

Item 9A.	Disclosure Controls and Procedures.......................................................................................................................................	36

Part III
Item 10.	Directors and Executive Officers of the Registrant................................................................................................................	37

Item 11.	Executive Compensation........................................................................................................................................................	37

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters...............................	37

Item 13.	Certain Relationships and Related Transactions....................................................................................................................	37

Item 14.	Principal Accountants' Fees and Services..............................................................................................................................	37

Part IV
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K......................................................................................	38

PERFORMANCE FOOD GROUP COMPANY

Unless this Form 10-K indicates otherwise or the content otherwise requires, the terms "we," "our," "us" or "Performance Food Group" as used in this Form 10-K refer to Performance Food Group Company and its subsidiaries. References in this Form 10-K to the years 2004, 2003, 2002, 2001, 2000 and 1999 refer to our fiscal years ending or ended January 1, 2005, January 3, 2004, December 28, 2002, December 29, 2001, December 30, 2000 and January 1, 2000, respectively, unless otherwise expressly stated or the context otherwise requires. We use a 52/53-week fiscal year ending on the Saturday closest to December 31. Consequently, we periodically have a 53-week fiscal year. Our 2003 fiscal year was a 53-week year. Our 2002, 2001, 2000 and 1999 fiscal years were all 52-week years. All share and per-share data have been adjusted to reflect the two-for-one common stock split that we paid on April 30, 2001. The following discussion and analysis should be read in conjunction with "Selected Consolidated Financial Data" and our consolidated financial statements and the related notes included elsewhere in this Form 10-K.

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

PART I

Item 1. Business.

The Company and its Business Strategy

Performance Food Group, a Tennessee corporation, was founded in 1987 through the combination of various foodservice businesses and has grown both internally through increased sales to existing and new customers and through acquisitions of existing businesses. (Further discussion of acquisitions is contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Business Combinations.") Performance Food Group is the nation's third largest Broadline foodservice distributor based on 2003 net sales. We market and distribute over 64,000 national and proprietary brand food and non-food products to approximately 48,000 customers. Our extensive product line and distribution system allow us to service both of the major customer types in the foodservice or "food-away-from-home" industry: "street" foodservice customers, which include independent restaurants, hotels, cafeterias, schools, healthcare facilities and other institutional customers; and multi-unit, or "chain," customers, which include regional and national family and casual dining and quick-service restaurants. In addition, we are a major processor of fresh-cut produce that we market and distribute to retail and foodservice customers.

We service our customers through three operating segments. Note 20 to the consolidated financial statements in this Form 10-K presents financial information for these segments.

  Broadline. Our Broadline distribution segment markets and distributes a total of more than 60,000 national and proprietary brand food and non-food products to a total of over 47,000 customers, including street customers and certain corporate-owned and franchisee locations of chains such as Burger King, Church's, Copeland's, Popeye's, Subway and Zaxby's. In the Broadline distribution segment, we design our product mix, distribution routes and delivery schedules to accommodate the needs of a large number of customers whose individual purchases vary in size. Generally, Broadline distribution customers are located no more than 250 miles away from one of our 19 Broadline distribution facilities, which serve customers in the Eastern, Midwestern, Northeastern, Southern and Southeastern United States.

  Customized. Our Customized distribution segment focuses on serving family and casual dining chain restaurants such as Cracker Barrel Old Country Store, Inc., Outback Steakhouse, Inc., Ruby Tuesday, Inc. and T.G.I. Friday's. We believe that these customers generally prefer a centralized point of contact that facilitates item and menu changes, tailored distribution routing and customer service. We generally can service these customers more efficiently than our Broadline distribution customers because we warehouse only those stock keeping units, or SKUs, specific to our Customized customers and make larger, more consistent deliveries. We have seven Customized distribution facilities located nationwide. Customized serves 14 restaurant chains nationwide and three restaurant chains internationally.

  Fresh-cut. Our Fresh-cut segment purchases, processes, packages and distributes a variety of packaged, ready-to-eat salads and other fresh-cut produce nationwide from seven processing/distribution facilities and two distribution facilities located throughout the United States. Fresh-cut distributes about 300 different Fresh Express® label products nationwide to food retailers such as Albertson's, Food Lion, Kroger, Safeway and Wal-Mart, as well as to foodservice distributors, operators and quick-service restaurants. The segment also distributes over 1,000 fresh produce foodservice offerings, primarily to third-party distributors for resale mainly to quick-service restaurants such as McDonald's, KFC, Pizza Hut, Subway and Taco Bell, located throughout the United States.

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

Our key growth strategies are as follows:

Increase Broadline sales to existing customers and within existing markets. We seek to become a principal supplier for more of our Broadline distribution customers and to increase sales per delivery to those customers. To accomplish this, we focus on selling our customers "center-of-the-plate" products. We believe that providing consistent, high-quality, center-of-the-plate items to our customers helps us gain a greater share of our customers' business. We believe that a higher penetration of our existing Broadline customers and markets will allow us to strengthen our relationships with these customers and to realize economies of scale driven by greater utilization of our existing distribution infrastructure.

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

Increase sales to street customers. Within our Broadline segment, we are focusing on increasing sales to street customers, which typically utilize more of our proprietary brands and value-added services. Sales to these customers typically generate higher operating margins than sales to our chain customers. We are focusing on increasing our penetration of the street customer base by leveraging our broad range of products and value-added services and by continuing to invest in enhancing the quality of our sales force through improvements in our hiring and training efforts and in our utilization of technology. Our training program and sales compensation system are designed to encourage our sales force to grow sales to new and existing street customers.

Increase sales of proprietary brands. We seek to increase sales of our proprietary brands, which typically generate higher margins than national brands. We believe that our proprietary brands, which include AFFLAB, Bay Winds, Brilliance, Empire's Treasure, First Mark, Gourmet Table, Guest House, Heritage Ovens, PFG Custom Cut, Pocahontas, Raffinato, Roasters Exchange, Sonero, Village Garden and West Creek, offer customers greater value than national brands and typically have a lower cost to us than national brands. We also seek to increase our sales of proprietary brands through our sales force training program and sales compensation system.

Grow our Customized segment with existing and selected new customers. We seek to strengthen our existing Customized distribution relationships by continuing to provide on-time delivery; complete orders; perishable food-handling expertise; clean, safe facilities and equipment; and electronic data transfers of restaurant orders, inventory information and invoices. A key initiative is expanding existing and building additional distribution centers to provide capacity for new customers and to reduce the miles driven to service existing customers. We seek to selectively add new customers within the Customized distribution segment. We believe potential customers include new or growing restaurant chains that have yet to establish a relationship with a customized foodservice distributor, as well as customers that are dissatisfied with their existing distributor relationships and large chains that have traditionally relied on in-house distribution networks.

Expand our leadership position in fresh-cut produce. We intend to continue to expand our national presence in our Fresh-cut segment by introducing innovative products, leveraging our core products and building our customer base by capitalizing on our expertise in food safety and preservation. We are testing additional new produce offerings as part of our ongoing efforts to develop innovative new products. These include a fresh-cut fruit product line marketed under the Fresh Express® label.

We also believe that we can increase sales in this segment through continued cross-selling of our products. We believe that packaged, pre-cut salads represent significant business benefits for foodservice operators, as they can provide a cost-effective alternative compared to salads prepared by the operators' own employees. These benefits result from reduced labor costs and the mitigation of food safety risks. We will also continue to leverage Fresh Express' well-established brand name and existing relationships with major food retailers to increase the sales of fresh produce offerings to foodservice operators.

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

Our Fresh-cut segment has implemented enterprise resource planning software at all of its locations. This software serves as a platform for the raw product supply chain, including purchasing, receiving, cooling and distribution of produce items to the manufacturing plants. It also allows each of our Fresh-cut locations to execute various components of the manufacturing supply chain, including customer orders, scheduling, receiving, production and distribution. The Fresh-cut segment also uses supply-chain software at each of its processing plants and raw product operations centers for daily truck routing and trailer cube maximization, providing efficient, timely deliveries to customers.

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

Street Customers. Our Broadline segment services our street customers, which include independent restaurants, hotels, cafeterias, schools, healthcare facilities and other institutional customers. We seek to increase our sales to street customers because, despite the generally higher selling and delivery costs that we incur in servicing these customers, street customers typically utilize more of our proprietary brands and value-added services. Sales to street customers are typically at higher price points than sales to chain customers, due to the higher costs involved in those sales. As of January 3, 2004, our Broadline segment supported sales to street customers with over 800 sales and marketing representatives and product specialists. Our sales representatives service customers in person, by telephone and through the Internet, accepting and processing orders, reviewing account balances, disseminating new product information and providing business assistance and advice where appropriate. Sales representatives are generally compensated through a combination of salary and commission based on factors relating to profitability and collections. These representatives typically use laptop computers to assist customers by entering orders, checking product availability and pricing and developing menu-planning ideas on a real-time basis.

Chain Customers. Both our Broadline and Customized segments service chain customers. Our principal chain customers are franchisees and corporate-owned units of family and casual dining and quick-service restaurants. Our Broadline segment customers include numerous locations of Burger King, Church's, KFC, Popeye's, Subway and Zaxby's quick-service restaurants. Our Customized segment customers include family and casual dining restaurant concepts, such as Cracker Barrel, Outback Steakhouse, Ruby Tuesday and T.G.I. Friday's. Our sales programs to chain customers are tailored to the individual customer and include a more specialized product offering than the sales programs to our street customers. Sales to chain customers are typically higher volume, lower gross margin sales, which require fewer, but larger deliveries than those to street customers. These programs offer operational and cost efficiencies for both the customer and us, which can help compensate for the lower gross margins. Dedicated account representatives are responsible for managing the overall chain customer relationship, including ensuring complete order fulfillment and customer satisfaction. In addition, more senior members of management assist in identifying potential new chain customers and managing long-term account relationships. Two of our chain customers, Outback Steakhouse and Cracker Barrel, account for a significant portion of our consolidated net sales. Net sales to Outback Steakhouse accounted for 11%, 12% and 15% of our consolidated net sales for 2003, 2002 and 2001, respectively. Net sales to Cracker Barrel accounted for 10%, 11% and 14% of our consolidated net sales for 2003, 2002 and 2001, respectively. No other chain customer accounted for more than 6% of our consolidated net sales in 2003, 2002 or 2001.

Fresh-cut produce. In our Fresh-cut segment, we service two customer types - retail customers and foodservice customers.

Retail customers. Our Fresh-cut segment provides packaged, ready-to-eat salads to both national and regional food retailers, including over 14,000 Albertson's, Food Lion, Kroger, Safeway, Wal-Mart and other food retail stores. Our retail packaged salad business is supported by a dedicated sales and marketing organization that has regional business managers who are responsible for sales to retail grocery accounts within their geographic regions. Sales managers work with a network of brokers across the country to sell our products, gain business with new retail accounts and introduce new products to existing retail accounts. We also have business development managers who focus on specific geographic areas or retail accounts. Brokers are responsible for store-level selling and merchandising activities on our behalf. We have a marketing department that focuses primarily on packaged products and assists the sales department in the development of account-specific sales promotion plans. This department is also responsible for market, product line and customer profitability analysis.

Foodservice customers. Our Fresh-cut segment also provides fresh-cut products, such as lettuce, tomatoes, spinach, cabbage, broccoli, cauliflower, onions, and peppers to foodservice distributors, including McLane Foodservice, Inc., and to other foodservice distributors who resell these products to foodservice operators, including over 22,000 McDonald's, KFC, Pizza Hut, Subway, Taco Bell and other foodservice customers. Our customer sales representatives and account managers service our foodservice customers.

Products and Services

We distribute more than 64,000 national and proprietary brand food and non-food products to over 48,000 customers. These products include a broad selection of center-of-the-plate entrees, canned and dry groceries, fresh-cut produce, frozen foods, refrigerated and dairy products, paper products and cleaning supplies, other produce, restaurant equipment and other supplies. We also provide our customers with other value-added services in the normal course of providing full-service distributor services.

Proprietary brands. We offer our customers an extensive line of products under our proprietary brands, including AFFLAB, Bay Winds, Brilliance, Empire's Treasure, First Mark, Guest House, Gourmet Table, Heritage Ovens, PFG Custom Cut, Roasters Exchange, Pocahontas, Raffinato, Sonero, Village Garden and West Creek. The Pocahontas brand name has been recognized in the food industry for over 100 years. Products offered under our proprietary brands include canned and dry groceries, tabletop sauces, meat, baked goods, shortenings and oils, among others. Our proprietary brands enable us to offer customers an alternative to comparable national brands across a wide range of products and price points. For example, the Raffinato brand consists of a line of premium pastas, cheeses, tomato products, sauces and oils tailored for the Italian foods market, while our Empire's Treasure brand consists of high-quality frozen seafood. We seek to increase the sales of our proprietary brands, as they typically have higher margins than comparable national brand products. We also believe that sales of our proprietary brands can help to promote customer loyalty.

National brands. We offer our customers a broad selection of national brand products. We believe that these brands are attractive to chain, street and other customers seeking recognized national brands throughout their operations. We believe that distributing national brands has strengthened our relationships with many national suppliers who provide us with important sales and marketing support. These sales complement sales of our proprietary brand products.

Fresh-cut produce. We believe that the ability to provide quality products with an acceptable shelf life is a key to the success of our fresh-cut produce business. We distribute about 300 packaged, ready-to-eat salads and fresh-cut produce products under the Fresh Express® label to retailers, sold under three product lines: Garden Salads, World Blends and Specialty Kits. Garden Salads include traditional iceberg and romaine garden salads and coleslaw. World Blends contain a combination of more exotic, darker leaf lettuces and vegetables that generally sell at higher price points than Garden Salads. World Blends include our "tender leaf" premium salad products. Our tender leaf salad products include Spring Mix Blends, Blends Plus, Baby Spinach and foodservice premium salad products. Specialty Kits contain ready-to-eat salads along with other items such as croutons, salad dressings or cheese and crackers. We are testing additional new produce offerings as part of our ongoing efforts to develop innovative new products. These include a fresh-cut fruit product line. In addition, we offer fresh-cut produce, such as pre-cut lettuce, onions, green peppers, coleslaw and diced, sliced and bulk tomatoes that we market under our Redi-Cut label. As restaurant operators seek to increase their profitability by reducing reliance on labor-intensive tasks conducted on-site, we believe that there is an opportunity for us to capture market share by introducing innovative products. We also offer controlled-atmosphere systems to third parties for their packaging and shipping needs.

Value-added services. As part of developing and strengthening our customer relationships, we provide some of our customers with other value-added services including assistance in managing inventories, planning menus and improving efficiency. As described below, we also provide procurement and merchandising services to approximately 300 independent foodservice distributor facilities and over 500 independent paper and janitorial supply distributor facilities, as well as to our own distribution network. These procurement and merchandising services include negotiating vendor supply agreements and providing quality assurance related to our proprietary and national brand products.

The following table sets forth the percentage of our consolidated net sales by product and service category in 2003:

Percentage of Net Sales For 2003

Center-of-the-plate...........................................................................................................	33%
Canned and dry groceries.................................................................................................	17
Fresh-cut produce.............................................................................................................	16
Frozen foods.....................................................................................................................	13
Refrigerated and dairy products........................................................................................	9
Paper products and cleaning supplies...............................................................................	6
Other produce....................................................................................................................	4
Equipment and supplies....................................................................................................	1
Procurement, merchandising and other services...............................................................	1
Total..................................................................................................................................	100%

Information Systems

In our Broadline segment, 16 of our 19 distribution operations currently manage the ordering, receiving, warehousing and delivery of products through our Foodstar® software. Foodstar allows our customers to electronically place orders with us and permits us to record sales, billing and inventory information. This software also assists in the timely and accurate financial reporting by our subsidiaries to our corporate headquarters. Our corporate information technology staff performs software development and maintenance on this platform. We are continually enhancing this platform by providing standardized product identifiers to facilitate leveraging our purchasing volume across our distribution network. In addition, we continue to enhance our warehouse management system that uses barcode scanning to track products within our distribution centers. This technology is intended to enhance productivity by reducing errors in inventory put-away and selection. Our warehouse management system also tracks employee productivity, driving overall warehouse efficiencies. All of our Broadline distribution locations use truck-routing software to optimize the distribution routes traveled by our trucks in order to reduce excess mileage and improve the timeliness of customer deliveries. For inbound freight, we have implemented a centralized inbound logistics system that optimizes consolidated deliveries from our suppliers. Lastly, we continue to have success with our Internet-based ordering system that allows customers to have real-time access to product information, inventory levels and their purchasing histories.

In our Customized segment, we use a similar software platform managed and located at our Customized headquarters in Lebanon, Tennessee. This software has been tailored to manage large national accounts, multiple warehouses and centralized purchasing, payables and receivables. The accounts receivable module of this software automatically applies payment details received from customers electronically, enabling the efficient processing of large volumes of transactions. Our Customized segment utilizes a nationally recognized purchasing system for product procurement. This segment also has a warehouse management system that utilizes barcode technology to improve receiving, inventory put-away, tracking and replenishment. This software also enables rotation of perishable products using wireless technology to facilitate computer-directed product retrieval. Our Customized segment also uses a truck-routing system that determines the most efficient method of delivery for our nationwide delivery system.

Most of our Customized segment customers use our Internet-based ordering system, PFG Connection, to place orders, make product inquiries and view purchase histories. A real-time, customer order-processing system allows our customers and our customer service representatives to review and correct orders online. This software has allowed our customers to reduce costs through improved order accuracy.

In both our Broadline and Customized segments, we have a relationship with the eFS Network, an electronic, supply-chain network designed specifically for the foodservice industry. By utilizing the eFS Network, we are able to communicate more effectively and efficiently with certain suppliers that also participate in the eFS Network. The eFS Network allows for purchase order placement, advanced shipping notice and electronic invoicing. All Customized and certain Broadline locations are utilizing the eFS Network.

Our Fresh-cut segment manages its manufacturing, distribution, accounting, customer service and information technology from Salinas, California. Our Fresh-cut segment uses enterprise resource planning software at all of its locations. This software allows each of our Fresh-cut operations to execute various components of its manufacturing supply chain including customer orders, scheduling, receiving, production and distribution. It also serves as a platform for the raw product supply chain, including purchasing, receiving, cooling and distribution of produce items to the manufacturing plants. Fresh-cut's systems also manage product quality and food safety standards across all growing and production operations. Additionally, all of our Fresh-cut processing facilities and raw product operations centers use supply-chain software for daily truck routing and trailer cube maximization, providing efficient, timely deliveries to customers.

At our corporate headquarters, we use a financial systems suite that includes general ledger, accounts payable and fixed asset modules. In addition, we utilize software for financial consolidations. In the human resources area, we use a common human resources suite, including human capital management, benefits and payroll modules in our Broadline, Customized and Corporate segments.

Suppliers and Purchasing

Our Broadline and Customized segments obtain products from large national and regional food manufacturers, consumer products companies, meat packers and produce shippers, as well as from local suppliers, food brokers and merchandisers. We seek to enhance our purchasing power through volume purchasing. Although each of our subsidiaries generally is responsible for placing its own orders and can select the products that appeal to its own customers, we encourage each subsidiary to participate in company-wide purchasing programs, which enable it to take advantage of our consolidated purchasing power. We were not dependent on a single source for any significant item and no third-party supplier represented more than 4% of our total product purchases during 2003.

Our wholly owned subsidiary known as ProGroup (formerly Pocahontas Foods, USA) selects foodservice products for our Brilliance, Colonial Tradition, Gourmet Table, Healthy USA, Pocahontas, Premium Recipe and Raffinato brands and markets these brands, as well as nationally branded foodservice products, through our own distribution operations and to approximately 300 independent foodservice distributor facilities nationwide. For our services, we receive marketing fees paid by suppliers. Approximately 14,000 of the products sold through ProGroup are sold under our proprietary brands. Approximately 1,000 suppliers, located throughout the United States, supply products through the ProGroup distribution network. Because ProGroup negotiates purchase agreements on behalf of its independent distributors as a group, the distributors that utilize the ProGroup procurement and merchandising group can enhance their purchasing power.

Our Fresh-cut segment purchases produce from growers in various locations. Our Fresh-cut segment often enters into contracts to purchase raw materials to help mitigate supply risk and manage exposure to fluctuations in costs. The Fresh-cut segment also works with suppliers to develop innovative, quality-enhancing and cost-effective production techniques. These techniques include removing the core of the lettuce in the field, which reduces transportation costs, production costs and processing time and developing of larger crop beds to increase yield.

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

Distribution operations are conducted from 19 Broadline and seven Customized distribution centers. Our Broadline distribution centers are located in Arkansas, Florida, Georgia, Illinois, Louisiana, Maine, Maryland, Massachusetts, Mississippi, Missouri, Tennessee, Texas and Virginia. Our Broadline customers are generally located no more than 250 miles from our Broadline distribution facilities. Our seven Customized distribution centers are located in California, Florida, Maryland, New Jersey, South Carolina, Tennessee and Texas. Our Customized segment distributes to customer locations nationwide and internationally. For all of our distribution operations, customer orders are assembled in our distribution facilities and then sorted, placed on pallets, and loaded onto trucks and trailers in delivery sequence. Deliveries covering long distances are made in large tractor-trailers that we generally lease. Deliveries to shorter distances are made in trucks that we either own or lease. We service some of our larger chain customers using dedicated trucks due to the relatively large and consistent deliveries and the geographic distribution of these customers. We use a computer system to design efficient route sequences for the delivery of our products.

Fresh-cut produce operations are conducted out of seven processing/distribution plants and two distribution facilities, located in California, Georgia, Illinois, Missouri, Pennsylvania and Texas. Once harvested, produce is typically shipped by temperature-controlled trucks to one of our facilities where we inspect, process, package and box it for shipment. We generally ship orders for packaged, ready-to-eat salads and other fresh-cut produce within 24 hours from the time of processing, primarily to customer distribution centers or third-party distributors for further redistribution. We make deliveries in temperature-controlled trucks that we own, lease or contract for hire.

The following table summarizes certain information for our principal operating divisions:

Name of Subsidiary/Division	Principal Region(s)	Location of Facilities	Approx. Number of Customer Locations Currently Served	Major Customers

Broadline:

AFFLINK	Nationwide	Tuscaloosa, AL	500	Independent paper distributors

Empire Seafood	Florida	Miami, FL	2,200	Cruise lines and restaurants

Middendorf Meat	St. Louis, Missouri and surrounding areas	St. Louis, MO	2,800	Restaurants, clubs, hotels and other foodservice facilities

PFG - AFI Foodservice	New Jersey and New York City metropolitan area	Elizabeth, NJ	2,800	Restaurants, healthcare facilities and schools

PFG - Caro Foods	South	Houma, LA	1,900	Church's, Copeland's, Popeye's and other restaurants, healthcare facilities and schools

PFG - Carroll County Foods	Baltimore, MD and Washington, DC area	New Windsor, MD	1,200	Restaurants, healthcare facilities and schools

PFG - Florida	Florida	Tampa, FL	2,200	Restaurants, healthcare facilities and schools

PFG - Hale	Kentucky, Tennessee and Virginia	Morristown, TN	1,300	Restaurants, healthcare facilities and schools

PFG - Lester	South	Lebanon, TN	2,200	Restaurants, healthcare facilities and schools

PFG - Milton's	South and Southeast	Atlanta, GA	5,500	Copeland's, Subway, Zaxby's and other restaurants, healthcare facilities and schools
Name of Subsidiary/Division	Principal Region(s)	Location of Facilities	Approx. Number of Customer Locations Currently Served	Major Customers

PFG - NorthCenter	Maine, Massachusetts and New Hampshire	Augusta, ME	5,200	Restaurants, healthcare facilities and schools

PFG - Powell	Alabama, Florida and Georgia	Thomasville, GA	1,100	Restaurants, healthcare facilities and schools

PFG - Springfield	New England and portions of New York State	Springfield, MA	2,500	Restaurants, healthcare facilities and schools

PFG - Temple	South and Southwest	Temple, TX	3,200	Church's, Dairy Queen, KFC, Popeye's, Subway and other restaurants, healthcare facilities and schools

PFG - Victoria	South and Southwest	Victoria, TX	2,100	Burger King, Subway and other restaurants, healthcare facilities and schools

PFG -Virginia Foodservice Group	Virginia	Richmond, VA	1,300	Copeland's, Texas Steakhouse and other restaurants and healthcare facilities

ProGroup	Nationwide	Boise, ID Richmond, VA	300	Independent foodservice distributors and vendors

Quality-PFG	Arkansas, Louisiana Mississippi, Missouri, Oklahoma, Tennessee, Texas	Little Rock, AR Batesville, MS Magee, MS	9,300	Subway and other restaurants, healthcare facilities and schools

TPC	Chicago metropolitan area and other portions of Illinois, Indiana, Iowa and Wisconsin	Rock Island, IL	3,500	Popeye's and other restaurants, healthcare facilities and schools

PFG Customized	Nationwide	Bakersfield, CA Elkton, MD Fort Mill, SC Gainesville, FL Lebanon, TN McKinney, TX Westampton, NJ	2,800	Cracker Barrel, Outback Steakhouse, Ruby Tuesday, T.G.I. Friday's, and other multi-unit restaurants

Fresh-cut	Nationwide	Atlanta, GA Carrollton, GA Chicago, IL Franklin Park, IL Geneva, IL Grand Prairie, TX Greencastle, PA Kansas City, MO Salinas, CA	36,000

Over 14,000 food retail locations, including Albertson's, Food Lion, Kroger, Safeway and Wal-Mart. Distributors who resell our products primarily to over 22,000 chain restaurant locations, including McDonald's, KFC, Pizza Hut, Subway, Taco Bell and other foodservice customers.

Competition

The foodservice distribution industry is highly competitive. We compete with numerous smaller distributors on a local level, as well as with a limited number of national foodservice distributors. Certain of these distributors have substantially greater financial and other resources than we do. Bidding for contracts or arrangements with customers, particularly chain and other large customers, is highly competitive and distributors may market their services to a particular customer over a long period of time before they are invited to bid. We believe that most purchasing decisions in the foodservice business are based on the distributor's ability to completely and accurately fill orders and provide timely deliveries, on the quality of the product and on price. In the Fresh-cut segment of our business, we compete with a variety of branded and private label competitors in the packaged, ready-to-eat salad market. The competitors in this market include Dole Food Company and several regional and local processors. Fresh-cut's competition in the foodservice area comes mainly from national, regional and local processors, and we encounter intense competition from national and large regional processors when selling produce to chain restaurants and independent foodservice distributors.

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

The Federal Perishable Agricultural Commodities Act, which specifies standards for the sale, shipment, inspection and rejection of agricultural products, governs our relationships with our fresh food suppliers with respect to the grading and commercial acceptance of product shipments. We are also subject to regulation by state authorities for the accuracy of our weighing and measuring devices.

Some of our distribution facilities have underground and aboveground storage tanks for diesel fuel and other petroleum products that are subject to laws regulating such storage tanks. These laws have not had a material adverse effect on our results of operations or financial condition.

The Surface Transportation Board and the Federal Highway Administration regulate our trucking operations. In addition, interstate motor carrier operations are subject to safety requirements prescribed by the U.S. Department of Transportation and other relevant federal and state agencies. Such matters as weight and dimension of equipment are also subject to federal and state regulations. We believe that we are in substantial compliance with applicable regulatory requirements relating to our motor carrier operations. Failure to comply with the applicable motor carrier regulations could result in substantial fines or revocation of our operating permits.

Intellectual Property

Except for the Fresh Express®, Pocahontas®, Redi-Cut™ and TECHTROL® trade names, we do not own or have the right to use any patent, trademark, trade name, license, franchise or concession, the loss of which would have a material adverse effect on our results of operations or financial condition.

In our Fresh-cut segment, we have patents covering a number of our proprietary technologies, including atmospheres used in packaging our salads and protecting products from decomposing, and methods of maintaining produce products. These patents expire at various times from 2004 through 2021, including renewals. No material or significant patents expired in 2003 or will be expiring prior to 2006. In connection with some of our other fresh-cut produce processing, we rely heavily on certain proprietary machinery and processes that we use to prepare some of our products. Although we believe that the cost and complexity of our machinery has been and will continue to be a barrier to entry to other potential competitors in the Fresh-cut segment, we have not protected that machinery or those processes through patents or other methods. As a result, some of our existing or potential competitors could develop similar machinery or processes. If this occurred, it could substantially increase competition in the Fresh-cut segment, thereby reducing prices and materially adversely affecting our results of operations in this segment.

Employees

As of January 3, 2004, we had approximately 10,000 full-time employees, including approximately 3,000 in management, administration, marketing and sales and the remainder in operations. As of January 3, 2004, union or collective bargaining units represented about 2,000 of our employees. We have entered into 10 collective bargaining and similar agreements with respect to our unionized employees. Our agreements with our union employees expire at various times from April 2004 to December 2008. In the fourth quarter of 2003, approximately 60 drivers at our Customized facility in Elkton, Maryland, went on strike. Subsequently, to ensure uninterrupted customer service during the holidays, we instituted a lockout and engaged temporary drivers for that portion of the driver workforce who had not returned to work at the time of the lockout. We released the lockout in January 2004. We are continuing to negotiate with the drivers' bargaining unit to reach a mutually satisfactory resolution.

Executive Officers

The following table sets forth certain information concerning our executive officers:

Name	Age	Position
Robert C. Sledd...................................	51	Chairman of the Board, President and Chief Executive Officer*
Thomas Hoffman................................	64	Senior Vice President, Chief Executive Officer - Customized Division
G. Thomas Lovelace, Jr.......................	51	Senior Vice President, Chief Executive Officer - Fresh-cut Division
Steven Spinner....................................	44	Senior Vice President, Chief Executive Officer - Broadline Division
John D. Austin.....................................	42	Senior Vice President, Chief Financial Officer
J. Keith Middleton...............................	38	Controller

*On March 4, 2004, C. Michael Gray resigned as President and Chief Executive Officer and Director of

Performance Food Group. He held these positions with Performance Food Group during 2003.

Robert C. Sledd has served as Chairman of the Board of Directors since February 1995 and has served as a director of Performance Food Group since 1987. Since March 5, 2004, Mr. Sledd has served as President and Chief Executive Officer of Performance Food Group. Mr. Sledd also served as Chief Executive Officer of Performance Food Group from 1987 to August 2001, and as President from 1987 to February 1995. Mr. Sledd served as a director of Taylor & Sledd Industries, Inc., a predecessor of Performance Food Group, since 1974, and served as President and Chief Executive Officer of that company from 1984 to 1987. Mr. Sledd also serves as a director of SCP Pool Corporation, a supplier of swimming pool supplies and related products.

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

Steven Spinner has served as Senior Vice President of Performance Food Group and Chief Executive Officer - Broadline Division since February 2002, and served as Broadline Division President of Performance Food Group from August 2001 to February 2002. Mr. Spinner served as Broadline Regional President of Performance Food Group from October 2000 to August 2001, and served as President of AFI Foodservice Distributors, Inc., a wholly owned subsidiary of Performance Food Group, from October 1997 to October 2000. From 1989 to October 1997, Mr. Spinner served as Vice President of AFI Foodservice.

John D. Austin has served as Senior Vice President and Chief Financial Officer since April 2003 and as Secretary of Performance Food Group since March 2000. Mr. Austin served as Vice President-Finance from January 2001 to April 2003. Mr. Austin served as Corporate Treasurer from 1998 to January 2001. Mr. Austin served as Corporate Controller of Performance Food Group from 1995 to 1998. From 1991 to 1995, Mr. Austin was Assistant Controller for General Medical Corporation, a distributor of medical supplies. Prior to that, Mr. Austin was an accountant with Deloitte & Touche LLP. Mr. Austin is a certified public accountant.

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

Risk Factors

Foodservice distribution is a low-margin business and may be sensitive to economic conditions. We operate in the foodservice distribution industry, which is characterized by a high volume of sales with relatively low profit margins. A significant portion of our sales is at prices that are based on product cost plus a percentage markup. As a result, our results of operations may be negatively impacted when the price of food goes down, even though our percentage markup may remain constant. In addition, our results of operations may be negatively impacted by product cost increases that we may not be able to pass on to our customers. The foodservice industry may also be sensitive to national and regional economic conditions, and the demand for our foodservice products has been adversely affected from time to time by economic downturns. In addition, our operating results are particularly sensitive to, and may be materially adversely impacted by, difficulties with the collectibility of accounts receivable, inventory control, price pressures, severe weather conditions and increases in wages or other labor costs, energy costs and fuel or other transportation-related costs. One or more of these events could adversely affect our future operating results. We have experienced losses due to the uncollectibility of accounts receivable in the past and could experience such losses in the future. In addition, although we have sought to limit the impact of the recent increases in fuel prices by imposing fuel surcharges on customers, increases in fuel prices may adversely affect our results of operations.

We rely on major customers. We derive a substantial portion of our net sales from customers within the restaurant industry, particularly certain chain customers. Net sales to Outback Steakhouse accounted for 11% and 12% of our consolidated net sales in 2003 and 2002, respectively. Net sales to Cracker Barrel accounted for 10% and 11% of our consolidated net sales in 2003 and 2002, respectively. Sales to these customers by our Customized segment generally have lower operating margins than sales to customers in other areas of our business. We have agreements with certain of our customers to purchase specified amounts of goods from us and the prices paid by them may depend on the actual level of their purchases. Some of these agreements may be terminated by the customer with an agreed-upon notice to us; however, certain of these agreements may not be terminated by either party except for a material breach by the other party. We cannot always guarantee the level of future purchases by our customers. A material decrease in sales to any of our major customers or the loss of any of our major customers would have a material adverse impact on our operating results. In addition, to the extent we add new customers, whether following the loss of existing customers or otherwise, we may incur substantial start-up expenses in initiating services to new customers. Also, certain of our customers have from time to time experienced bankruptcy, insolvency, and/or an inability to pay debts to us as they come due, and similar events in the future could have a material adverse impact on our operating results.

The cost of fresh produce, especially lettuce, has had and could continue to have an adverse effect on our business. Prices of high quality, fresh produce can be volatile and supplies may be limited due to, among other things, factors such as weather, disease and level of agricultural production. Although we have contracts to purchase a vast majority of our lettuce and some of our other produce, the cost and quality of available produce, particularly during periods of severe shortages of high-quality produce, could have a material adverse effect on both our sales and results of operations. In addition, because we generally do not have contracts with customers of our Fresh-cut segment, our ability to recover cost increases from those customers may be limited.

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

Achieving the benefits of acquisitions depends on the timely, efficient and successful execution of a number of post-acquisition events, including integrating the business of the acquired company into our purchasing programs, distribution network, marketing programs and reporting and information systems. We may not be able to successfully integrate the acquired company's operations or personnel, or realize the anticipated benefits of the acquisition. Our ability to integrate acquisitions may be adversely affected by many factors, including the relatively large size of a business and the allocation of our limited management resources among various integration efforts.

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

Managing our growth may be difficult and our growth rate may decline. We have rapidly expanded our operations since inception. This growth has placed and will continue to place significant demands on our administrative, operational and financial resources, and we may not be able to successfully integrate the operations of acquired businesses with our existing operations, which could have a material adverse effect on our business. This growth may not continue. To the extent that our customer base and our services continue to grow, this growth is also expected to place a significant demand on our managerial, administrative, operational and financial resources. Our future performance and results of operations will depend in part on our ability to successfully implement enhancements to our business management systems and to adapt those systems as necessary to respond to changes in our business. Similarly, our growth has created a need for expansion of our facilities and processing capacity from time to time. As we near maximum utilization of a given facility or maximize our processing capacity, operations may be constrained and inefficiencies have been and may be created, which could adversely affect our operating results unless the facility is expanded, volume is shifted to another facility, or additional processing capacity is added. Conversely, as we add additional facilities or expand existing operations or facilities, excess capacity may be created. Any excess capacity may also create inefficiencies and adversely affect our operating results.

Our debt agreements contain restrictive covenants, and our debt and lease obligations require substantial future payments. At January 3, 2004, we had $355.3 million of outstanding indebtedness, including $201.3 million of 5½% convertible subordinated notes due 2008, referred to as the Convertible Notes, $83.2 million outstanding under our revolving credit facility, referred to as the Credit Facility, and $50.0 million of outstanding 6.77% unsecured senior notes due in 2010, referred to as the Senior Notes. In addition, at January 3, 2004, we were a party to operating leases requiring $290.3 million in future minimum lease payments. Accordingly, the total amount of our obligations with respect to indebtedness and leases is substantial. In addition, we could make additional borrowings under our Credit Facility, as needed, in connection with funding our future business needs, including capital expenditures and acquisitions.

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

In addition, some of our borrowings, including borrowings under our Credit Facility are and will continue to be at variable rates based upon prevailing interest rates, which expose us to risk of increased interest rates. Some of our debt instruments, including our Convertible Notes, our Credit Facility and our Senior Notes, require that we comply with various financial tests and impose certain restrictions on us, including, among other things, restrictions on our ability to incur additional indebtedness, create liens on assets, make loans or investments and pay dividends.

Product liability claims could have an adverse effect on our business. Like any other distributor and processor of food, we face an inherent risk of exposure to product liability claims if the products we sell cause injury or illness. We may be subject to liability, which could be substantial, because of actual or alleged contamination in products sold by us, including products sold by companies before we acquired them. We have, and the companies we have acquired have had, liability insurance with respect to product liability claims. This insurance may not continue to be available at a reasonable cost or at all, and may not be adequate to cover product liability claims against us or companies we have acquired. We generally seek contractual indemnification from resellers of our product, but any such indemnification is limited, as a practical matter, to the creditworthiness of the indemnifying party. If we or any of our acquired companies do not have adequate insurance or contractual indemnification available, product liability claims and costs associated with product recalls, including a loss of business, could have a material adverse effect on our business, operating results and financial condition.

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

Available Information

Our Internet address is: www.pfgc.com. Please note that our website address is provided as an inactive textual reference only. We make available free of charge through our website our Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such documents are electronically filed with the Securities and Exchange Commission. In addition, our earnings conference calls and presentations to securities analysts are web cast live via our website. Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Form 10-K.

Item 2. Properties.

The following table presents information about our primary real properties and facilities and our operating subsidiaries and divisions. Note 12 to the consolidated financial statements included elsewhere in this Form 10-K contains information on the costs of these and other operating leases.

	Approx.		Owned/Leased
	Area		(Expiration Date
Location	In Square Feet	Operating Segment	if Leased)

AFFLINK Tuscaloosa, AL	45,000	Broadline	Leased (2016)

Empire Seafood Miami, FL	66,000	Broadline	Leased (2006)

Fresh-cut Atlanta, GA Carrollton, GA Chicago, IL Franklin Park, IL Geneva, IL Grand Prairie, TX Greencastle, PA Kansas City, MO Salinas, CA	185,000 105,000 50,000 183,000 50,000 105,000 61,000 53,000 307,000	Fresh-cut Fresh-cut Fresh-cut Fresh-cut Fresh-cut Fresh-cut Fresh-cut Fresh-cut Fresh-cut	Owned Owned Owned Leased (2006 and 2010) Leased (2006) Leased (2024) Owned Owned Owned

Middendorf Meat St. Louis, MO	96,000	Broadline	Owned

PFG - AFI Foodservice Elizabeth, NJ Newark, NJ	160,000 21,000	Broadline Broadline	Leased (2024) Leased (2005)

PFG - Caro Foods Houma, LA	157,000	Broadline	Owned

PFG - Carroll County Foods New Windsor, MD	90,000	Broadline	Owned

PFG - Customized Distribution
Bakersfield, CA	38,000	Customized	Leased (2004)
Elkton, MD	305,000	Customized	Owned
Fort Mill, SC	90,000	Customized	Leased (2005)
Gainesville, FL	160,000	Customized	Owned
Lebanon, TN	270,000	Customized	Owned
McKinney, TX	160,000	Customized	Owned
Westampton, NJ	122,000	Customized	Leased (2005)

PFG - Florida Tampa, FL	145,000	Broadline	Owned

PFG - Hale Morristown, TN	100,000	Broadline	Leased (2025)

PFG - Lester Lebanon, TN	160,000	Broadline	Leased (2025)

Location	Approx. Area In Square Feet	Operating Segment	Owned/Leased (Expiration Date if Leased)

PFG - Milton's Atlanta, GA	260,000	Broadline	Owned

PFG - NorthCenter Augusta, ME	145,000	Broadline	Owned

PFG - Powell Thomasville, GA	75,000	Broadline	Owned

PFG - Richmond Richmond, VA	91,000	Corporate	Leased (2025)

PFG - Springfield Springfield, MA	127,000	Broadline	Owned

PFG - Temple Temple, TX	290,000	Broadline	Leased (2025)

PFG - Victoria Victoria, TX	250,000	Broadline	Owned

PFG - Virginia Foodservice Group Richmond, VA	182,000	Broadline	Leased (2024)

ProGroup Boise, ID Richmond, VA	10,000 33,000	Broadline Broadline	Leased (2004) Leased (2024)

Quality - PFG Batesville, MS Little Rock, AR Magee, MS	183,000 269,000 182,000	Broadline Broadline Broadline	Owned Leased (2012) Leased (2015)

TPC Rock Island, IL	256,000	Broadline	Owned

Item 3. Legal Proceedings

In 2004, we reached a settlement with the Securities and Exchange Commission, or the SEC, with respect to the accounting errors at one of our Broadline subsidiaries. We first announced these accounting errors in early 2002. Under the terms of the settlement, we consented to the entry of an order, without admitting or denying the SEC's findings, that requires us to comply with certain provisions of the federal securities laws, including keeping accurate books and records, filing accurate reports and maintaining an adequate system of internal controls. We were not required to pay a monetary penalty.

From time to time, we are involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not have a material adverse effect on our results of operations or financial condition.

Item 4. Submission of Matters to a Vote of Shareholders

No matters were submitted to a vote of shareholders during the quarter ended January 3, 2004.

PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

Our common stock is quoted on the Nasdaq Stock Market's National Market under the symbol "PFGC." The following table sets forth, on a per share basis, for the fiscal quarters indicated, the high and low bid prices for our common stock as reported on the Nasdaq Stock Market's National Market.

	2003
	High	Low
First Quarter	$34.82	$25.34
Second Quarter	38.25	30.20
Third Quarter	41.10	34.93
Fourth Quarter	41.24	35.58
For the Year	41.24	25.34

	2002
	High	Low
First Quarter	$39.21	$26.22
Second Quarter	38.25	32.12
Third Quarter	36.55	29.10
Fourth Quarter	38.62	32.10
For the Year	39.21	26.22

As of March 15, 2004, we had approximately 14,000 shareholders of record, including shareholders in our employee stock ownership plans (see Notes 15 and 16 to our consolidated financial statements included elsewhere in this Form 10-K), and approximately 27,000 additional shareholders based on an estimate of individual participants represented by security position listings. We have not declared any cash dividends, and the present policy of our board of directors is to retain all earnings to support operations and to finance our growth.

Item 6. Selected Consolidated Financial Data (1) (2)

(Dollar amounts in thousands, except per share amounts)	2003	2002	2001	2000	1999

STATEMENT OF EARNINGS DATA:
Net sales	$5,519,811	$4,438,383	$3,237,248	$2,605,468	$2,055,598
Cost of goods sold	4,665,275	3,717,445	2,780,128	2,254,394	1,773,632
Gross profit	854,536	720,938	457,120	351,074	281,966
Operating expenses	715,806	595,240	381,135	302,176	242,625
Operating profit	138,730	125,698	75,985	48,898	39,341
Other income (expense):
Interest expense	(19,123)	(18,763)	(8,807)	(6,593)	(5,388)
Loss on sale of undivided interest in receivables	(1,765)	(1,832)	(1,445)	-	-
Nonrecurring merger expenses	-	-	-	-	(3,812)
Other, net	1,821	1,259	(438)	(66)	1,110
Other expense, net	(19,067)	(19,336)	(10,690)	(6,659)	(8,090)
Earnings before income taxes	119,663	106,362	65,295	42,239	31,251
Income tax expense	45,472	39,886	24,812	16,051	12,000
Net earnings	$74,191	$66,476	$40,483	$26,188	$19,251

PER SHARE DATA:
Weighted average common shares outstanding	45,483	44,445	37,957	28,336	27,544
Basic net earnings per common share	$1.63	$1.50	$1.07	$0.92	$0.70
Weighted average common shares and
dilutive potential common shares outstanding	53,002	52,047	39,328	29,539	28,437
Diluted net earnings per common share	$1.54	$1.42	$1.03	$0.89	$0.68
Book value per share (3)	17.53	15.79	13.90	10.06	6.71
Closing price per share	35.75	33.73	36.10	25.64	12.19

BALANCE SHEET AND OTHER DATA:
Working capital (4)	$112,951	$81,082	$69,755	$95,572	$70,789
Property, plant and equipment, net	363,052	293,994	247,197	143,142	113,930
Depreciation and amortization	51,229	44,862	31,981	17,877	14,137
Capital expenditures	112,819	57,656	30,136	30,992	26,006
Total assets	1,736,468	1,617,717	1,277,791	710,271	462,045
Short-term debt (including current
installments of long-term debt)	1,358	2,504	1,879	1,966	703
Long-term debt	353,919	370,095	270,594	114,492	92,404
Shareholders' equity	803,815	714,869	608,197	357,024	189,344
Total capital	1,159,092	1,087,468	880,670	473,482	282,451
Debt-to-capital ratio (5)	30.7%	34.3%	30.9%	24.6%	33.0%
Return on equity (6)	9.8%	10.1%	9.2%	12.1%	11.1%
Price/earnings ratio (7)	23.2	23.8	35.0	28.8	18.1

(1)

Selected consolidated financial data includes the effect of acquisitions from the date of each acquisition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Business Combinations" and the notes to our consolidated financial statements included elsewhere in this Form 10-K for additional information about these acquisitions. As a result of our merger with NorthCenter Foodservice Corporation on February 26, 1999, which we accounted for as a pooling-of-interests, we have restated the consolidated financial statements for periods prior to the merger to include the accounts and results of operations of NorthCenter.

(2)

We adopted Statement of Financial Accounting Standards, or SFAS, No. 142, Goodwill and Other Intangible Assets, at the beginning of 2002. As a result, operating expenses in 2003 and 2002 do not include amortization expense on goodwill and other intangible assets with indefinite lives. For further details of the impact of the adoption of SFAS No. 142, see Note 2 to our consolidated financial statements, included elsewhere in this Form 10-K.

(3)	Book value per share is calculated by dividing shareholders' equity by the number of common shares outstanding at the end of the fiscal year.
(4)

In July 2001, we entered into a receivables purchase facility under which we have sold and in the future intend to sell undivided interests in some of our receivables to a financial institution. These sales have resulted in lower current assets and working capital since July 2001. For additional information on the receivables purchase facility, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Note 6 to our consolidated financial statements, included elsewhere in this Form 10-K.

(5)	The debt-to-capital ratio is calculated by dividing total debt by the sum of total debt and shareholders' equity.
(6)

Return on equity is calculated by dividing net earnings by average shareholders' equity. Return on equity for 2001 and 2000 has been adjusted for the impact of the common stock offerings completed in October 2001 and December 2000.

(7)	The price/earnings ratio is calculated by dividing the closing market price of our common shares on the last trading day of the fiscal year by diluted net earnings per common share.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with "Selected Consolidated Financial Data" and our consolidated financial statements and the related notes included elsewhere in this Form 10-K. The following text contains references to years 2004, 2003, 2002 and 2001, which refer to our fiscal years ending or ended January 1, 2005, January 3, 2004, December 28, 2002 and December 29, 2001, respectively, unless otherwise expressly stated or the context otherwise requires. We use a 52/53-week fiscal year ending on the Saturday closest to December 31. Consequently, we periodically have a 53-week fiscal year. Our 2003 year was a 53-week fiscal year. Our 2002 and 2001 years were 52-week years. All share and per-share data has been adjusted to reflect the two-for-one common stock split that we paid on April 30, 2001.

Overview

We earn revenues primarily from the sale of food and non-food products to the foodservice, or "food-away-from-home," industry. We also sell pre-cut produce to food retailers. Our expenses consist mainly of cost of goods sold, which includes the amounts paid to manufacturers or growers for products and processing costs of our fresh-cut produce, and operating expenses, which include primarily labor-related expenses, delivery costs and occupancy expenses related to our facilities. For further discussion of our business and strategies, see the "Business" section of this Form 10-K.

Within foodservice distribution, we have two business segments: Broadline and Customized. Broadline's customers are mainly independent restaurants, referred to as street customers, and local locations of multi-unit chains. Typically, our Broadline segment supplies a portion of our customers' food and non-food needs. These customers may also use other suppliers for some of their food and non-food needs. Our Broadline customers are generally located within 250 miles of one of our 19 Broadline distribution centers in the Eastern, Midwestern, Northeastern, Southern and Southeastern United States. One of our Broadline strategies is to grow sales to independent restaurants, as these restaurants typically use more of our value-added services, such as menu planning, which result in higher-margin sales. Secondly, we intend to increase sales of our proprietary brands to our Broadline customers. Proprietary brands are produced for us under our labels, and generally result in higher margins for us than sales of comparable national brands and offer our customers added value. We also plan to penetrate existing customers and establish new accounts in existing markets. Finally, we intend to grow through acquisitions of existing companies that are complementary to our current Broadline business.

Our Customized segment customers consist of family and casual dining chain restaurants. Our Customized segment supplies most of the food and non-food needs of these customers. Therefore, average delivery sizes in our Customized segment are significantly larger than average delivery sizes in our Broadline segment. Customized segment customers can be located up to 1,800 miles away from one of our seven Customized distribution centers, located throughout the United States. Our Customized segment also supplies products to some of its customers' locations internationally. We plan to increase our Customized segment sales by growing with existing customers and targeting new growth-oriented customers. We are constructing a new Customized distribution facility in Indiana to increase capacity for future growth and decrease miles driven to our current customer locations in the Midwest.

Our Fresh-cut segment processes and distributes ready-to-eat salads and other fresh-cut produce. Fresh-cut's Fresh Express® packaged, ready-to-eat salads are the market share leader in the United States in the retail value-added salad category. Fresh-cut's customers include both food retail and foodservice customers nationwide. Fresh-cut has nine facilities located throughout the United States. We plan to grow our Fresh-cut segment sales by introducing new products, selling more products to existing and new customers, and through utilizing our foodservice and retail distribution channels to take advantage of selling opportunities across both markets. We are continually focusing on product innovation, such as new lettuce blend varieties and fresh-cut fruit. Finally, we plan to create a competitive advantage by managing the supply chain to enhance our products' freshness.

According to an industry research firm, consumer purchases of "food-away-from-home" in the United States represent approximately 50% of consumer spending on food purchases and are predicted to represent 51% of total U.S. projected consumer food and beverage spending by 2010, surpassing retail in its share of the consumer food dollar. Another industry research firm is projecting foodservice distributor sales to continue to grow in 2004. We believe the trends that are fueling the demand for "food-away-from-home" include the aging "Baby Boomer" generation, rising incomes and more women working outside of the home. According to industry research, older adults on average spend significantly more on food away from home than younger adults do. In addition, younger and higher-income consumers are increasingly starved for time and looking for ways to save time by shifting meal preparation to others by dining out or buying prepared or convenience foods.

The foodservice distribution industry is fragmented and consolidating. In the last decade, the 10 largest broadline foodservice distributors have significantly increased their collective market share through both acquiring smaller foodservice distributors and internal growth. Over the past decade, we have supplemented our internal growth through selective, strategic acquisitions. We believe that the consolidation trends in the foodservice distribution industry will continue to present acquisition opportunities for us.

Consumers are seeking healthier menu choices, as evidenced by the recent demand for our premium salads at quick-service restaurants. Several national casual dining restaurants, including certain of our customers, have introduced "low-carb" menu items in an effort to meet the demands of consumers seeking to reduce their carbohydrate intake. In addition, in an effort to reduce meal preparation time, consumers are seeking prepared or partially prepared food items from retail establishments. Our Fresh Express® branded products sold by retailers are targeting ready-to-eat convenience foods, which we believe is one of the fastest-growing categories for retailers.

In 2003, sales of food-away-from-home continued to show positive growth. Our net sales in 2003 increased 24.4% over 2002, with 16.8% of our sales growth coming from existing operations and 7.6% from acquisitions. The extra week in 2003 contributed 2.3% to sales growth, and inflation contributed approximately 2% to our growth in sales in 2003. All of our business segments experienced some food price inflation in 2003, with our Broadline and Fresh-cut segments noting significant inflation in the fourth quarter of 2003. Due to food product cost increases and price volatility, especially in the fourth quarter of 2003, these segments had difficulty passing along these costs increases to their customers, negatively affecting gross margins. We expect some of this pressure on gross margin to continue into the first quarter of 2004. The results of Quality Foods, Inc., a Broadline company that we acquired in May 2002, negatively affected the results of operations of our Broadline segment. In an effort to improve Quality Foods' operating results, we have made significant management changes at Quality Foods. We also expect to add a significant amount of multi-unit business at Quality Foods in 2004. Our Customized segment was negatively affected in 2003 by a labor dispute at one of our facilities, resulting in increased costs for replacement workers, additional security and legal services. We expect these increased costs to continue into 2004 until the labor dispute is resolved.

In addition, our Fresh-cut segment was affected by major disruptions to its lettuce supply in 2003, due to increased demand and adverse weather conditions. We are implementing additional measures to attempt to mitigate the agricultural risks impacting our Fresh-cut segment. Because of unanticipated increased demand from retail and quick-service restaurant customers for our "tender leaf" salad products, and the slower speed and physical capacity of the processing equipment used for these salad products, our Fresh-cut segment was negatively impacted by inefficiencies in processing operations during 2003. We are making improvements to several of our existing production lines and will be installing two new tender leaf production lines during the first and second quarters of 2004 to increase production capacity.

Despite the challenges we faced in 2003, we remain optimistic about our future growth. A large number of our associates are shareholders, primarily through the Employee Savings and Stock Ownership Plan, the Employee Stock Purchase Plan, and stock options, which, we believe, makes them increasingly committed to improving our performance. For further discussion of our stock ownership plans, see Notes 15 and 16 to our consolidated financial statements. In the last year, we have centralized some of our Broadline management reporting functions, added a significant amount of new business in our Customized segment and seen high customer demand for our Fresh-cut salad products. We continue to seek innovative means of servicing our customers and providing a unique product to distinguish ourselves from others in the marketplace.

Results of Operations

Net sales

	2003		2002		2001
(in thousands)	Net sales	% of total	Net sales	% of sales	Net sales	% of total

Broadline	$2,805,977	50.8%	$2,204,807	49.7%	$1,641,580	50.7%
Customized	1,798,219	32.6	1,409,594	31.7	1,235,630	38.2
Fresh-cut	933,371	16.9	837,002	18.9	365,695	11.3
Intersegment*	(17,756)	(0.3)	(13,020)	(0.3)	(5,657)	(0.2)

Total net sales	$5,519,811	100.0%	$4,438,383	100.0%	$3,237,248	100.0%

*Intersegment sales are sales between the segments, which are eliminated in consolidation.

Consolidated. In 2003, net sales increased $1.08 billion, or 24.4%, over 2002. In 2002, net sales increased $1.20 billion, or 37.1%, from 2001. Net sales in our existing operations contributed 16.8% and 8.4% to our increase in net sales in 2003 and 2002, respectively. Net sales in existing operations exclude the net sales of an acquired business for the first 12 months following the acquisition date of that business. Acquisitions contributed 7.6% and 28.7% to our total net sales growth for 2003 and 2002, respectively. We estimate that food price inflation contributed approximately 2% to net sales growth in 2003. Inflation was nominal in 2002. Our 2003 fiscal year included a 53rd week, which contributed approximately $101.1 million, or 2.3%, to sales growth in 2003. All three of our business segments contributed to sales growth in 2003, with each segment having sales growth from existing operations in excess of 10%. Each segment's sales are discussed in more detail in the following paragraphs. Softness in restaurant sales, including quick-service restaurant sales, negatively affected our 2002 sales growth, while sales for the second half of 2001 were negatively impacted by the terrorist attacks of September 11, 2001.

Broadline. In 2003, Broadline net sales increased $601.2 million, or 27.3%, over 2002. In 2002, Broadline net sales increased $563.2 million, or 34.3%, from 2001. Net sales in existing operations contributed 12.0% and 5.3% to Broadline net sales growth in 2003 and 2002, respectively. Acquisitions contributed 15.3% to Broadline net sales growth in 2003. In 2002, acquisitions contributed 29.0% to Broadline net sales growth. We estimate that food price inflation contributed approximately 4% and 1% to Broadline net sales growth in 2003 and 2002, respectively. The 53rd week contributed approximately $47.7 million, or 2.2%, to 2003 Broadline net sales growth.

In 2003 and 2002, we continued to increase sales to independent restaurants and generated incremental sales to existing customers and markets. We refer to independent restaurants serviced by our sales representatives as "street customers." Street customers tend to use more of our proprietary brands and value-added services, resulting in higher margin sales. Sales to street customers as a percentage of total Broadline net sales increased to 50% in 2003 from 46% in 2002 and 2001. In addition, we continued to increase sales of our proprietary brands, which typically generate higher margins than national brands. Sales of our proprietary brands represented 23% of street sales in 2003, compared to 20% in 2002 and 16% in 2001. Sales per delivery for companies owned by us for more than one year, which measures sales to existing customers, increased 6% in 2003 compared to 2002, and increased 3% in 2002 compared to 2001. We expect to stop servicing certain Wendy's quick-service restaurant locations in the first quarter of 2004. Our 2003 annual sales to these Wendy's locations totaled $129.9 million. However, we anticipate rolling out new multi-unit chain business during the first quarter of 2004, which we expect to generate approximately $80.0 million of annualized sales. We expect to incur certain incremental costs in the first quarter of 2004 related to this new business.

Broadline acquisition sales growth resulted from our acquisitions of Quality Foods, Inc. in May 2002; Middendorf Meat Company and Thoms-Proestler Company and TPC Logistics, Inc., collectively TPC, in July 2002; Springfield Foodservice Corporation in September 2001; and Empire Seafood Holding Corp. and Empire Imports, Inc., collectively Empire Seafood, in April 2001. These acquisitions are discussed below in "Business Combinations."

Broadline net sales represented 50.8%, 49.7% and 50.7% of our consolidated net sales in 2003, 2002 and 2001, respectively. The increase as a percentage of our consolidated net sales in 2003 compared to 2002 is due primarily to the acquisitions of Quality Foods, Middendorf Meat and TPC. The decrease as a percentage of our consolidated net sales in 2002 compared to 2001 is due mainly to the acquisition of Fresh International Corp., referred to as Fresh Express, in October 2001, reported in our Fresh-cut segment. The acquisition of Fresh Express is discussed below in "Business Combinations."

Customized. In 2003, Customized net sales increased $388.6 million, or 27.6%, over 2002. In 2002, Customized net sales increased $174.0 million, or 14.1%, from 2001. We estimate that our Customized segment experienced nominal food product inflation in 2003. We estimate that food product deflation of approximately 2% dampened Customized net sales growth in 2002. The 53rd week contributed approximately $38.1 million, or 2.7%, to net sales growth in 2003.

The increase in Customized net sales in 2003 is primarily due to approximately $410 million of annualized sales to 200 additional Ruby Tuesday restaurant locations beginning in the third quarter of 2002, 265 additional T.G.I. Friday's casual-dining restaurants beginning in the fourth quarter of 2002, 70 Mimi's Café casual-dining restaurants beginning in the first quarter of 2003, and 100 additional Ruby Tuesday locations beginning in the second quarter of 2003. Additionally, in the fourth quarter of 2002, we discontinued our relationship with Avado Brands, Inc., which accounted for approximately $100 million, or approximately 2%, of our Customized net sales in 2002. Ruby Tuesday was a new casual-dining chain customer in the fourth quarter of 2001, which contributed to the 2002 increase in Customized net sales. Additional Ruby Tuesday and T.G.I. Friday's locations serviced in 2002, discussed above, also contributed to the 2002 increase in Customized net sales. Sales growth in both 2003 and 2002 also benefited from the continued growth in sales to existing customers.

Customized net sales represented 32.6%, 31.7% and 38.2% of our consolidated net sales in 2003, 2002 and 2001, respectively. The increase as a percentage of our consolidated net sales in 2003 compared to 2002 is due primarily to sales to the new customers discussed above. The decrease as a percentage of our consolidated net sales in 2002 compared to 2001 is due to our acquisition of Fresh Express in October 2001, which is reported in our Fresh-cut segment and discussed below in "Business Combinations."

Fresh-cut. In 2003, Fresh-cut net sales increased $96.4 million, or 11.5%, over 2002. In 2002, Fresh-cut net sales increased $471.3 million, or 128.7%, over 2001. All of our 2003 net sales growth was from existing operations. Net sales in our existing Fresh-cut operations in 2002 increased 4.9% over 2001. The acquisition of Fresh Express in the fourth quarter of 2001 contributed 123.8% to Fresh-cut net sales growth for 2002. We estimate that food product inflation contributed approximately 1% and 4% to Fresh-cut net sales growth in 2003 and 2002, respectively. The 53rd week contributed approximately $15.7 million, or 1.9%, to 2003 Fresh-cut net sales growth.

In 2003, Fresh-cut net sales grew because of increased sales volume to foodservice and retail customers and favorable changes in product mix towards higher value-added products. The increase in sales volume is due mainly to increased sales of tender leaf premium salad products to quick-service restaurants and retail customers. The tender leaf products for retail customers and premium salads for foodservice operators sell at a higher price per pound than products consisting mainly of iceberg lettuce. In 2002, the increase in Fresh-cut net sales in existing operations was due primarily to increased sales of premium lettuce to quick-service restaurants and increased sales of sliced tomatoes to additional locations of existing and new foodservice customers, despite a reduced rate of sales growth to the quick-service restaurant industry compared to 2001, and the loss of sales to independent foodservice distributors, mainly resulting from our acquisition of Fresh Express.

Fresh-cut segment net sales represented 16.9%, 18.9% and 11.3% of our consolidated net sales in 2003, 2002 and 2001, respectively. The decrease as a percentage of our consolidated net sales in 2003 compared to 2002 is due to the sales growth in our Broadline and Customized segments. The increase as a percentage of our consolidated net sales in 2002 compared to 2001 is primarily due to the acquisition of Fresh Express in October 2001. The acquisition of Fresh Express is discussed below in "Business Combinations."

Cost of goods sold

In 2003, cost of goods sold increased $947.8 million, or 25.5%, to $4.67 billion. In 2002, cost of goods sold increased $937.3 million, or 33.7%, to $3.72 billion from $2.78 billion in 2001. Cost of goods sold as a percentage of net sales, or the cost of goods sold ratio, was 84.5% in 2003, 83.8% in 2002 and 85.9% in 2001. The increase in the cost of goods sold ratio in 2003 compared to 2002 is due to the factors discussed below. The decline in the cost of goods sold ratio in 2002 compared to 2001 is due primarily to the acquisition of Fresh Express, which previously had a lower cost of goods sold ratio than our other operating segments. The 2002 decrease in the cost of goods sold ratio was partially offset by the Springfield Foodservice ammonia leak, discussed below.

Broadline. Our Broadline segment's cost of goods sold as a percentage of net sales in 2003 increased compared to 2002. Quality Foods, one of our Broadline companies, which we acquired in May 2002, has a higher cost of goods sold ratio than our other Broadline companies. The inclusion of Quality Foods for a full year in 2003 negatively impacted our results. Additionally, Quality Foods has lost two of its regional sales groups to competitors and has experienced erosion in its cost of goods sold ratio due to competitive pressures. We have made management changes at Quality Foods and expect to add multi-unit business at Quality Foods in 2004. Although we expect these changes to improve Quality Foods' cost of goods sold ratio, we expect the negative impact of Quality Foods to continue in 2004.

In the fourth quarter of 2003, our Broadline segment experienced a significant increase in product costs that was not entirely passed through to customers during the fourth quarter, which adversely affected that segment's results of operations. In addition, late in December 2003, the United States Department of Agriculture announced the discovery of mad cow disease in an isolated herd in Washington State. This discovery led to a sharp decline in beef prices at the end of December 2003. Therefore, beef inventory that was purchased at higher costs was devalued at the end of the year, resulting in a slight inventory markdown impacting cost of goods sold in December 2003. Positively impacting cost of goods sold in the Broadline segment in 2003 was an additional $2.0 million of insurance proceeds received in the fourth quarter of 2003, related to the Springfield Foodservice ammonia leak. In July 2002, we discovered an ammonia leak in the refrigeration system at our Springfield Foodservice facility in Massachusetts. Although there were no injuries and the leak was confined to the facility, the leak did cause physical damage at the facility and negatively affected the 2002 sales and operating profit of our Broadline segment. In 2002, Broadline's cost of goods sold included $3.3 million related to damaged inventory, net of $1.0 million of insurance coverage, attributable to the ammonia leak. Despite the impact of the Springfield Foodservice ammonia leak, our Broadline segment's cost of goods sold as a percentage of sales decreased in 2002 compared to 2001 due to an increased percentage of our Broadline sales to street customers and from increased sales of our proprietary brands, which generally result in higher margins. Sales to street customers and sales of our proprietary brands are both discussed in "Net sales."

Customized. Our Customized segment's cost of goods sold as a percentage of net sales declined in 2003 compared to 2002 and 2001 as a result of changes in pricing, product mix and customer mix.

Fresh-cut. Our Fresh-cut segment's cost of goods sold as a percentage of sales increased in 2003 compared to 2002 related to the growth of our tender leaf premium salad products and increased lettuce costs. The unexpected, rapid growth in sales of our tender leaf salad products in 2003, discussed in "Net sales," created inefficiencies in our processing and warehousing activities due to the slower speeds of the tender leaf processing equipment and the related physical capacity consumed by these processing lines. We are making improvements to a number of our existing production lines and will be installing two additional tender leaf production lines to increase production capacity during the first and second quarters of 2004. During the second quarter of 2003, the cost of lettuce was affected by industry-wide increased demand from quick-service restaurants for new premium salad products supplied by our Fresh-cut segment. This level of demand was not anticipated when growers made their planting decisions, which resulted in a significant increase in market prices for lettuce. While we routinely contract for the vast majority of our lettuce needs, the success of these products meant that we had to make additional market purchases at higher prices to satisfy increased customer demand. We were able to recoup some, but not all, of these higher costs from increased pricing to our customers. During 2003, the industry experienced raw material supply disruptions caused by abnormal weather conditions during the crop-growing cycle. In a continuing effort to maintain supplies to meet customer demand for our products, we made additional market purchases at substantially higher than historical prices, with the intention of recouping these higher costs by increasing prices to our customers. When market prices of raw products unexpectedly declined sharply in late December 2003, we were unable to recoup all of these higher costs through continued price increases to our customers. We expect some impact of these higher lettuce costs to continue into the first quarter of 2004. Finally, in 2003, we continued to invest in our consumer test of fresh-cut fruit. We expect these costs to continue into 2004 as we introduce this fresh-cut fruit into more retail and foodservice locations. Cost of goods sold as a percentage of net sales declined in 2002 compared to 2001, primarily due to our acquisition of Fresh Express in October 2001. Fresh Express previously had a lower cost of goods sold ratio than our Fresh-cut segment.

Gross profit

In 2003, gross profit increased $133.6 million, or 18.5%, to $854.5 million. In 2002, gross profit increased $263.8 million, or 57.7%, to $720.9 million from $457.1 million in 2001. Gross profit margin, defined as gross profit as a percentage of net sales, was 15.5% in 2003, 16.2% in 2002 and 14.1% in 2001. The decrease in gross profit margin in 2003 compared to 2002 was due primarily to our Fresh-cut segment, discussed above in "Cost of goods sold." In addition, Broadline segment issues discussed above in "Cost of goods sold," including the negative impact of issues at Quality Foods also contributed to our decrease in gross profit margin in 2003 compared to 2002. The increase in gross profit margin in 2002 compared to 2001 was due primarily to our acquisition of Fresh Express, which had higher gross profit margins than many of our other operating companies. Our 2002 increase in gross profit margin was partially offset by the acquisition of Quality Foods in May 2002, which has lower gross profit margins than our other Broadline companies, and by the impact of the Springfield Foodservice ammonia leak, both discussed above in "Cost of goods sold."

Operating expenses

Consolidated. In 2003, operating expenses increased $120.6 million, or 20.3%, to $715.8 million. In 2002, operating expenses increased $214.1 million, or 56.2%, to $595.2 million from $381.1 million in 2001. Operating expenses as a percentage of net sales were 13.0% in 2003, 13.4% in 2002 and 11.8% in 2001. The decrease in operating expenses as a percentage of net sales in 2003 compared to 2002 was due mainly to improvements in our Broadline segment and decreased overhead costs in our Fresh-cut segment, discussed below. These improvements were partially offset by increased estimated workers' compensation and vehicle liability insurance costs in all of our business segments and increased operating expenses in our Customized segment related to the labor dispute discussed below. The increase in operating expenses as a percentage of sales in 2002 compared to 2001 was due mainly to ammonia leak costs at Springfield Foodservice, discussed below and our acquisition of Fresh Express, which has higher operating expense levels than our foodservice distribution business. At the beginning of 2002, we adopted Statement of Financial Accounting Standards, or SFAS, No. 142, Goodwill and Other Intangible Assets. As a result, we no longer record amortization expense on goodwill and other intangible assets with indefinite lives, which we reported in operating expenses. This accounting change affected our Broadline and Fresh-cut segments.

Broadline. Our Broadline segment's operating expenses decreased as a percentage of sales in 2003 from 2002, due primarily to our concentrated efforts to increase efficiencies in warehousing and transportation, partially offset by increased estimated workers' compensation and vehicle liability self-insurance costs. In 2002, operating expenses included $2.1 million of costs attributable to the ammonia leak at Springfield Foodservice, discussed above in "Cost of goods sold." Broadline's operating expenses as a percentage of sales increased in 2002 compared to 2001, due primarily to the impact of the Springfield Foodservice ammonia leak. Operating expenses in 2003 and 2002, compared to 2001, were favorably impacted by a decrease in amortization expense due to the adoption of SFAS No. 142, which eliminated amortization expense on goodwill and other intangible assets with indefinite lives. In the first quarter of 2004, we expect our Broadline segment to experience higher operating expenses because of start-up costs related to new multi-unit chain business.

Customized. Our Customized segment's operating expenses as a percentage of sales increased slightly in 2003 from 2002, mainly due to increased estimated workers' compensation and vehicle liability self-insurance costs and costs related to the labor dispute at our Elkton, Maryland distribution facility. In the fourth quarter of 2003, certain drivers at the Elkton, Maryland facility went on strike. We incurred incremental costs in the fourth quarter of 2003 to engage replacement drivers to maintain the service level to our customers, to provide additional security at the facility, and to pay our legal counsel. We expect these costs to continue into 2004 until the dispute is resolved. Our operating expenses as a percentage of sales increased in 2002 from 2001, mainly as the result of changes in customer mix and start-up costs related to new business.

Fresh-cut. Our Fresh-cut segment's operating expenses as a percentage of sales declined in 2003 from 2002 mainly because of decreased overhead costs, partially offset by increased estimated workers' compensation and vehicle liability self-insurance costs. Fresh-cut's operating expenses as a percentage of sales increased in 2002 compared to 2001, due to the integration costs associated with the acquisition of Fresh Express and the impact of the historically higher operating expense ratio of Fresh Express compared to our other Fresh-cut operations. Reducing operating expenses in 2003 and 2002 compared to 2001 was a decrease in amortization expense due to the adoption of SFAS No. 142, which eliminated amortization expense on goodwill and other intangible assets with indefinite lives.

Operating profit

	2003		2002		2001
(in thousands)	Operating profit	% of sales	Operating profit	% of sales	Operating profit	% of sales

Broadline	$69,664	2.5%	$55,232	2.5%	$41,523	2.5%
Customized	19,704	1.1	15,903	1.1	12,795	1.0
Fresh-cut	66,405	7.1	68,543	8.2	30,028	8.2
Corporate and intersegment	(17,043)	-	(13,980)	-	(8,361)	-

Total operating profit	$138,730	2.5%	$125,698	2.8%	$75,985	2.3%

Consolidated. In 2003, operating profit increased $13.0 million, or 10.4%. In 2002, operating profit increased $49.7 million, or 65.4%. Operating profit margin, defined as operating profit as a percentage of net sales, was 2.5% in 2003, 2.8% in 2002 and 2.3% in 2001. The decrease in operating profit margin in 2003 compared to 2002 was driven mainly by a decline in gross profit margin, partially offset by reduced operating expenses as a percentage of net sales, as discussed above. The increase in operating profit margin in 2002 over 2001 is due primarily to a higher contribution from our Fresh-cut segment, as a result of our acquisition of Fresh Express in October 2001. Our Fresh-cut segment typically has a higher operating profit margin than our foodservice distribution business. Additionally, operating profit margins were favorably impacted in 2003 and 2002 due to the adoption of SFAS No. 142, which reduced amortization expense in those years, compared to 2001 (see "Operating expenses" above).

Broadline. Our Broadline segment's operating profit margin was 2.5% in 2003, 2002 and 2001. Operating profit for 2003 was favorably impacted by the recovery of $2.0 million of insurance proceeds related to the Springfield Foodservice ammonia leak and negatively impacted by the results of our Quality Foods subsidiary, both discussed above. Operating profit for 2002 was negatively impacted by approximately $6.6 million of costs attributable to the Springfield Foodservice ammonia leak, discussed above. Operating profit margin was favorably impacted in 2003 and 2002 by the adoption of SFAS No. 142, which reduced amortization expense in those years, compared to 2001.

Customized. Our Customized segment's operating profit margin was 1.1% in 2003 and 2002, and 1.0% in 2001. The increase in operating profit margin in 2003 and 2002 compared to 2001 was due mainly to changes in pricing and customer mix, partially offset in 2003 by increased estimated workers' compensation and vehicle liability self-insurance costs and costs related to the labor dispute discussed above.

Fresh-cut. Our Fresh-cut segment's operating profit margin was 7.1% in 2003, and 8.2% in 2002 and 2001. The decline in operating profit margin in 2003 compared to 2002 and 2001 was due to increased cost of goods sold, discussed in "Cost of goods sold," partially offset by decreased overhead expenses, discussed in "Operating expenses." Operating profit margin was favorably impacted in 2003 and 2002 by the adoption of SFAS No. 142, which reduced amortization expense in those years, compared to 2001.

Other expense, net

Other expense, net, was $19.1 million in 2003, $19.3 million in 2002 and $10.7 million in 2001. Included in other expense, net, was interest expense of $19.1 million, $18.8 million and $8.8 million in 2003, 2002 and 2001, respectively. Interest expense was higher in 2003 and 2002 compared to 2001 because of the issuance in October 2001 of $201.3 million of 5½% convertible subordinated notes due in 2008, referred to as the Convertible Notes, and higher average borrowing levels to fund our capital expenditures and acquisitions, partially offset by lower interest rates. Other expense, net, also included a loss on the sale of the undivided interest in receivables of $1.8 million in 2003 and 2002 and $1.4 million in 2001. This loss is related to our receivables purchase facility, referred to as the Receivables Facility, and represents the discount from carrying value that we incur from our sale of receivables to the financial institution. The Receivables Facility and the Convertible Notes are discussed below in "Liquidity and Capital Resources."

Income tax expense

Income tax expense was $45.5 million in 2003, $39.9 million in 2002 and $24.8 million in 2001. As a percentage of earnings before income taxes, the provision for income taxes was 38%, 37.5% and 38% in 2003, 2002 and 2001, respectively. The higher effective tax rate in 2003 is the result of increased state income taxes related to acquisitions completed in previous years. The lower effective tax rate in 2002 compared to 2001 is due mainly to our adoption of SFAS No. 142 at the beginning of 2002, discussed above, which eliminated the amortization of goodwill and other intangible assets with indefinite lives.

Net earnings

In 2003, net earnings increased $7.7 million, or 11.6%, to $74.2 million. In 2002, net earnings increased $26.0 million, or 64.2%, to $66.5 million from $40.5 million in 2001. Net earnings as a percentage of net sales were 1.3% in 2003, 1.5% in 2002 and 1.2% in 2001.

Diluted net earnings per common share

Diluted net earnings per common share, or EPS, is computed by dividing net income available to common shareholders plus dilutive after-tax interest on the Convertible Notes (numerator) by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. In 2003, diluted EPS increased 8.5% to $1.54 in 2003. In 2002, diluted EPS increased 37.9% to $1.42, compared to $1.03 in 2001. After-tax interest expense of $7.5 million and common share equivalents of 6.1 million related to the Convertible Notes are included in the calculation of diluted EPS in both 2003 and 2002 because of their dilutive effect on EPS. We issued the Convertible Notes in October 2001. For 2001, we excluded the Convertible Notes and related interest expense from the calculation of diluted EPS because they had an anti-dilutive effect on EPS.

Liquidity and Capital Resources

We have historically financed our operations and growth primarily with cash flows from operations, borrowings under our credit facilities, the issuance of long-term debt, operating leases, normal trade credit terms and the sale of our common stock. Despite our growth in net sales, we have reduced our working capital needs by financing our investment in inventory principally with accounts payable and outstanding checks in excess of deposits. We typically fund our acquisitions, and expect to fund future acquisitions, with our existing cash, additional borrowings under our revolving credit facility and the issuance of debt or equity securities.

Cash and cash equivalents totaled $38.9 million at January 3, 2004, an increase of $5.3 million from December 28, 2002. The increase was due to cash provided by operating activities of $127.0 million, partially offset by cash used in investing activities of $121.7 million and cash used in financing activities of $40,000. At December 28, 2002, cash and cash equivalents totaled $33.7 million, a decrease of $34.6 million from December 29, 2001. The decrease was mainly due to cash used in investing activities of $272.2 million, partially offset by cash provided by operating activities and financing activities of $118.0 million and $119.5 million, respectively. At December 29, 2001, cash and cash equivalents totaled $68.3 million, an increase of $49.7 million from December 30, 2000. The increase was due to cash provided by financing and investing activities of $305.6 million and $167.0 million, respectively, partially offset by cash used in investing activities of $422.8 million. Operating, investing and financing activities are discussed below.

Operating activities

During 2003, we generated cash from operating activities of $127.0 million, compared to $118.0 million in 2002 and $167.0 million in 2001. Cash provided by operating activities for all three years was primarily due to increased sales in all of our business segments, partially offset by increased cost of goods sold and operating expenses, discussed above in "Results of Operations."

In July 2003, we received an additional $32.0 million of proceeds from the sale of an incremental undivided interest in receivables under our Receivables Facility. In July 2001, we received $78.0 million of proceeds from the sale of an undivided interest in our receivables under the Receivables Facility. These proceeds are reflected in the change in accounts receivable on our Consolidated Statements of Cash Flows. See "Off Balance Sheet Activities" below for further discussion of our Receivables Facility. Despite the sale of the incremental undivided interest in receivables under our Receivables Facility in 2003, accounts receivable increased during 2003 by $18.2 million, compared to an increase of $28.2 million in 2002. The 2003 increase in accounts receivable was primarily due to increased sales in December 2003 compared to December 2002. The 2002 increase in accounts receivable was mainly due to higher sales in December 2002 compared to December 2001, due to acquisitions and increased sales from existing operations. Inventories increased during 2003 by $13.6 million, compared to an increase of $25.7 million in 2002. Inventories increased in 2003 mainly due to increased sales volume over the prior year and the rollout of new menu items for certain Customized segment customers near the end of 2003. Inventories increased in 2002 over 2001 due to increased sales volume in all of our segments, new customers in our Customized segment and acquisitions in our Broadline segment. Deferred income taxes increased $24.4 million in 2003, compared to an increase of $6.3 million in 2002. The increase in deferred income taxes in 2003 is primarily due to accelerated depreciation deductions taken on assets for tax purposes in excess of deductions for book purposes. Accrued expenses increased during 2003 by $26.8 million, compared to an increase of $12.4 million in 2002. The 2003 increase in accrued expenses was partially due to increased estimated self-insurance costs for workers' compensation, vehicle liability and group medical insurance. See "Application of Critical Accounting Policies" below for further discussion of these estimates. Increased employee-related costs and increased deferred revenue for marketing programs also contributed to the increase in accrued expenses in 2003. Increased estimated self-insurance costs for incurred but not reported claims for group medical insurance and other employee-related costs contributed to the 2002 increase in accrued expenses over 2001. Income taxes, net, decreased $18.4 million in 2003 compared to an increase of $21.8 million in 2002. The 2003 decrease in income taxes, net, was due to excess tax payments made in 2003, primarily as a result of lower than expected taxable earnings. The increase in income taxes, net, in 2002 was due mainly to an estimated tax liability in excess of payments made during the year.

Investing activities

During 2003, we used $121.7 million for investing activities, compared to $272.2 million in 2002 and $422.8 million in 2001. Investing activities include the acquisition of businesses and additions to and disposals of property, plant and equipment. Capital expenditures were $112.8 million in 2003, $57.7 million in 2002 and $30.1 million in 2001. In 2003, capital expenditures totaled $32.3 million in our Broadline segment, $21.6 million in our Customized segment, $55.8 million in our Fresh-cut segment and $3.1 million in our Corporate segment. During 2003, our Broadline segment purchased three distribution centers totaling $23.7 million. We purchased one of these distribution centers from one of our master operating lease facilities, discussed below in "Off Balance Sheet Activities." We had previously leased the other two distribution centers under operating leases. In 2003, our Customized segment purchased its Maryland distribution center from one of our master operating lease facilities for $10.4 million, and spent $8.0 million subsequently expanding it. During 2003, our Fresh-cut segment's capital expenditures included investing in a new automated salad line, additional tender leaf processing lines, upgrades of existing salad lines, an expansion of one of its processing plants, facility consolidation and other enhancements to its processing equipment, plants, distribution centers and technology. We expect our total 2004 capital expenditures to range between $120 million and $140 million.

In 2003, net cash paid for acquisitions was $14.0 million, including $11.0 million paid to the former shareholders of Fresh Express for certain contractual obligations and associated taxes related to the purchase of Fresh Express. We acquired Fresh Express in 2001. Also in 2003, we paid $5.2 million related to contractual obligations in the purchase agreements for All Kitchens, Inc., TPC, Carroll County Foods, Inc. and other companies acquired. We acquired All Kitchens and TPC in 2002 and Carroll County Foods in 2000. Cash paid for acquisitions in 2003 was net of $2.2 million received related to the closing net worth adjustment and certain related claims in connection with our 2002 acquisition of Middendorf Meat. In 2003, we also received $4.5 million from the sale of our investment in a fresh-cut produce-processing facility. We recorded a gain on the sale of this investment of $956,000.

Net cash paid for acquisitions in 2002 was $215.1 million, including $15.6 million, $84.1 million, $22.2 million and $90.3 million paid for the acquisitions of All Kitchens, TPC, Middendorf Meat, and Quality Foods, respectively, net of cash acquired. Net cash paid for acquisitions in 2002 also included $2.9 million paid to the former shareholders of Carroll County Foods and AFFLINK Incorporated (formerly Affiliated Paper Companies, Inc.), which were acquired in 2000 and 1998, respectively, as a result of certain contractual obligations under the purchase agreements related to those acquisitions. In 2001, net cash paid for acquisitions was $395.4 million, including $296.4 million, $41.0 million and $54.3 million paid for the acquisitions of Fresh Express, Springfield Foodservice and Empire Seafood, respectively, net of cash acquired. Net cash paid for acquisitions in 2001 also included $3.8 million paid for the acquisitions of other businesses and to the former shareholders of Carroll County Foods, State Hotel Supply Company, Inc. and AFFLINK, which we acquired in 2000, 1999 and 1998, respectively, as a result of certain contractual obligations in the purchase agreements related to those acquisitions. For further discussion of acquisitions, see "Business Combinations."

Financing activities

In 2003, we reduced our total debt by $17.3 million, of which $14.8 million repaid borrowings outstanding under our Credit Facility, defined below. In July 2003, we sold an incremental undivided interest in receivables under our Receivables Facility, obtaining $32.0 million in proceeds. We used a portion of these proceeds to repay borrowings under our Credit Facility.

In April 2003, we amended and restated our credit facility, referred to as the Credit Facility, which, among other things, increased the facility to $350.0 million from $200.0 million. The Credit Facility expires in 2006 and bears interest at a floating rate equal to, at our election, the agent bank's prime rate or a spread over LIBOR. This rate varies based upon our senior leverage ratio, which excludes subordinated debt, and is defined in the credit agreement. The Credit Facility has an annual commitment fee, ranging from 0.20% to 0.25% of the average daily unused portion of the total facility, based on our senior leverage ratio, as defined in the credit agreement. The Credit Facility also requires the maintenance of certain financial ratios, as defined in the credit agreement, and contains customary events of default. Under the Credit Facility, our subsidiaries are no longer required to guarantee borrowings, letters of credit or any other obligations, as had previously been required. The Credit Facility allows for the issuance of up to $90.0 million of standby letters of credit, which reduce borrowings available under the Credit Facility. At January 3, 2004, we had $83.2 million of borrowings outstanding, $41.3 million of letters of credit outstanding and $225.5 million available under the Credit Facility, subject to compliance with customary borrowing conditions. At January 3, 2004, our borrowings under the Credit Facility bore interest at a rate of 1.64% per annum. Interest is payable monthly.

In 2002, we borrowed $98.0 million from our Credit Facility, primarily to finance our acquisitions of Quality Foods, Middendorf Meat, TPC and All Kitchens. In 2001, our borrowings under the Credit Facility declined by $47.0 million, mainly due to repayments we made with proceeds we received from the Convertible Notes issuance and the common stock offering discussed below. Also in 2001, we paid debt issuance costs of $8.0 million for the issuance of the Convertible Notes and for the replacement of our then-existing revolving credit facility.

In October 2001, we issued $201.3 million aggregate principal amount of 5½% convertible subordinated notes due in 2008. The net proceeds from the issuance of the Convertible Notes and from our concurrent offering of common stock, discussed below, were used to repay our borrowings then outstanding under our existing revolving credit facility and to fund the acquisition of Fresh Express. The Convertible Notes are subordinate to all existing and future senior debt and are convertible at any time until maturity into shares of our common stock at a conversion price of $32.95 per share, subject to adjustment. We can redeem the Convertible Notes in whole or in part, at any time on or after October 16, 2004, subject to compliance with covenants contained in our Credit Facility. Each holder of the Convertible Notes has the right to cause us to repurchase all of such holder's Convertible Notes at 100% of their principal amount plus accrued interest upon a change of control of the Company, as defined in the indenture governing the Convertible Notes, and upon the occurrence of certain other events. Interest is payable semi-annually. We also issued 5.8 million shares of our common stock in October 2001. The proceeds from this offering of $143.4 million, after deducting underwriting discounts and estimated offering expenses, and proceeds from the concurrent offering of Convertible Notes were used to fund the acquisition of Fresh Express and to repay borrowings then outstanding under our existing revolving credit facility.

Our associates who exercised stock options and purchased our stock under the Employee Stock Purchase Plan provided $11.0 million of proceeds in 2003, compared to $8.1 million in 2002 and $5.1 million in 2001. See Note 16 to our consolidated financial statements for details of our employee stock option plans and Employee Stock Purchase Plan.

Checks in excess of deposits increased by $7.0 million, $15.9 million and $12.1 million in 2003, 2002 and 2001, respectively. Checks in excess of deposits represent checks that we have written that are not yet cashed by the payee and in total exceed the current available cash balance at the respective bank. The increases in checks in excess of deposits in 2003, 2002 and 2001 are related to our efforts to improve cash management.

We believe that our cash flows from operations, borrowings under our Credit Facility and the sale of undivided interests in receivables under the Receivables Facility, discussed below, will be sufficient to fund our operations and capital expenditures for the foreseeable future. However, we will likely require additional sources of financing to the extent that we make additional acquisitions in the future.

The table below presents contractual minimum cash obligations under long-term debt, capital leases, operating leases and purchase obligations as of January 3, 2004. Long-term debt on our consolidated balance sheets includes both debt and capital leases. Lease payments include payments due under our existing non-cancelable operating leases. In the table below, "Purchase obligations" refers to specific agreements to purchase goods, which are enforceable and legally binding. Purchase obligations do not include outstanding purchase orders for inventory in the normal course of business, other than those discussed below, and do not include non-cancelable service contracts. The table does not include liabilities for deferred income taxes, which we have recorded on our consolidated balance sheet at January 3, 2004. This table should be read in conjunction with Notes 10, 12 and 18 to our consolidated financial statements.

(In thousands)	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	Years 2 and 3	Years 4 and 5	More Than 5 Years

Long-term debt obligations	$355,277	$1,358	$84,977	$203,060	$65,882
Operating lease obligations	290,293	51,999	77,293	41,562	119,439
Purchase obligations	155,762	153,404	2,358	-	-

Total	$801,332	$206,761	$164,628	$244,622	$185,321

Our Fresh-cut segment has contracts to purchase produce, some of which have variable quantities, with minimum and maximum limits. Our minimum commitments under produce purchase contracts totaled $131.8 million at January 3, 2004. Our Fresh-cut segment also had outstanding purchase orders for capital projects totaling $5.1 million at January 3, 2004. Our Fresh-cut segment's contracts expire at various times throughout 2004 and 2005. At January 3, 2004, our Broadline segment had contracts to purchase products totaling $18.9 million, which expire throughout 2004. These Fresh-cut and Broadline purchase commitments are included in Purchase obligations in the above table. Amounts due under these Fresh-cut and Broadline contracts were not included on our consolidated balance sheet at January 3, 2004, in accordance with generally accepted accounting principles.

In addition to the above minimum cash obligations, in connection with certain acquisitions, we have entered into earnout agreements with certain of the former owners of the businesses that we have acquired. These agreements are based upon certain net earnings and other targets, as defined in each agreement, and discussed in more detail in Note 3 to the consolidated financial statements. These earnout obligations, to the extent earned, are for companies acquired from 2000 to 2002, and may include payments in cash and/or shares of our common stock. As of January 3, 2004, the maximum potential earnout obligation, assuming all future earnout targets are met in their earliest possible years, totaled $33.0 million: $20.2 million in 2004, $11.1 million in 2005 and $1.7 million in 2006. These contingent payments are not recorded on our consolidated balance sheet at January 3, 2004, in accordance with generally accepted accounting principles. If paid, these earnout payments would increase the goodwill of the companies acquired. If the future earnout targets are not met, these maximum amounts will be lower, or we may not be required to make any payments.

We have entered into numerous operating leases, including leases for buildings, equipment, tractors and trailers. In certain of these leases, we have provided residual value guarantees to the lessors. At January 3, 2004, the undiscounted maximum amount of potential future payments under these guarantees totaled $5.6 million, which would be mitigated by the fair value of the leased assets at lease expiration. Our assessment as to whether it is probable that we will be required to make payments under the terms of the guarantees is based upon our actual and expected loss experience. These leases have expiration dates ranging from 2004 to 2010. Consistent with the requirements of Financial Accounting Standard Board Interpretation No. 45, we have recorded $55,000 of the $5.6 million of potential future payments under these guarantees on our consolidated balance sheet as of January 3, 2004. Additionally, we do not consider payments under these guarantees, if any, reasonably likely to have a material impact on our future consolidated financial condition, results of operations or cash flows. Notes 2 and 18 to our consolidated financial statements provide further discussion of these guarantees and the related accounting and disclosure requirements.

Off Balance Sheet Activities

We have a Receivables Facility, which is generally described as off balance sheet financing. In addition, we had two master operating lease facilities, generally considered to be off balance sheet financing, which we terminated in June 2003. In "Financing Activities" above, we describe certain purchase obligations, earnout agreements with certain of the former owners of the businesses that we have acquired, and residual value guarantees, all of which could be considered off balance sheet items. Refer to the discussion in "Financing Activities" above and Notes 12 and 18 to our consolidated financial statements for further discussion of our commitments, contingencies and leases.

The Receivables Facility represents off balance sheet financing because the transaction and the financial institution's ownership interest in certain of our accounts receivable results in assets being removed from our consolidated balance sheet to the extent that the transaction qualifies for sale treatment under generally accepted accounting principles. This treatment requires us to account for the transaction with the financial institution as a sale of the undivided interest in the accounts receivable instead of reflecting the financial institution's net investment of $110.0 million as debt. We believe that the Receivables Facility provides us with additional liquidity at a very competitive cost compared to other forms of financing.

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

We received $78.0 million of proceeds from the sale of the undivided interest in receivables under the Receivables Facility in 2001. In June 2003, we extended the term of the Receivables Facility through June 28, 2004, and increased the amount of the undivided interest in the receivables that can be owned by the financial institution to $165.0 million. In July 2003, we sold an incremental undivided interest in receivables under the Receivables Facility and received an additional $32.0 million in proceeds. We used these proceeds to repay borrowings under our Credit Facility and to fund working capital needs. If the Receivables Facility terminates, either at its scheduled termination date or upon the occurrence of specified events (similar to events of default), payments on accounts receivable sold would be remitted to the financial institution in an amount equal to the institution's undivided interest.

At January 3, 2004, securitized accounts receivable totaled $189.4 million, including $110.0 million sold to the financial institution and derecognized from our consolidated balance sheet. Total securitized accounts receivable includes our residual interest in accounts receivable of $79.4 million. At December 28, 2002, securitized accounts receivable totaled $115.8 million, including $78.0 million sold to the financial institution and derecognized from the consolidated balance sheet, and including the Residual Interest of $37.8 million. The Residual Interest represents our retained interest in receivables held by PFG Receivables Corporation. We measure the Residual Interest using the estimated discounted cash flows of the underlying accounts receivable, based on estimated collections and a discount rate approximately equivalent to our incremental borrowing rate. The loss on sale of the undivided interest in receivables of $1.8 million in 2003 and 2002 and $1.4 million in 2001, is included in other expense, net, in our consolidated statements of earnings and represents our cost of securitizing those receivables with the financial institution.

We record the sale of the undivided interest in accounts receivable to the financial institution according to Statement of Financial Accounting Standards, or SFAS, No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Accordingly, at the time the undivided interest in receivables is sold, the receivables are removed from our consolidated balance sheet. We record a loss on the sale of the undivided interest in these receivables, which includes a discount, based upon the receivables' credit quality and a financing cost for the financial institution, based upon a 30-day commercial paper rate. At January 3, 2004, the rate under the Receivables Facility was 1.61% per annum.

In June 2003, we terminated our two master operating lease facilities. In June 2003, the lessor sold two of the three distribution centers included in the first master operating lease facility (the "First Facility") to third parties unaffiliated with us. We concurrently entered into operating leases with those unaffiliated third parties for these distribution centers. The operating leases have initial terms of 22 years, plus five renewal options of five years each. The future minimum lease payments for these leases are included in the above table of contractual obligations. In addition, we purchased the remaining distribution center in the First Facility from the lessor for $10.4 million. This distribution center is recorded on our consolidated balance sheet at January 3, 2004 in our Customized segment.

In June 2003, the lessor sold one of the distribution centers and the office building included in our other master operating lease facility (the "Second Facility") to third parties unaffiliated with us. We also sold land and a building under construction to a third party unaffiliated with us. We concurrently entered into operating leases with those unaffiliated third parties for all of these properties. The operating leases have initial terms of 22 years, plus five renewal options of five years each. The future minimum lease payments for these leases are included in the above table of contractual obligations. In addition, we purchased the remaining distribution center in the Second Facility from the lessor for $4.9 million. This distribution center is recorded on our consolidated balance sheet at January 3, 2004 in our Broadline segment.

Business Combinations

In 2003, we paid $11.0 million to the former shareholders of Fresh Express. These payments were for certain contractual obligations and associated taxes related to the purchase of Fresh Express, which we acquired in 2001. Also in 2003, we paid $5.2 million and issued approximately 25,000 shares of our common stock, valued at approximately $891,000, related to contractual obligations in the purchase agreements for All Kitchens, TPC, Carroll County Foods and other companies acquired. We acquired All Kitchens and TPC in 2002 and Carroll County Foods in 2000. We recorded these earnout payments as additional purchase price, with the corresponding increases in goodwill.

In October 2002, a wholly owned subsidiary of ours, known as ProGroup, acquired all of the assets of All Kitchens, a privately owned procurement and merchandising firm based in Boise, Idaho. All Kitchens provides procurement and merchandising services to its distributors. We believe that this acquisition increases our services to existing ProGroup and All Kitchens' distributors, and expands our geographic base of independent foodservice distributors. We paid $15.6 million in cash for All Kitchens, and assumed $3.5 million of trade payables and accrued expenses with the acquisition. In connection with the acquisition, we will be required to pay the prior owner of the acquired assets up to $3.0 million in cash, if certain affiliate distributor targets are achieved through September 2005. We will record and have recorded these earnout payments as additional price resulting in a corresponding increase in goodwill.

In July 2002, we acquired all of the outstanding common stock of TPC, a privately owned, broadline foodservice distributor based in Rock Island, Illinois. TPC services customers located throughout the states of Illinois, Indiana, Iowa and Wisconsin, including the major metropolitan area of Chicago. We believe that our acquisition of TPC extends our Broadline service area in the Midwest region. We paid $100.0 million for the acquisition of TPC, consisting of $84.1 million in cash and common stock valued at $15.9 million. The purchase price included the repayment of outstanding debt. We also assumed $18.4 million of trade payables and accrued expenses with the acquisition of TPC. In recording the acquisition, we valued the approximately 500,000 common shares issued based on the measurement criteria in Emerging Issues Task Force Issue No. 99-12 (EITF No. 99-12), Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination. In connection with the acquisition, we entered into an earnout agreement whereby we will be required to pay the former shareholders of TPC up to $7.0 million, consisting of cash and additional common shares, if TPC achieves certain targeted levels of growth in sales and operating profit margin, as defined, through July 2004. We will record and have recorded these earnout payments as additional purchase price, resulting in a corresponding increase in goodwill.

In July 2002, we also acquired all of the outstanding common stock of Middendorf Meat, a privately owned, broadline foodservice distributor based in St. Louis, Missouri, through the merger of Middendorf Meat with a wholly owned subsidiary of ours. Middendorf Meat distributes custom-cut steaks and other foodservice items to independent restaurants, private clubs, hotels and other foodservice establishments in St. Louis and surrounding areas. We believe that our acquisition of Middendorf Meat extends our service area to a region that is geographically contiguous to our other Broadline businesses. We paid $33.8 million for the acquisition of Middendorf Meat, consisting of $22.2 million in cash and common stock valued at $11.6 million. The purchase price included the repayment of a portion of Middendorf Meat's outstanding debt. We also assumed $11.7 million in trade payables, accrued expenses, deferred taxes and debt with the acquisition of Middendorf Meat. In the second quarter of 2003, we finalized the purchase price of Middendorf Meat, resulting in the return of $2.2 million in cash and $1.4 million in our common stock from the former owners of Middendorf Meat, related to the closing net worth adjustment and certain related claims. We recorded this adjustment to the purchase price as a reduction of goodwill. In recording the acquisition, we valued the approximately 46,000 common shares issued, net, based on the measurement criteria of EITF No. 99-12. In connection with the acquisition, we entered into an earnout agreement whereby we will be required to pay the former shareholders of Middendorf Meat up to $5.0 million, consisting of cash and additional common shares, if Middendorf Meat achieves certain targeted levels of growth in operating profit, as defined, over a period of up to six years following the acquisition. We will record any earnout payments as additional purchase price, resulting in a corresponding increase in goodwill.

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

Also in 2002, we paid a total of $2.9 million in cash and issued approximately 15,000 shares of our common stock, valued at approximately $500,000, to the former shareholders of Carroll County Foods and AFFLINK, which were acquired in 2000 and 1998, respectively, as a result of certain contractual obligations in the purchase agreements relating to those acquisitions. We have recorded these earnout payments as additional purchase price, resulting in corresponding increases in goodwill.

In October 2001, we acquired all of the outstanding stock of Fresh Express, a fresh-cut produce processor and distributor. We paid $296.4 million, net of cash acquired, for Fresh Express. The purchase price included the repayment of outstanding debt. We also assumed $71.7 million of trade payables, accrued expenses, deferred taxes and other liabilities with our acquisition of Fresh Express. As discussed above, in 2003, we paid $11.0 million in cash to the former shareholders of Fresh Express for certain contractual obligations and associated taxes related to the purchase of Fresh Express. In connection with the acquisition of Fresh Express, we adopted a plan for integration of the business. We originally established an accrual of $8.9 million as part of the initial allocation of the purchase price of Fresh Express, to provide for certain costs of this plan. The plan was to combine the Franklin Park, Illinois and the Chicago, Illinois, processing plants into one facility, convert the Greencastle, Pennsylvania, and the Chicago facilities into distribution centers, dispose of certain processing equipment at the Chicago and Greencastle plants and eliminate approximately 500 processing-related jobs at the affected facilities. In 2002, we reduced our accrual for the integration plan by $2.6 million, with a corresponding decrease in Fresh Express' goodwill. We made these adjustments primarily as a result of the finalization of the Greencastle and Chicago integration plans. In addition, we decided not to dispose of certain leased office buildings in Salinas, California, as originally planned. In the first quarter of 2003, we converted the Greencastle facility into a distribution center and eliminated approximately 300 processing-related jobs at that facility. In the second quarter of 2003, we decided not to convert the Chicago facility into a distribution center and will continue to use it for processing. Therefore, in the second quarter of 2003, we reduced our accrual for the integration plan by an additional $2.2 million, with a corresponding decrease in Fresh Express' goodwill. In the third quarter of 2003, we completed the integration plan. Through January 3, 2004, $2.6 million of employee separation costs and $1.4 million of professional fees, lease and related costs and dismantling costs have been charged against the accrual.

In September 2001, we acquired all the outstanding common stock of Springfield Foodservice, a privately owned, broadline foodservice distributor based in Springfield, Massachusetts. We paid $80.7 million for Springfield Foodservice, consisting of $41.0 million in cash and approximately 1.3 million of our common shares, valued at $39.7 million. The purchase price included the repayment of a portion of Springfield Foodservice's outstanding debt. We assumed $21.2 million of trade payables, accrued expenses and debt with the acquisition of Springfield Foodservice. In connection with the acquisition, we entered into an earnout agreement whereby we will be required to pay a former shareholder of Springfield Foodservice up to $3.9 million, payable in cash and shares of our common stock over a three-year period following the acquisition, if Springfield Foodservice achieves certain targeted levels of operating profit, as defined. We will record any earnout payments as additional purchase price, resulting in a corresponding increase in goodwill.

In April 2001, we acquired all of the outstanding stock of Empire Seafood, a privately owned distributor and processor of seafood. We paid $75.0 million for Empire Seafood, consisting of $54.3 million in cash, net of cash acquired, and approximately 803,000 shares of our common stock, valued at $19.6 million. We also assumed $9.6 million of accounts payable and accrued expenses with the acquisition of Empire Seafood. In connection with the acquisition, we entered into an earnout agreement whereby we will be required to pay certain former shareholders of Empire Seafood up to $7.5 million over a three-year period following the acquisition, payable in cash and shares of our common stock, if Empire Seafood achieves certain targeted levels of growth in adjusted operating profit, as defined. We will record any earnout payments as additional purchase price, resulting in a corresponding increase in goodwill.

Also in 2001, we paid a total of $3.8 million in cash and issued approximately 15,000 shares of our common stock for the acquisition of other businesses in 2001 and to the former shareholders of Carroll County Foods, State Hotel and AFFLINK, which were acquired in 2000, 1999 and 1998, respectively, as a result of certain contractual obligations in the purchase agreements related to those acquisitions. We recorded these earnout payments as additional purchase price, resulting in corresponding increases in goodwill.

Application of Critical Accounting Policies

We have prepared our consolidated financial statements and the accompanying notes in accordance with generally accepted accounting principles applied on a consistent basis. In preparing our financial statements, management must often make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements and during the reporting periods. Some of those judgments can be subjective and complex; consequently, actual results could differ from those estimates. We continually evaluate the accounting policies and estimates we use to prepare our financial statements. Management's estimates are generally based upon historical experience and various other assumptions that we determine to be reasonable in light of the relevant facts and circumstances. We believe that our critical accounting estimates include goodwill and other intangible assets, allowance for doubtful accounts, incurred but not reported insurance claims, reserve for inventories, sales incentives, vendor rebates and other promotional incentives and income taxes.

Goodwill and Other Intangible Assets. Our goodwill and other intangible assets include the cost of acquired subsidiaries in excess of the fair value of the tangible net assets recorded in connection with acquisitions. Other intangible assets include customer relationships, trade names, trademarks, patents and non-compete agreements. We use estimates and assumptions to determine the fair value of assets acquired and liabilities assumed, assigning lives to acquired intangibles and evaluating those assets for impairment after acquisition. These estimates and assumptions include indicators that would trigger an impairment of assets, whether those indicators are temporary, economic or competitive factors that affect valuation, discount rates and cash flow estimates. When we determine that the carrying value of such assets is not recoverable, or the estimated lives assigned to such assets are improper, we must reduce the carrying value of the assets to the net realizable value or adjust the amortization period of the asset, recording any adjustment in our consolidated statements of earnings.

SFAS No. 142 was effective at the beginning of 2002, except for goodwill and other intangible assets resulting from business combinations completed subsequent to June 30, 2001, for which the standard was effective beginning July 1, 2001. In accordance with SFAS No. 142, we ceased amortizing goodwill and other intangible assets with indefinite lives as of the beginning of 2002. SFAS No. 142 requires us to assess goodwill and other intangible assets with indefinite lives for impairment annually in the absence of an indicator of possible impairment and immediately upon an indicator of possible impairment. SFAS No. 142 requires us to estimate the fair value of our reporting units. If we determine the fair values of our reporting units are less than the carrying amount of goodwill and other intangible assets with indefinite lives on our balance sheet for that reporting unit, we must recognize an impairment loss in our financial statements. As of January 3, 2004, our unamortized goodwill was $583.0 million and other intangible assets totaled $196.8 million, net.

In the fourth quarter of 2003, we performed our annual impairment assessment of goodwill and other intangible assets with indefinite lives for our Broadline and Fresh-cut segments, in accordance with the provisions of SFAS No. 142. Our Customized segment has no goodwill or other intangible assets. We concluded that no impairment existed. In testing for potential impairment, we measured the estimated fair value of our reporting units based upon discounting future operating cash flows using an appropriate discount rate. A 10% change in our estimates of projected future operating cash flows or discount rate used in our calculation of the fair value of each reporting unit would have no impact on the reported value of our goodwill and other intangible assets with indefinite lives on our consolidated balance sheet as of January 3, 2004.

We report intangible assets with definite lives at cost less accumulated amortization. We compute amortization over the estimated useful lives of the respective assets, generally three to forty years. We test these intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a particular asset may not be recoverable, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. In order to evaluate the recoverability of an asset, we compare the carrying value of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. If we determine that the estimated, undiscounted future cash flows of the asset are less than its carrying amount on our consolidated balance sheet, we must record an impairment loss in our financial statements. In 2003 and 2002, we recorded no impairment loss for intangible assets with definite lives. Due to the numerous variables associated with our judgments and assumptions related to the valuation of the reporting units and intangible assets with definite lives, and the effects of changes in circumstances affecting these valuations, both the precision and reliability of the resulting estimates are subject to uncertainty. Therefore, as we become aware of additional information, we may change our estimates.

Allowance For Doubtful Accounts. We evaluate the collectibility of our accounts receivable based on a combination of factors. We regularly analyze our significant customer accounts, and when we become aware of a specific customer's inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position, we record a specific reserve for bad debt to reduce the related receivable to the amount we reasonably believe is collectible. We also record reserves for bad debt for all other customers based on a variety of factors, including the length of time the receivables are past due, the financial health of the customer, macroeconomic considerations and historical experience. If circumstances related to specific customers change, we may need to adjust our estimates of the recoverability of receivables. In 2003, 2002 and 2001, we wrote off uncollectible accounts receivable of $4.6 million, $3.4 million and $3.2 million, respectively, against the allowance for doubtful accounts. In 2003, 2002 and 2001, we recorded estimates of $5.5 million, $3.4 million and $3.4 million, respectively, in operating expenses to increase our allowance for doubtful accounts.

Incurred But Not Reported Insurance Claims. We maintain a self-insurance program covering portions of our general and vehicle liability, workers' compensation and group medical insurance. The amounts in excess of the self-insured levels are fully insured, subject to certain limitations and exclusions. We accrue an estimated liability for these self-insured programs, including an estimate for incurred but not reported claims, based on known claims and past claims history. These accruals are included in accrued expenses on our consolidated balance sheets. The provisions for insurance claims include estimates of the frequency and timing of claim occurrences, as well as the ultimate amounts to be paid. The accounting estimate related to incurred but not reported insurance claims is highly susceptible to change from period to period if claims differ from past claims history, which could have a material impact on our financial position and results of operations. For example, in 2003, increased estimated workers' compensation and vehicle liability insurance costs negatively affected our financial position and results of operations. If we experience claims in excess of our estimates by 5%, our insurance expense and related insurance liability would increase by $2.2 million, negatively affecting our consolidated financial statements.

Reserve for Inventories. We maintain reserves for slow-moving and obsolete inventories. These reserves are based upon inventory category, inventory age, specifically identified inventory items and overall economic conditions. A sudden and unexpected change in consumer preferences could result in a significant change in the reserve balance and a corresponding charge to earnings.

Sales Incentives. We, primarily through our Fresh-cut segment, offer sales incentives and promotions to our customers (resellers) and to consumers. These incentives primarily include volume and growth rebates, exclusivity and placement fees (fees paid to retailers for product display), consumer coupons and promotional discounts. We follow the requirements of EITF No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (including a Reseller of the Vendor's Products). Consideration given to customers and consumers related to sales incentives is recorded as a reduction of sales. We treat changes in the estimated amount of incentives to be paid as changes in estimates and recognize them in the period of change.

We systematically and rationally allocate the cost of volume and growth rebates and exclusivity and placement fees to each of the underlying revenue transactions that resulted in progress by the customer toward earning the incentives. If we cannot reasonably estimate the amount of future incentives, we record the maximum potential amount. We use a customer's prior purchasing volume and other factors to assist us in estimating the total incentives to be paid, if any. We record promotional discounts primarily as a reduction to the customer's invoice for goods purchased based on an underlying agreement with the customer.

We record the cost of consumer coupons at the later of the date that we offer the coupon or the date we recognize the related revenue. In recording coupon expense, we estimate the amount of refunds or rebates that will be redeemed by consumers. We primarily use historical coupon redemption data and forecasted sales volumes to estimate the amount to be redeemed. If we cannot reasonably and reliably estimate this amount, we record the maximum potential amount.

We believe that the estimates we have recorded for volume and growth rebates, exclusivity and placement fees and coupon allowances are reasonable and appropriate, based on facts and circumstances known at the time we recorded the estimates. A significant change in customer purchase volumes, coupon redemption rates or consumer purchase volumes, among other factors, could result in a significant change in our net sales and earnings.

Vendor Rebates and other Promotional Incentives. We participate in various rebate and promotional incentives with our suppliers, including volume and growth rebates, annual and multi-year incentives and promotional programs. In 2003, we adopted EITF No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor. The adoption of EITF No. 02-16 did not have a material impact on our consolidated financial position or results of operations.

We generally record consideration received under these incentives as a reduction of cost of goods sold. However, in certain circumstances, we record the consideration as a reduction of costs that we incur. We may receive consideration in the form of cash and/or invoice deductions. We treat changes in the estimated amount of incentives to be received as changes in estimates and recognize them in the period of change.

We record consideration that we receive for incentives containing volume and growth rebates and annual and multi-year incentives as a reduction of cost of goods sold. We systematically and rationally allocate the consideration for these incentives to each of the underlying transactions that results in progress by us toward earning the incentives. If the incentives are not probable and reasonably estimable, we record the incentives as the underlying objectives or milestones are achieved. We record annual and multi-year incentives when we earn them, generally over the agreement period. We estimate whether we will achieve the underlying objectives or milestones using current and historical purchasing data, forecasted purchasing volumes and other factors. We record consideration received to promote and sell the supplier's products as a reduction of our costs, as the consideration is typically a reimbursement of costs incurred by us. If we receive consideration from the suppliers in excess of our costs, we record any excess as a reduction of cost of goods sold.

In July 2003, the EITF reached a tentative conclusion on EITF No. 03-10, Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers. EITF No. 03-10 is discussed below in "Recently Issued Accounting Pronouncements."

Income Taxes. We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. We must make judgments in determining our provision for income taxes. In the ordinary course of business, many transactions occur for which the ultimate tax outcome is uncertain at the time of the transaction. We adjust our income tax provision in the period in which we determine that it is probable that our actual results will differ from our estimates. Tax law and rate changes are reflected in the income tax provision in the period in which such changes are enacted.

At January 3, 2004 and December 28, 2002, we had $5.3 million and $4.6 million, respectively, of deferred tax assets related to net operating loss carryforwards for state income tax purposes. The net operating loss carryforwards at January 3, 2004 expire in years 2004 through 2023. Additionally, at January 3, 2004, we had certain state income tax credit carryforwards, which expire in years 2011 through 2012. At December 28, 2002, we had no state income tax credit carryforwards. Our realization of these deferred tax assets is dependent upon future taxable income.

We evaluate the need to record valuation allowances that would reduce deferred tax assets to the amount that is more likely than not to be realized. When assessing the need for valuation allowances, we project future taxable income and consider prudent and feasible tax planning strategies. Should a change in circumstances lead to a change in judgment about the realizability of deferred tax assets in future years, we would record valuation allowances in the period that the change in circumstances occurs, along with a corresponding charge to net earnings. Based on our evaluation, we expect that we will fully realize our deferred tax assets; therefore, we have not recorded any valuation allowances.

Management has discussed the development and selection of these critical accounting policies with the audit committee of the board of directors, and the audit committee has reviewed the above disclosure. Our financial statements contain other items that require estimation, but are not as critical as those discussed above. These include our calculations for bonus accruals, depreciation and amortization. Changes in estimates and assumptions used in these and other items could have an effect on our consolidated financial statements.

Recently Issued Accounting Pronouncements

In July 2003, the EITF reached a tentative conclusion on EITF No. 03-10, Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers. EITF No. 03-10 states that certain sales incentive arrangements are not subject to the guidance in EITF No. 02-16. EITF No. 03-10 also requires disclosure of the accounting policy with respect to vendors' sales incentive arrangements. EITF No. 03-10 is effective for fiscal years beginning after December 15, 2003. We are evaluating the impact of adopting this pronouncement, but we do not expect it to have a material impact on our consolidated financial position or results of operations.

In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition. SAB No. 104 rescinds portions of SAB No. 101, Revenue Recognition in Financial Statements. We applied the provisions of SAB No. 104 in 2003, which did not have a material impact on our consolidated financial position or results of operations.

Quarterly Results And Seasonality

Set forth below is certain summary information with respect to our operations for the most recent eight fiscal quarters. All of the fiscal quarters set forth below had 13 weeks, except for the fourth quarter of 2003, which had 14 weeks. Historically, the restaurant and foodservice business is seasonal, with lower sales in the first quarter. Consequently, we may experience lower net sales during the first quarter, depending on the timing of any future acquisitions. Management believes our quarterly net sales will continue to be impacted by the seasonality of the restaurant business. In addition, our Fresh-cut segment experiences some seasonality, primarily due to changes in raw material costs, as product is grown in different regions of the country in certain times of the year.

	2003

(In thousands, except per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net sales.......................................................	$1,269,105	$1,366,883	$1,388,334	$1,495,489
Gross profit..................................................	199,338	215,004	215,384	224,810
Operating profit...........................................	30,404	43,746	39,826	24,754
Earnings before income taxes......................	26,483	38,620	34,846	19,714
Net earnings.................................................	16,420	23,944	21,604	12,223
Basic net earnings per common share.........	0.36	0.53	0.47	0.27
Diluted net earnings per common share......	0.35	0.49	0.44	0.26

	2002

(In thousands, except per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net sales.....................................................	$996,903	$1,068,054	$1,169,848	$1,203,578
Gross profit................................................	153,325	182,094	188,700	196,819
Operating profit.........................................	21,416	40,260	30,487	33,535
Earnings before income taxes....................	17,210	35,645	25,580	27,927
Net earnings...............................................	10,756	22,278	15,988	17,454
Basic net earnings per common share........	0.25	0.51	0.36	0.39
Diluted net earnings per common share.....	0.24	0.47	0.34	0.37

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Our primary market risks are related to fluctuations in interest rates and changes in commodity prices. Our primary interest rate risk is from changing interest rates related to our outstanding debt. We currently manage this risk through a combination of fixed and floating rates on these obligations. As of January 3, 2004, our total debt consisted of fixed and floating rate debt of $256.8 million and $98.5 million, respectively. In addition, our Receivables Facility has a floating rate. Substantially all of our floating rates are based on LIBOR with the exception of the rate on the Receivables Facility, which is based upon a 30-day commercial-paper rate. A 100 basis-point increase in market interest rates on all of our floating-rate debt and our Receivables Facility would result in a decrease in net earnings and cash flows of approximately $1.3 million per annum, holding other variables constant.

Significant commodity price fluctuations for certain commodities that we purchase, particularly for lettuce, could have a material impact on our results of operations. In an attempt to manage our commodity price risk, our Fresh-cut segment, in the normal course of business, enters into contracts to purchase pre-established quantities of various types of produce, particularly lettuce, at contracted prices based on our expected needs. To a lesser extent, our Broadline segment also enters into contracts to purchase pre-established quantities of products in the normal course of business. Commitments that we have entered into to purchase produce and other products in our Fresh-cut and Broadline segments as of January 3, 2004, are included in the table of contractual obligations in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financing Activities" in this Form 10-K.

In the case of produce, in the event that the amount of produce that we have contracted to purchase is not sufficient to meet our needs, either because of unexpected demand for our products, or as a result of disruptions in supply (for instance, due to weather or disease), we will be required to purchase additional produce to meet our needs on the open market at prices that may be significantly higher than our contracted prices. Alternatively, we may need to enter into contracts to meet our forecasted needs during times of elevated market prices. If the market prices subsequently decline, we are still required to pay the contracted price for the contracted amounts of produce.

Item 8. Financial Statements and Supplementary Data.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Disclosure Controls and Procedures.

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The Proxy Statement issued in connection with the shareholders' meeting to be held on May 19, 2004, contains under the captions "Proposal 1: Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" information required by Item 10 of Form 10-K, including disclosures about the Audit Committee, and any audit committee financial expert, and is incorporated herein by reference. Pursuant to General Instruction G (3), certain information concerning our executive officers is included in Part I of this Form 10-K, under the caption "Executive Officers."

The Company has adopted a code of corporate conduct for all of its associates (including officers) and directors (the "Code of Corporate Conduct"), a copy of which has been posted on the Company's website at www.pfgc.com. Please note that our website address is provided as an inactive textual reference only. The Company will make any legally required disclosures regarding amendments to, or waivers of, provisions of its Code of Corporate Conduct in accordance with the rules and regulations of the SEC and the National Association of Securities Dealers, Inc.

Item 11. Executive Compensation.

The Proxy Statement issued in connection with the shareholders' meeting to be held on May 19, 2004, contains under the caption "Executive Compensation" information required by Item 11 of Form 10-K and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table summarizes information concerning the Company's equity compensation plans at January 3, 2004:

Plan Category	Number of Shares to be Issued upon Exercise of Outstanding Options and Warrants	Weighted Average Exercise Price of Outstanding Options and Warrants	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in First Column)*

Equity compensation plans approved by shareholders	4,492,996	$21.90	2,684,310

Equity compensation plans not approved by shareholders	N/A	N/A	N/A

Total	4,492,996	$21.90	2,684,310

*	Includes 311,305 shares available for future issuance under our Employee Stock Purchase Plan as of January 3, 2004, of which 98,480 were issued on January 14, 2004.

The Proxy Statement issued in connection with the shareholders' meeting to be held on May 19, 2004, contains under the captions "Security Ownership of Certain Beneficial Owners" and "Proposal 1: Election of Directors," information required by Item 12 of Form 10-K and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

The Proxy Statement issued in connection with the shareholders' meeting to be held on May 19, 2004, contains under the caption "Certain Transactions" information required by Item 13 of Form 10-K and is incorporated herein by reference.

Item 14. Principal Accountants' Fees and Services.

Information with respect to fees and services related to our independent auditors, KPMG LLP, and the disclosure of the Audit Committee's pre-approval policies and procedures related to audit fees and services are contained in the Proxy Statement issued in connection with the shareholders' meeting to be held on May 19, 2004, and are incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
(a)	1	Financial Statements. See index to Financial Statements above.

	2	Financial Statement Schedules. See index to Financial Statement Schedules above.

	3	Exhibits:
Exhibit Number		Description

A.		Incorporated by reference to our Registration Statement on Form S-1 (No. 33-64930) (File No. 0-22192), filed June 24, 1993:

3.2	-	Restated Bylaws of Registrant.

4.1	-	Specimen Common Stock certificate.

4.2	-	Article 5 of the Registrant's Restated Charter (included in Exhibit 3.1).

4.3	-	Article 6 of the Registrant's Restated Bylaws (included in Exhibit 3.2).

10.1	-	1993 Outside Directors' Stock Option Plan.

10.2	-	Trust Agreement for Performance Food Group Employee Savings and Stock Ownership Plan.

10.3	-	Form of Pocahontas Food Group, Inc. Executive Deferred Compensation Plan.

10.4	-	Form of Indemnification Agreement.

B.		Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended January 1, 1994 (File No. 0-22192), filed March 29, 1994:

10.5	-	First Amendment to the Trust Agreement for Pocahontas Food Group, Inc. Employee Savings and Stock Ownership Plan.

10.6	-	Performance Food Group Employee Stock Purchase Plan.
C.		Incorporated by Reference to our Annual Report on Form 10-K for the fiscal year ended December 28, 1996 (File No. 0-22192), filed March 27, 1997:

10.7	-	Performance Food Group Company Employee Savings and Stock Ownership Plan Savings Trust.

D.		Incorporated by Reference to our Report on Form 8-K dated May 20, 1997 (File No. 0-22192), filed May 20, 1997:

10.8	-	Rights Agreement dated as of May 16, 1997 between Performance Food Group Company and First Union National Bank of North Carolina, as Rights Agent.
E.		Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 27, 1997 (File No. 0-22192), filed March 26, 1998:

10.9	-	Form of Change in Control Agreement dated October 29, 1997 with, John D. Austin, John R. Crown, Thomas Hoffman, Kenneth Peters and Robert C. Sledd.

10.10	-	Form of Change in Control Agreement dated October 27, 1997 with certain key executives.

Exhibit Number		Description

F.		Incorporated by Reference to our Quarterly Report on Form 10-Q for the quarter ended June 27, 1998 (File No. 0-22192), filed August 11, 1998:

10. 11	-	Form of Note Purchase Agreement dated as of May 8, 1998 for 6.77% Senior Notes due May 8, 2010.

G.		Incorporated by Reference to our Annual Report on Form 10-K for the fiscal year ended January 2, 1999 (File No. 0-22192), filed April 1,1999:

10.12	-	Performance Food Group Company Executive Deferred Compensation Plan.

H.		Incorporated by Reference to our Quarterly Report on Form 10-Q for the quarter ended April 3, 1999 (File No. 0-22192), filed May 18, 1999:

10.13	-	Letter of Credit and Reimbursement Agreement by and among KMB Produce, Inc. and First Union National Bank, dated as of March 1, 1999.

10.14	-	Guaranty Agreement by and among Performance Food Group Company and First Union National Bank, dated as of March 1, 1999.

I.		Incorporated by reference to our Report on Form 8-K dated November 27, 2000 (File No. 0-22192), filed November 27, 2000:

2.1	-

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

10.15	-	Amendment No. 1 to Rights Agreement dated June 30, 1999 between Performance Food Group Company and American Stock Transfer Trust Company, as subsequent Rights Agent.
10.16	-	Amendment No. 2 to Rights Agreement dated November 22, 2000 between Performance Food Group Company and American Stock Transfer Trust Company, as subsequent Rights Agent.

J.		Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001(File No. 0-22192) filed May 15, 2001:

10.17	-	Trust Indenture between Fresh Advantage, Inc. and First Union National Bank dated as of February 1, 2001.

10.18	-	Confirmation of Guaranty between Performance Food Group Company and First Union National Bank dated as of February 1, 2001.

10.19	-	Amendment No. 1 of Irrevocable Letter of Credit with First Union National Bank dated as of February 1, 2001.

K.		Incorporated by reference to our Registration Statement on Form S-4 (Registration No 333-61612) (File No. 0-22192), filed May 25, 2001:

3.1	-	Restated Charter of Registrant

L.	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001(File No. 0-22192), filed August 14, 2001:

Exhibit Number		Description

10.20	-

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

M.		Incorporated by reference to our Report on Form 8-K dated September 10, 2001(File No. 0-22192), filed September 10, 2001:

2.2	-

Agreement and Plan of Merger, dated as of August 9, 2001, by and among Fresh International Corp., Performance Food Group Company and PFGC Acquisition, Inc. (Pursuant to Item 601(b)(2) of Regulation S-K, the schedules of this agreement are omitted, but will be provided supplementally to the Securities and Exchange Commission upon request.)

N.		Incorporated by reference to our Report on Form 8-K/A dated October 15, 2001(File No. 0-22192), filed October 15, 2001:

10.21	-	Indenture to be entered into, dated as of October 16, 2001, between Performance Food Group Company and Bank One Trust Company, N.A.

10.22	-	First Supplemental Indenture to be entered into, dated as of October, 16, 2001, between Performance Food Group Company and Bank One Trust Company, N.A.

O.		Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 29,2001 (File No. 022192), filed March 29, 2002:

10.23	-	1993 Employee Stock Incentive Plan (restated electronically for SEC filing purposes only)

P.		Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 29, 2002 (File No. 0-22192), filed August 13, 2002:

10.24	-

Amendment to Receivable Purchase Agreement dated as of July 12, 2002, by and among PFG Receivables Corporation, as Seller, Performance Food Group Company as Servicer, Jupiter Securitization Corporation and Bank One, N.A. as Agent.

Q.		Incorporated by reference to our Registration Statement on Form S-8 (File No. 333-105082), filed May 8, 2003:

10.25	-	2003 Equity Incentive Plan

R.		Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 29, 2003 (File No. 0-22192), filed May 13, 2003:

10.26	-

Amended and Restated Credit Agreement dated as of April 28, 2003 by and among Performance Food Group Company, as Borrower, the Lenders referred to therein and Wachovia Bank, National Association, as Administrative Agent.

10.27	-	Form of Revolving Credit Note.

S.		Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 28, 2003 (File No. 0-22192), filed August 12, 2003:

10.28	-

Amendment to Receivables Purchase Agreement dated as of June 30, 2003, by and among PFG Receivables Corporation, as Seller, Performance Group Company, as Servicer, Jupiter Securitization Corporation and Bank One, NA as Agent.

Exhibit Number		Description

10.29	-	Form of Lease Agreement for the Lebanon, Tennessee; Morristown, Tennessee; Richmond, Virginia; and Temple, Texas, Texas facilities.

T.		Filed herewith:

10.30	-	Performance Food Group Company Supplemental Executive Retirement Plan.

10.31	-	Amended and Restated Performance Food Group Company Employee Savings and Stock Ownership Plan, as amended.

12	-	Schedule of Earnings to Fixed Charges.

21	-	List of Subsidiaries.

23.1	-	Consent of Independent Auditors.

31.1	-	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	-	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	-	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)		Report on Form 8-K:

On October 28, 2003, we furnished a Current Report on Form 8-K pursuant to Item 12 thereof relating to our results of operations for the quarter ended September 27, 2003.

Notwithstanding the foregoing, information furnished under Items 9 and 12 of our Current Reports on Form 8-K, including the related exhibits, shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 18, 2004.

PERFORMANCE FOOD GROUP COMPANY

By: /s/ Robert C. Sledd
Robert C. Sledd
Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert C. Sledd Robert C. Sledd	Chairman, Chief Executive Officer and President Principal Executive Officer]	March 18, 2004

/s/ John D. Austin John D. Austin	Senior Vice President and Chief Financial Officer [Principal Financial and Accounting Officer]	March 18, 2004

/s/ Charles E. Adair Charles E. Adair	Director	March 18, 2004

/s/ Mary C. Doswell Mary C. Doswell	Director	March 18, 2004

/s/ Fred C. Goad, Jr. Fred C. Goad, Jr.	Director	March 18, 2004

/s/ Timothy M. Graven Timothy M. Graven	Director	March 18, 2004

/s/ John E. Stokely John E. Stokely	Director	March 18, 2004

Independent Auditors' Report

The Board of Directors

Performance Food Group Company:

We have audited the accompanying consolidated balance sheets of Performance Food Group Company and subsidiaries (the "Company") as of January 3, 2004 and December 28, 2002, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the fiscal years in the three-year period ended January 3, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Performance Food Group Company and subsidiaries as of January 3, 2004 and December 28, 2002, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended January 3, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, in 2002 the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, as required for goodwill and intangible assets resulting from business combinations consummated prior to June 30, 2001. As further discussed in Note 2 to the consolidated financial statements, effective July 1, 2001, the Company adopted the provisions of SFAS No. 141, Business Combinations, and certain provisions of SFAS No. 142, as required for goodwill and intangible assets resulting from business combinations consummated after June 30, 2001.

/s/ KPMG LLP

Richmond, Virginia
February 3, 2004

PERFORMANCE FOOD GROUP COMPANY
CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share amounts)	2003	2002

ASSETS

Current assets:
Cash and cash equivalents	$38,916	$33,660
Accounts receivable, net, including retained
interest in securitized receivables	242,340	220,676
Inventories	257,198	239,846
Prepaid expenses and other current assets	19,317	17,095
Income taxes receivable	9,314	-
Deferred income taxes	14,790	17,869

Total current assets	581,875	529,146

Property, plant and equipment, net	363,052	293,994
Goodwill, net	582,966	575,464
Other intangible assets, net	196,814	205,497
Other assets	11,761	13,616

Total assets	$1,736,468	$1,617,717

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Outstanding checks in excess of deposits	$81,797	$74,759
Current installments of long-term debt	1,358	2,504
Trade accounts payable	235,392	236,438
Accrued expenses	150,377	125,265
Income taxes payable	-	9,098

Total current liabilities	468,924	448,064

Long-term debt, excluding current installments	353,919	370,095
Deferred income taxes	109,810	84,689

Total liabilities	932,653	902,848

Shareholders' equity
Preferred stock, $.01 par value; 5,000,000 shares authorized,
no shares issued, preferences to be defined when issued	-	-
Common stock, $.01 par value; 100,000,000 shares authorized,
45,862,479 and 45,275,993 shares issued and outstanding	459	453
Additional paid-in capital	507,161	492,946
Retained earnings	296,195	222,004

Loan to leveraged employee stock ownership plan	-	(534)

Total shareholders' equity	803,815	714,869

Total liabilities and shareholders' equity	$1,736,468	$1,617,717

See accompanying notes to consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)	2003	2002	2001

Net sales	$5,519,811	$4,438,383	$3,237,248
Cost of goods sold	4,665,275	3,717,445	2,780,128

Gross profit	854,536	720,938	457,120
Operating expenses	715,806	595,240	381,135

Operating profit	138,730	125,698	75,985

Other income (expense):
Interest expense	(19,123)	(18,763)	(8,807)
Loss on sale of receivables	(1,765)	(1,832)	(1,445)
Other, net	1,821	1,259	(438)

Other expense, net	(19,067)	(19,336)	(10,690)

Earnings before income taxes	119,663	106,362	65,295

Income tax expense	45,472	39,886	24,812

Net earnings	$74,191	$66,476	$40,483

Weighted average common shares outstanding	45,583	44,445	37,957
Basic net earnings per common share	$1.63	$1.50	$1.07

Weighted average common shares and dilutive
potential common shares outstanding	53,002	52,047	39,328
Diluted net earnings per common share	$1.54	$1.42	$1.03

See accompanying notes to consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common stock		Additional		Loan to	Total
(Dollar amounts in thousands)	Shares	Amount	paid-in capital	Retained earnings	leveraged ESOP	shareholders' equity

Balance at December 30, 2000	35,480,336	$355	$243,408	$115,045	$(1,784)	$357,024

Proceeds from offering of common stock	5,750,000	58	143,333	-	-	143,391
Issuance of shares for acquisitions	2,087,338	21	59,726	-	-	59,747
Employee stock option, incentive
and purchase plans	450,788	4	5,132	-	-	5,136
Tax benefit from exercise
of stock options	-	-	1,820	-	-	1,820
Principal payments on loan to
leveraged ESOP	-	-	-	-	596	596
Net earnings	-	-	-	40,483	-	40,483

Balance at December 29, 2001	43,768,462	438	453,419	155,528	(1,188)	608,197

Issuance of shares for acquisitions	893,112	9	28,094	-	-	28,103
Employee stock option, incentive
and purchase plans	614,419	6	8,114	-	-	8,120
Tax benefit from exercise
of stock options	-	-	3,319	-	-	3,319
Principal payments on loan to
leveraged ESOP	-	-	-	-	654	654
Net earnings	-	-	-	66,476	-	66,476

Balance at December 28, 2002	45,275,993	453	492,946	222,004	(534)	714,869

Issuance (return) of shares for acquisitions, net	(20,453)	-	(509)	-	-	(509)
Employee stock option, incentive
and purchase plans	606,939	6	11,030	-	-	11,036
Tax benefit from exercise
of stock options	-	-	3,694	-	-	3,694
Principal payments on loan to
leveraged ESOP	-	-	-	-	534	534
Net earnings	-	-	-	74,191	-	74,191

Balance at January 3, 2004	45,862,479	$459	$507,161	$296,195	$-	$803,815

See accompanying notes to consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)	2003	2002	2001

Cash flows from operating activities:
Net earnings	$74,191	$66,476	$40,483
Adjustments to reconcile net earnings to net cash provided
by operating activities:
Depreciation	42,911	36,522	21,716
Amortization	8,318	8,340	10,265
Tax benefit from exercise of stock options	3,694	3,319	1,820
Gain on sale of investment	(956)	-	-
Other	2,339	1,051	1,736
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(18,175)	(28,129)	92,077
Increase in inventories	(13,602)	(25,710)	(21,543)
(Increase) decrease in prepaid expenses and other current assets	(2,222)	(3,431)	470
Increase in other assets	(1,680)	(4,058)	(64)
(Decrease) increase in trade accounts payable	(646)	23,073	9,314
Increase in accrued expenses	26,834	12,443	6,413
Increase in deferred income taxes, net	24,443	6,291	13,239
(Decrease) increase in income taxes, net	(18,412)	21,846	(8,949)
Net cash provided by operating activities	127,037	118,033	166,977

Cash flows from investing activities:
Net cash paid for acquisitions	(13,956)	(215,129)	(395,439)
Purchases of property, plant and equipment	(112,819)	(57,656)	(30,136)
Proceeds from sale of investment	4,500	-	-
Proceeds from sale of property, plant and equipment	488	1,307	3,160
Decrease (increase) in intangibles	46	(709)	(383)
Net cash used in investing activities	(121,741)	(272,187)	(422,798)

Cash flows from financing activities:
Increase in outstanding checks in excess of deposits	7,038	15,923	12,093
Net (payments on) proceeds from revolving credit facility	(14,771)	98,000	(46,998)
Principal payments on long-term debt	(2,551)	(2,503)	(2,172)
Proceeds from issuance of long-term debt	-	-	202,157
Debt issuance costs	(792)	-	(8,042)
Proceeds from issuance of common stock	-	-	143,391
Employee stock option, incentive and purchase plans	11,036	8,120	5,136
Net cash (used in) provided by financing activities	(40)	119,540	305,565

Net increase (decrease) in cash and cash equivalents	5,256	(34,614)	49,744
Cash and cash equivalents, beginning of year	33,660	68,274	18,530

Cash and cash equivalents, end of year	$38,916	$33,660	$68,274

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

____________________________________________________________________________________________________________

1. Description of Business

Performance Food Group Company and subsidiaries (the "Company") market and distribute over 64,000 national and proprietary brand food and non-food products to approximately 48,000 customers in the foodservice or "food-away-from-home" industry. In addition, the Company is a major processor of fresh-cut produce marketed and distributed to retail and foodservice customers. The Company services both of the major customer types in the foodservice industry: "street" foodservice customers, which include independent restaurants, hotels, cafeterias, schools, healthcare facilities and other institutional customers; and multi-unit, or "chain," customers, which include regional and national family and casual dining and quick-service restaurants.

The Company services these customers through three operating segments: broadline foodservice distribution ("Broadline"); customized foodservice distribution ("Customized"); and fresh-cut produce processing ("Fresh-cut"). Broadline markets and distributes a total of more than 60,000 national and proprietary brand food and non-food products to over 47,000 street and chain customers. The Broadline segment has 19 distribution facilities that design their own product mix, distribution routes and delivery schedules to accommodate the needs of a large number of customers whose individual purchases vary in size. Broadline's customers are typically located within 250 miles of one of the Company's Broadline distribution centers in the Eastern, Midwestern and Southern United States. Customized services family and casual dining chain restaurants. These customers generally prefer a centralized point of contact that facilitates item and menu changes, tailored distribution routing and customer service. Customized segment customers can be located up to 1,800 miles away from one of its seven distribution centers, located throughout the United States. The Customized segment also supplies products to some of its customer locations internationally. Fresh-cut purchases, processes, packages and distributes a variety of packaged, ready-to-eat salads and other fresh-cut produce nationwide to food retailers. Fresh-cut also distributes various fresh produce offerings, primarily to third-party distributors for resale mainly to quick-service restaurants located throughout the United States. Fresh-cut operations are conducted at seven processing/distribution facilities and two distribution facilities.

The fiscal years ended January 3, 2004, December 28, 2002 and December 29, 2001 are referred to herein as the years 2003, 2002 and 2001, respectively. The Company uses a 52/53-week fiscal year ending on the Saturday closest to December 31. Consequently, the Company periodically has a 53-week fiscal year. The Company's 2003 fiscal year was a 53-week fiscal year. The 2002 and 2001 years were 52-week years. All share and per-share data have been adjusted to reflect the two-for-one common stock split that the Company paid on April 30, 2001 (see Note 14).

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Performance Food Group Company and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the Company's consolidated financial statements and notes thereto. The most significant estimates used by management are related to the accounting for the allowance for doubtful accounts, reserve for inventories, goodwill and other intangible assets, reserves for incurred but not reported insurance claims, sales incentives, vendor rebates and other promotional incentives, bonus accruals, depreciation, amortization and income taxes. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable represent receivables from customers in the ordinary course of business, are recorded at the invoiced amount and do not bear interest. Receivables are recorded net of the allowance for doubtful accounts in the accompanying consolidated balance sheets. The Company evaluates the collectibility of its accounts receivable based on a combination of factors. The Company regularly analyzes its significant customer accounts, and when it becomes aware of a specific customer's inability to meet its financial obligations to the Company, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position, the Company records a specific reserve for bad debt to reduce the related receivable to the amount it reasonably believes is collectible. The Company also records reserves for bad debt for all other customers based on a variety of factors, including the length of time the receivables are past due, the financial health of the customer, macroeconomic considerations and historical experience. If circumstances related to specific customers change, the Company's estimates of the recoverability of receivables could be further adjusted. At January 3, 2004 and December 28, 2002, the allowance for doubtful accounts was $9.1 million and $13.5 million, respectively.

Inventories

The Company's inventories consist primarily of food and non-food products. The Company's Broadline and Customized segments primarily value inventories at the lower of cost or market using principally the first-in, first-out ("FIFO") method. The Company's Fresh-cut segment values raw materials inventories using the FIFO method and values finished goods inventories using the actual cost method. Approximately 4% of the Company's inventories are accounted for using the last-in, first-out method. The Company maintains reserves for slow-moving and obsolete inventories. These reserves are based upon inventory category, inventory age, specifically identified items and overall economic conditions.

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

Goodwill and Other Intangible Assets

Goodwill and other intangible assets include the cost of acquired subsidiaries in excess of the fair value of the tangible net assets recorded in conjunction with acquisitions. Other intangible assets include customer relationships, trade names, trademarks, patents and non-compete agreements. Statement of Financial Accounting Standards ("SFAS") No. 142 requires the Company to assess goodwill and other intangible assets with indefinite lives for impairment annually, or more often if other circumstances indicate. If impaired, the assets should be written down to their fair values. To perform these assessments, the Company compared the net assets of its Broadline and Fresh-cut segments individually to the discounted expected future operating cash flows of each segment. The Company's Customized segment has no goodwill or other intangible assets. Based on the Company's assessments at January 3, 2004 and December 28, 2002, no impairment loss was recorded.

SFAS No. 142 was effective at the beginning of 2002, except for goodwill and other intangible assets resulting from business combinations completed subsequent to June 30, 2001, for which the standard was effective beginning July 1, 2001. In accordance with SFAS No. 142, the Company ceased amortizing goodwill and other intangible assets with indefinite lives as of the beginning of 2002. Intangible assets with definite lives are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally three to 40 years. Prior to the Company's adoption of SFAS No. 142, goodwill and other intangible assets were amortized using the straight-line method over the economic lives of the respective assets, generally five to 40 years. The following table presents the comparative consolidated net earnings and net earnings per share for each year presented in the Company's consolidated statements of earnings had SFAS No. 142 been in effect for 2001:

(In thousands, except per share amounts)	2003	2002	2001

Net earnings as reported	$74,191	$66,476	$40,483
Amortization of goodwill and amortization of
trade name, non-compete agreements and
customer relationships previously classified as
goodwill, net of income tax effects	-	-	4,137

Net income, adjusted	$74,191	$66,476	$44,620

Basic net earnings per common share, as reported	$1.63	$1.50	$1.07

Basic net earnings per common share, adjusted	$1.63	$1.50	$1.18

Diluted net earnings per common share, as reported	$1.54	$1.42	$1.03

Diluted net earnings per common share, adjusted	$1.54	$1.42	$1.13

Impairment of Long-Lived Assets

Long-lived assets held and used by the Company are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the Company compares the carrying value of the asset or asset group to the estimated, undiscounted future cash flows expected to be generated by the long-lived asset or asset group, as required by SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets.

Insurance Program

The Company maintains a self-insured program covering portions of general and vehicle liability, workers' compensation and group medical insurance. The amounts in excess of the self-insured levels are fully insured, subject to certain limitations and exclusions. The Company accrues its estimated liability for these self-insured programs, including an estimate for incurred but not reported claims, based on known claims and past claims history. These accruals are included in accrued expenses on the Company's consolidated balance sheets. The provisions for insurance claims include estimates of the frequency and timing of claims occurrences, as well as the ultimate amounts to be paid.

Comprehensive Income

Comprehensive income includes net earnings as well as other comprehensive income. In 2002, the Company had other comprehensive income, consisting of an interest rate lock, which was initiated in the third quarter of 2002 and was accounted for as a cash flow hedge. In the fourth quarter of 2002, the Company recorded a loss of $270,000, net of taxes, because the forecasted transaction did not occur. This loss was recorded in the consolidated statement of earnings in 2002. The Company had no components of other comprehensive income in 2003 or 2001.

Revenue Recognition

Sales are recognized and ownership risk transfers upon the delivery of goods to the customer. Sales returns are recorded as reductions of sales.

Sales Incentives

The Company, primarily through its Fresh-cut segment, offers sales incentives and promotions to its customers (resellers) and to consumers. These incentives primarily include volume and growth rebates, exclusivity and placement fees (fees paid to retailers for product display), consumer coupons and promotional discounts. The Company follows the requirements of the Financial Accounting Standards Board's ("FASB's") Emerging Issues Task Force ("EITF") No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (including a Reseller of the Vendor's Products). Consideration given to customers and consumers related to sales incentives is recorded as a reduction of sales. Changes in the estimated amount of incentives to be paid are treated as changes in estimates and are recognized in the period of change.

The cost of volume and growth rebates and exclusivity and placement fees is systematically and rationally allocated to each of the underlying revenue transactions that resulted in progress by the customer toward earning the incentives. If the Company cannot reasonably estimate the amount of future incentives, the Company records the maximum potential amount. The Company uses a customer's prior purchasing volume and other factors to assist in estimating the total incentives to be paid, if any. The cost of consumer coupons is recorded at the later of the date the coupon is offered or the date the related revenue is recognized by the Company. The amount recorded is based on the estimated amount of refunds or rebates that will be redeemed by consumers. The Company primarily uses historical coupon redemption data and forecasted sales volumes to estimate the amount to be redeemed. If the Company cannot reasonably and reliably estimate this amount, the Company records the maximum potential amount. Promotional discounts are primarily recorded as a reduction to the customer's invoice for goods purchased based on an underlying agreement with the customer.

Cost of Goods Sold

Cost of goods sold includes amounts paid to manufacturers and growers for products sold, plus the cost of transportation necessary to bring the products to the Company's facilities. Cost of goods sold also includes direct processing costs and an allocation of indirect costs related to the Fresh-cut segment's produce processing operations.

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

Consideration received for incentives that contain volume and growth rebates and annual and multi-year incentives is recorded as a reduction of cost of goods sold. The Company systematically and rationally allocates the consideration for these incentives to each of the underlying transactions that results in progress by the Company toward earning the incentives. If the incentives are not probable and reasonably estimable, the Company records the incentives as the underlying objectives or milestones are achieved. The Company records annual and multi-year incentives when earned, generally over the agreement period. The Company uses current and historical purchasing data, forecasted purchasing volumes and other factors in estimating whether the underlying objectives or milestones will be achieved. Consideration received to promote and sell the supplier's products is typically a reimbursement of costs incurred by the Company and is recorded as a reduction of the Company's costs. If the amount of consideration received from the suppliers exceeds the Company's costs, any excess is recorded as a reduction of cost of goods sold. For further discussion of the Company's accounting for vendor rebates and other promotional incentives, see "Recently Issued Accounting Pronouncements" below.

Shipping and Handling Fees and Costs

Shipping and handling fees billed to customers are included in net sales. Shipping and handling costs of $298.3 million, $239.9 million and $160.1 million in 2003, 2002 and 2001, respectively, are recorded in operating expenses in the consolidated statements of earnings.

Stock-Based Compensation

The Company has stock-based employee compensation plans, which are described in Note 16. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, no stock-based employee compensation cost was reflected in net earnings in the consolidated statements of earnings for 2003, 2002 and 2001. The following table illustrates the effect on net earnings and net earnings per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. The fair value of each option was estimated at the grant date using the Black-Scholes option pricing method.

	2003	2002	2001

Net earnings, as reported	$74,191	$66,476	$40,483
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(7,971)	(7,189)	(5,521)

Pro forma net earnings	$66,220	$59,287	$34,962

Net earnings per common share:

Basic - as reported	$1.63	$1.50	$1.07

Basic - pro forma	$1.45	$1.33	$0.92

Diluted - as reported	$1.54	$1.42	$1.03

Diluted - pro forma	$1.39	$1.28	$0.89

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

Reclassifications

Certain prior years' amounts have been reclassified to conform to the current year's presentation.

Recently Issued Accounting Pronouncements

In June 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses accounting for legal obligations associated with the retirement of certain long-lived assets that result from the acquisition, construction, development and the normal operation of long-lived assets. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense over the asset's useful life. The Company adopted the provisions of SFAS No. 143 at the beginning of 2003. The adoption of SFAS No. 143 did not have a material impact on the Company's consolidated financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. ("FIN") 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on the existing disclosure requirements for most guarantees. It also clarifies that at the time a company issues a guarantee, it must recognize an initial liability for the fair value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The accounting provisions of FIN 45 were effective on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 were effective for financial statements for periods ending after December 15, 2002. The Company adopted the disclosure requirements of FIN 45 in 2002. The Company applied the accounting requirements of FIN 45 to any guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on the Company's consolidated financial position or results of operations.

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued FIN 46 (Revised December 2003) to modify the effective date of FIN 46. In June 2003, the Company terminated its two master operating lease facilities, as discussed in Note 12. Therefore, the adoption of FIN 46 did not have a material impact on the Company's consolidated financial position or results of operations.

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

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies accounting for derivative instruments. The Company adopted SFAS No. 149 in the third quarter of 2003. The adoption of SFAS No. 149 did not have a material impact on the Company's consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 clarifies the accounting for certain financial instruments that, under previous guidance, issuers could account for primarily as equity, but now must be classified as liabilities. The Company adopted SFAS No. 150 in the third quarter of 2003. SFAS No. 150 had no impact on the Company's consolidated financial position or results of operations.

In July 2003, the EITF reached a tentative conclusion on EITF No. 03-10, Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers. EITF No. 03-10 states that certain sales incentive arrangements are not subject to the guidance in EITF No. 02-16. EITF No. 03-10 also requires disclosure of the accounting policy with respect to vendors' sales incentive arrangements. EITF No. 03-10 is effective for fiscal years beginning after December 15, 2003. The Company is evaluating the impact of adopting this pronouncement, but does not expect it to have a material impact on its consolidated financial position or results of operations.

In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition. SAB No. 104 rescinds portions of SAB No. 101, Revenue Recognition in Financial Statements. The Company has applied the provisions of SAB No. 104 in 2003, which did not have a material impact on the Company's consolidated financial position or results of operations.

3. Business Combinations

In 2003, the Company paid $11.0 million to the former shareholders of Fresh International Corp. and its subsidiaries (collectively "Fresh Express"). These payments were for certain contractual obligations and associated taxes related to the purchase of Fresh Express, which the Company acquired in 2001. Also in 2003, the Company paid $5.2 million and issued approximately 25,000 shares of its common stock, valued at approximately $891,000, related to contractual obligations in the purchase agreements for All Kitchens, Inc. ("All Kitchens"), Thoms-Proestler Company and TPC Logistics, Inc. (collectively "TPC"), Carroll County Foods, Inc. ("Carroll County Foods") and other companies acquired. The Company acquired All Kitchens and TPC in 2002 and Carroll County Foods in 2000. The Company recorded these earnout payments as additional purchase price, with corresponding increases in goodwill.

In October 2002, a wholly owned subsidiary of the Company, known as ProGroup (formerly Pocahontas Foods USA), acquired all of the assets of All Kitchens, a privately owned procurement and merchandising firm based in Boise, Idaho. All Kitchens provides procurement and merchandising services to its distributors. The Company believes that this acquisition increases its services to existing ProGroup and All Kitchens' distributors, and expands its geographic base of independent foodservice distributors. The Company paid $15.6 million in cash, and assumed $3.5 million of trade payables and accrued expenses. In connection with the acquisition, the Company will be required to pay the prior owner of the acquired assets up to $3.0 million in cash, if certain affiliate distributor targets are achieved, through September 2005. The Company will record and has recorded these earnout payments as additional purchase price, resulting in a corresponding increase in goodwill.

In July 2002, the Company acquired all of the outstanding common stock of TPC, a privately owned, broadline foodservice distributor based in Rock Island, Illinois. TPC services customers located throughout the states of Illinois, Indiana, Iowa and Wisconsin, including the major metropolitan area of Chicago. The Company believes that its acquisition of TPC extends its Broadline service area in the Midwest region. The Company paid $100.0 million, consisting of $84.1 million in cash and common stock valued at $15.9 million. The purchase price included the repayment of outstanding debt. The Company also assumed $18.4 million of trade payables and accrued expenses. In recording the acquisition, the Company valued the approximately 500,000 common shares issued using the measurement criteria in EITF No. 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination. In connection with the acquisition, the Company entered into an earnout agreement whereby the Company will be required to pay the former shareholders of TPC up to $7.0 million, consisting of cash and additional common shares, if TPC achieves certain targeted levels of growth in sales and operating profit margin, as defined, through July 2004. The Company will record and has recorded these earnout payments as additional purchase price, resulting in a corresponding increase in goodwill.

In July 2002, the Company also acquired all of the outstanding common stock of Middendorf Meat Company ("Middendorf Meat"), a privately owned, broadline foodservice distributor based in St. Louis, Missouri, through the merger of Middendorf Meat with a wholly owned subsidiary of the Company. Middendorf Meat distributes custom-cut steaks and other foodservice items to independent restaurants, private clubs, hotels and other foodservice establishments in St. Louis and surrounding areas. The Company believes that its acquisition of Middendorf Meat extends its service area to a region that is geographically contiguous to its other Broadline businesses. The Company paid $33.8 million, consisting of $22.2 million in cash and common stock valued at $11.6 million. The purchase price included the repayment of a portion of Middendorf Meat's outstanding debt. The Company also assumed $11.7 million in trade payables, accrued expenses, deferred taxes and debt. In the second quarter of 2003, the Company finalized the purchase price of Middendorf Meat, resulting in the return of $2.2 million in cash and $1.4 million in the Company's common stock from the former owners of Middendorf Meat, related to the closing net worth adjustment and certain related claims. The Company recorded this adjustment to the purchase price as a reduction of goodwill. In recording the acquisition, the Company determined the value of the approximately 46,000 common shares issued, net, based on the measurement criteria of EITF No. 99-12. In connection with the acquisition, the Company entered into an earnout agreement whereby the Company will be required to pay the former shareholders of Middendorf Meat up to $5.0 million, consisting of cash and additional common shares, if Middendorf Meat achieves certain targeted levels of growth in operating profit, as defined, over a period of up to six years following the acquisition. The Company will record any earnout payments as additional purchase price, resulting in a corresponding increase in goodwill.

In May 2002, the Company acquired all of the outstanding stock of Quality Foods, Inc. ("Quality Foods"), a privately owned, broadline foodservice distributor based in Little Rock, Arkansas, with distribution centers in Little Rock, and Batesville and Magee, Mississippi. Quality Foods provides products and services to traditional foodservice accounts in a region covering Arkansas, Louisiana, Mississippi, Missouri, Oklahoma, Tennessee and Texas. The Company believes that its acquisition of Quality Foods extends its service area to a region that is geographically contiguous to its other Broadline businesses. The Company paid $90.3 million, net of cash acquired. The purchase price included the repayment of outstanding debt. The Company also assumed $25.5 million of trade payables and accrued expenses. In connection with the acquisition, the Company entered into an earnout agreement whereby the Company will be required to pay the former shareholders of Quality Foods up to $24.0 million in cash if Quality Foods achieves certain targeted levels of growth in operating profit, as defined, over a three-year period following the acquisition. The Company will record any earnout payments as additional purchase price, resulting in a corresponding increase in goodwill.

Also in 2002, the Company paid a total of $2.9 million in cash and issued approximately 15,000 shares of its common stock, valued at approximately $500,000, to the former shareholders of Carroll County Foods and AFFLINK Incorporated (formerly Affiliated Paper Companies, Inc., "AFFLINK"), which were acquired in 2000 and 1998, respectively, as a result of certain contractual obligations in the purchase agreements relating to those acquisitions. The Company has recorded these earnout payments as additional purchase price, resulting in corresponding increases in goodwill.

In October 2001, the Company acquired all of the outstanding stock of Fresh Express, a fresh-cut produce processor and distributor. The Company paid $296.4 million, net of cash acquired. The purchase price included the repayment of outstanding debt. The Company also assumed $71.7 million of trade payables, accrued expenses, deferred taxes and other liabilities. As discussed above, in connection with the acquisition, in 2003, the Company paid $11.0 million in cash to the former shareholders of Fresh Express for certain contractual obligations and associated taxes related to the purchase of Fresh Express.

In connection with the acquisition of Fresh Express, the Company adopted a plan for integration of the business. The Company originally established an accrual of $8.9 million as part of the initial allocation of the purchase price of Fresh Express, to provide for certain costs of this plan. The plan was to combine the Franklin Park, Illinois and the Chicago, Illinois, processing plants into one facility, convert the Greencastle, Pennsylvania, and the Chicago facilities into distribution centers, dispose of certain processing equipment at the Chicago and Greencastle plants and eliminate approximately 500 processing-related jobs at the affected facilities.

(In thousands)	Workforce Reduction	Consolidation of Facilities and Other Charges	Total

Initial accrual	$4,025	$4,825	$8,850
Non-cash adjustments	(1,382)	(3,403)	(4,785)
Cash payments	(2,643)	(1,422)	(4,065)
Balance at January 3, 2004	$-	$-	$-

In 2002, the Company reduced its accrual for the integration plan by $2.6 million, with a corresponding decrease in Fresh Express' goodwill. These adjustments were primarily due to the Company's finalization of the Greencastle and Chicago integration plans. In addition, the Company decided not to dispose of certain leased office buildings in Salinas, California, as originally planned. In the first quarter of 2003, the Company converted the Greencastle facility into a distribution center and eliminated approximately 300 processing-related jobs at that facility. In the second quarter of 2003, the Company decided not to convert the Chicago facility into a distribution center and will continue to use it for processing. Therefore, in the second quarter of 2003, the Company reduced its accrual for the integration plan by an additional $2.2 million, with a corresponding decrease in Fresh Express' goodwill. In the third quarter of 2003, the Company completed the integration plan. Through January 3, 2004, $2.6 million of employee separation costs and $1.4 million of professional fees, lease and related costs and dismantling costs have been charged against the accrual.

In September 2001, the Company acquired all the outstanding common stock of Springfield Foodservice Corporation ("Springfield Foodservice"), a privately owned, broadline foodservice distributor based in Springfield, Massachusetts. The Company paid $80.7 million, consisting of $41.0 million in cash and approximately 1.3 million of the Company's common shares, valued at $39.7 million. The purchase price included the repayment of a portion of Springfield Foodservice's outstanding debt. The Company assumed $21.2 million of trade payables, accrued expenses and debt. In connection with the acquisition, the Company entered into an earnout agreement whereby the Company will be required to pay a former shareholder of Springfield Foodservice up to $3.9 million, payable in cash and shares of the Company's common stock over a three-year period following the acquisition, if Springfield Foodservice achieves certain targeted levels of operating profit, as defined. The Company will record any earnout payments as additional purchase price, resulting in a corresponding increase in goodwill.

In April 2001, the Company acquired all of the outstanding stock of Empire Seafood Holding Corp. and Empire Imports, Inc. (collectively, "Empire Seafood"), a privately owned distributor and processor of seafood. The Company accounted for the acquisition of Empire Seafood using the purchase method of accounting. The Company paid $75.0 million, consisting of $54.3 million in cash, net of cash acquired, and approximately 803,000 shares of the Company's common stock, valued at $19.6 million. The Company also assumed $9.6 million of accounts payable and accrued expenses. In connection with the acquisition, the Company entered into an earnout agreement whereby the Company will be required to pay certain former shareholders of Empire Seafood up to $7.5 million over a three-year period following the acquisition, payable in cash and shares of the Company's common stock, if Empire Seafood achieves certain targeted levels of growth in adjusted operating profit, as defined. The Company will record any earnout payments as additional purchase price, resulting in a corresponding increase in goodwill.

Also in 2001, the Company paid a total of $3.8 million in cash and issued approximately 15,000 shares of its common stock for the acquisition of other businesses in 2001 and to the former shareholders of Carroll County Foods, State Hotel Supply Company, Inc. and AFFLINK, which were acquired in 2000, 1999 and 1998, respectively, as a result of certain contractual obligations in the purchase agreements related to those acquisitions. The Company recorded these earnout payments as additional purchase price, resulting in corresponding increases in goodwill.

The consolidated statements of earnings and cash flows reflect the results of the All Kitchens, TPC, Middendorf Meat, Quality Foods, Fresh Express, Springfield Foodservice and Empire Seafood acquisitions from the dates of acquisition through January 3, 2004. The unaudited consolidated results of operations for 2002 on a pro forma basis as though these acquisitions had been consummated as of the beginning of 2002, including related purchase price adjustments through January 3, 2004, are as follows:

(In thousands, except per share amounts)	2002

Net sales	$4,786,830
Gross profit	783,286
Net earnings	64,273
Basic net earnings per common share	1.43
Diluted net earnings per common share	1.37

The pro forma results are presented for information purposes only and are not necessarily indicative of the results that would have occurred had these acquisitions been consummated as of the beginning of 2002.

4. Goodwill and Other Intangible Assets

The following table presents details of the Company's intangible assets as of January 3, 2004 and December 28, 2002:

	2003			2002

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Intangible assets with definite lives:
Customer relationships	$110,824	$14,529	$96,295	$110,509	$8,464	$102,045
Trade names and trademarks	33,733	2,563	31,170	33,719	1,358	32,361
Deferred financing costs	9,408	3,011	6,397	8,836	1,764	7,072
Non-compete agreements	4,778	2,927	1,851	6,544	3,659	2,885
Patents	350	48	302	350	15	335
Total intangible assets with definite lives	$159,093	$23,078	$136,015	$159,958	$15,260	$144,698

Intangible assets with indefinite lives:
Goodwill*	$598,484	$15,518	$582,966	$590,982	$15,518	$575,464
Trade names*	60,934	135	60,799	60,934	135	60,799
Total intangible assets with indefinite lives	$659,418	$15,653	$643,765	$651,916	$15,653	$636,263

* Amortization was recorded before the Company's adoption of SFAS No. 142.

The Company recorded amortization expense of $9.7 million, $8.3 million and $10.3 million in 2003, 2002, and 2001, respectively. The estimated future amortization expense on intangible assets as of January 3, 2004 is as follows:

(In thousands)

2004	$9,466
2005	9,320
2006	8,964
2007	8,472
2008	7,891
Thereafter	91,902
Total amortization expense	$136,015

The following table presents the changes in the net carrying amount of goodwill allocated to the Company's reportable segments, as defined in Note 20, during 2003:

(In thousands)	Broadline Segment	Fresh-cut Segment	Total

Balance as of December 28, 2002	$357,150	$218,314	$575,464
Goodwill acquired	2,053	11,032	13,085
Purchase accounting adjustments	(8,710)	3,127	(5,583)

Balance as of January 3, 2004	$350,493	$232,473	$582,966

In 2003, the Company recorded goodwill of $13.1 million related to its acquisitions of All Kitchens, TPC, and Fresh Express as discussed in Note 3. In 2003, the Company adjusted goodwill by $5.6 million, net, for deferred taxes and other purchase price allocation adjustments related to acquisitions completed in 2002.

5. Net Earnings Per Common Share

Basic net earnings per common share ("EPS") is computed by dividing net earnings available to common shareholders (numerator) by the weighted-average number of common shares outstanding (denominator) during the period. Diluted EPS is calculated using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be repurchased upon the exercise of stock options.

In October 2001, the Company issued $201.3 million aggregate principal amount of 5½% subordinated convertible notes due in 2008 (the "Convertible Notes"). The calculation of diluted EPS is done on an "if-converted" basis and without conversion of the Convertible Notes. If the calculation of diluted EPS is more dilutive assuming conversion of the Convertible Notes, the after-tax interest on the Convertible Notes is added to net earnings in the numerator and the shares into which the Convertible Notes are convertible are added to the dilutive shares in the denominator. In 2003 and 2002, the Convertible Notes were dilutive and were included in the computation of diluted EPS. In 2001, the Convertible Notes were not included in the computation of diluted EPS because they were anti-dilutive. A reconciliation of the numerators and denominators for the basic and diluted EPS computations is as follows:

	2003			2002			2001
(In thousands, except per share amounts)	Net Earnings (1)	Shares (2)	Per-Share Amount	Net Earnings (1)	Shares (2)	Per-Share Amount	Net Earnings (1)	Shares (2)	Per-Share Amount

Amounts reported for basic EPS	$74,191	45,583	$1.63	$66,476	44,445	$1.50	$40,483	37,957	$1.07
Effect of dilutive securities:
Stock options	-	1,311		-	1,494		-	1,371
Convertible Notes	7,452	6,108		7,509	6,108		-	-
Amounts reported for diluted EPS	$81,643	53,002	$1.54	$73,985	52,047	$1.42	$40,483	39,328	$1.03

(1)	Numerator
(2)	Denominator

Options to purchase approximately 604,000 shares outstanding at January 3, 2004 were excluded from the computation of diluted EPS because of their anti-dilutive effect for 2003. The exercise prices of these options ranged from $35.76 to $40.50. Options to purchase approximately 593,000 shares outstanding at December 28, 2002 were excluded from the computation of diluted EPS because of their anti-dilutive effect for 2002. The exercise prices of these options ranged from $35.07 to $38.50. Options to purchase approximately 898,000 shares that were outstanding at December 29, 2001 were excluded from the computation of diluted EPS because of their anti-dilutive effect on EPS for 2001. The exercise prices of these options ranged from $28.08 to $34.38.

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

The Company received $78.0 million of proceeds from the sale of the undivided interest in receivables under the Receivables Facility in 2001 and has continued to securitize its accounts receivable. Under the original terms of the Receivables Facility, the amount of the undivided interest in the receivables owned by the financial institution could not exceed $90.0 million at any one time. In June 2003, the Company extended the term of the Receivables Facility through June 28, 2004, and increased the amount of the undivided interest in the receivables that can be owned by the financial institution to $165.0 million. In July 2003, the Company sold an incremental undivided interest in receivables under the Receivables Facility and received an additional $32.0 million of proceeds. These proceeds were used to repay borrowings under the Company's revolving credit facility and to fund working capital needs.

At January 3, 2004, securitized accounts receivable totaled $189.4 million, including $110.0 million sold to the financial institution and derecognized from the consolidated balance sheet. Total securitized accounts receivable includes the Company's residual interest in accounts receivable ("Residual Interest") of $79.4 million. At December 28, 2002, securitized accounts receivable totaled $115.8 million, including $78.0 million sold to the financial institution and derecognized from the consolidated balance sheet, and including the Residual Interest of $37.8 million. The Residual Interest represents the Company's retained interest in receivables held by PFG Receivables Corporation. The Residual Interest was measured using the estimated discounted cash flows of the underlying accounts receivable, based on estimated collections and a discount rate approximately equivalent to the Company's incremental borrowing rate. The loss on sale of the undivided interest in receivables of $1.8 million in 2003 and 2002 and $1.4 million in 2001 is included in other expense, net, in the consolidated statements of earnings and represents the Company's cost of securitizing those receivables with the financial institution.

The Company records the sale of the undivided interest in accounts receivable to the financial institution in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Accordingly, at the time the undivided interest in receivables is sold, the receivables are removed from the Company's consolidated balance sheet. The Company records a loss on the sale of the undivided interest in these receivables, which includes a discount, based upon the receivables' credit quality and a financing cost for the financial institution, based upon a 30-day commercial-paper rate. At January 3, 2004, the rate under the Receivables Facility was 1.61% per annum.

The key economic assumptions used to measure the Residual Interest at the date of securitization and at January 3, 2004, were a discount rate of 3.00% and an estimated life of approximately 1.5 months. At January 3, 2004, an immediate adverse change in the discount rate and estimated life of 10% and 20%, with other factors remaining constant, would result in a reduction in the fair value of the Residual Interest and corresponding increase in the loss on sale of receivables of approximately $41,000 and $84,000, respectively.

7. Concentration of Sales and Credit Risk

Two of the Company's Customized segment customers, Outback Steakhouse, Inc. ("Outback Steakhouse") and Cracker Barrel Old Country Stores, Inc. ("Cracker Barrel"), account for a significant portion of the Company's consolidated net sales. Net sales to Outback Steakhouse accounted for approximately 11%, 12% and 15% of consolidated net sales for 2003, 2002 and 2001, respectively. Net sales to Cracker Barrel accounted for approximately 10%, 11% and 14% of consolidated net sales for 2003, 2002 and 2001, respectively. At January 3, 2004, amounts receivable from these two customers represented approximately 10% of consolidated gross accounts receivable.

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. The remainder of the Company's customer base includes a large number of individual restaurants, national and regional chain restaurants and franchises and other institutional customers. The credit risk associated with accounts receivable is minimized by the Company's large customer base and ongoing control procedures that monitor customers' creditworthiness.

8. Inventories

The following table provides details of inventories as of January 3, 2004 and December 28, 2002:

(In thousands)	2003	2002

Finished goods	$239,892	$224,477
Raw materials, including crops in ground	17,306	15,369

Inventories	$257,198	$239,846

9. Property, Plant and Equipment

Property, plant and equipment as of January 3, 2004 and December 28, 2002 consisted of the following:

(In thousands)	2003	2002	Range of Lives

Land	$31,991	$28,695
Buildings and building improvements	214,419	168,153	15-39 years
Transportation equipment	21,312	20,422	7-12 years
Warehouse and plant equipment	154,749	125,305	3-10 years
Office equipment, furniture and fixtures	62,033	52,884	3-10 years
Leasehold improvements	9,325	7,284	Lease term
Construction-in-process	22,927	11,143
	516,756	413,886
Less: accumulated depreciation and amortization	(153,704)	(119,892)
Property plant and equipment, net	$363,052	$293,994

10. Long-term Debt

Long-term debt as of January 3, 2004 and December 28, 2002 consisted of the following:

(In thousands)	2003	2002

Convertible Notes	$201,250	$201,250
Credit Facility	83,229	98,000
Senior Notes	50,000	50,000
Industrial Revenue Bonds	19,298	19,990
ESOP Loan	-	534
Other notes payable	1,500	2,825
Total long-term debt	355,277	372,599
Less: current installments	(1,358)	(2,504)
Long-term debt, excluding current installments	$353,919	$370,095

Convertible Notes

In October 2001, the Company issued $201.3 million aggregate principal amount of 5½% convertible subordinated notes due in 2008 (the "Convertible Notes"). The net proceeds from the issuance of the Convertible Notes and from the Company's concurrent offering of common stock, discussed in Note 14, were used to repay the Company's borrowings then outstanding under its existing revolving credit facility and to fund the acquisition of Fresh Express, described in Note 3. The Convertible Notes are subordinate to all existing and future senior debt and are convertible at any time until maturity into shares of the Company's common stock at a conversion price of $32.95 per share, subject to adjustment. The Company can redeem the Convertible Notes in whole or in part, at any time on or after October 16, 2004, subject to compliance with covenants contained in the revolving credit facility, discussed below. Each holder of the Convertible Notes has the right to cause the Company to repurchase all of such holder's Convertible Notes at 100% of their principal amount plus accrued interest upon a change of control of the Company, as defined in the indenture governing the Convertible Notes, and upon the occurrence of certain other events. Interest is payable semi-annually. In 2001, the Company paid $6.7 million of debt issuance costs related to the Convertible Notes. The debt issuance costs are being amortized to interest expense.

Credit Facility

In April 2003, the Company amended and restated its revolving credit facility (the "Credit Facility"), which, among other things, increased the facility to $350.0 million from $200.0 million. The Credit Facility expires in 2006 and bears interest at a floating rate equal to, at the Company's election, the agent bank's prime rate or a spread over LIBOR. This rate varies based upon the Company's senior leverage ratio, which excludes subordinated debt, and is defined in the credit agreement. The Credit Facility has an annual commitment fee, ranging from 0.20% to 0.25% of the average daily unused portion of the total facility, based on the Company's senior leverage ratio, as defined in the credit agreement. The Credit Facility also requires the maintenance of certain financial ratios, as defined in the credit agreement, and contains customary events of default. Under the Credit Facility, the Company's subsidiaries are no longer required to guarantee borrowings, letters of credit or any other obligations, as had been previously required. The Credit Facility allows for the issuance of up to $90.0 million of standby letters of credit, which reduce borrowings available under the Credit Facility. At January 3, 2004, the Company had $83.2 million of borrowings outstanding, $41.3 million of letters of credit outstanding and $225.5 million available under the Credit Facility, subject to compliance with customary borrowing conditions. At January 3, 2004, the Company's borrowings under the Credit Facility bore interest at a rate of 1.64% per annum. Interest is payable monthly.

Senior Notes

In May 1998, the Company issued $50.0 million of unsecured 6.77% Senior Notes due in May 2010 in a private placement. Interest is payable semi-annually. The Senior Notes require the maintenance of certain financial ratios, as defined, regarding debt to capital, fixed charge coverage and minimum net worth.

Industrial Revenue Bonds

In November 1999, prior to its acquisition by the Company, Redi-Cut Foods, Inc. and its affiliates, Kansas City Salad, L.L.C. and K.C. Salad Real Estate, L.L.C. (collectively "Redi-Cut") issued Tax Exempt Multi-Modal Industrial Development Revenue Bonds. The proceeds from the sale of these bonds, totaling $7.0 million, were used to finance the acquisition, construction, installation and equipment of Redi-Cut's fresh-cut produce processing facility in Kansas City, Missouri. Interest on these bonds is payable monthly. The bonds have annual mandatory redemptions through 2020. At January 3, 2004, the Company had $6.3 million outstanding under these bonds. Interest on the bonds adjusts weekly and was 1.42% per annum at January 3, 2004. The bonds are secured by a letter of credit issued by a commercial bank.

In March 1999, one of the Company's subsidiaries issued $9.0 million of tax-exempt industrial revenue bonds to finance the construction of a produce-processing facility. In January 2001, these bonds were refinanced with the proceeds of $9.0 million taxable revenue bonds, in order to free the Company from certain restrictive covenants applicable to the subsidiary that issued the tax-exempt bonds. Like the tax-exempt bonds, these taxable bonds bear interest at a rate determined weekly by the remarketing agent for the bonds, are secured by a letter of credit issued by a commercial bank and mature in March 2019. The interest rate for these bonds was 1.17% per annum at January 3, 2004.

In December 1997 and September 1999, prior to its acquisition by the Company, Middendorf Meat issued tax-exempt private activity revenue bonds totaling $3.7 million and $2.0 million, respectively. Payments on these bonds are due monthly through June 2011. These bonds bear interest at fixed rates of 6.69% and 7.14% per annum, respectively. At January 3, 2004, the Company had a total of $4.0 million outstanding under these bonds.

ESOP Loan

The Company sponsored a leveraged employee stock ownership plan that was financed with proceeds of a note payable to a commercial bank (the "ESOP Loan"). The ESOP Loan was repaid during 2003.

Maturities of long-term debt are as follows:

(In thousands)
2004	$1,358
2005	916
2006	84,061
2007	879
2008	202,181
Thereafter	65,882
Total long-term debt	$355,277

11. Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, outstanding checks in excess of deposits, trade accounts payable and accrued expenses approximate their fair values due to the relatively short maturities of those instruments. The carrying value of the Company's floating-rate, long-term debt and the value of its Receivables Facility not recorded on the Company's consolidated balance sheets approximates fair value due to the variable nature of their interest rates. The Company's Residual Interest in the Receivables Facility is recorded using the estimated discounted cash flows of the underlying accounts receivable, based on estimated collections and a discount rate approximately equivalent to the Company's incremental borrowing rate. Therefore, the carrying amount of the residual interest approximates fair value. See Note 6 for more information about the Receivables Facility. The Company's fixed-rate, long-term debt consists primarily of $201.3 million of Convertible Notes and $50.0 million of Senior Notes. The fair value of the Convertible Notes is estimated to be approximately $241.8 million and $256.3 million at January 3, 2004 and December 28, 2002, respectively, based on available market information. The Company estimates the fair value of its Senior Notes using a discounted cash flow analysis based on market borrowing rates as of January 3, 2004 and December 28, 2002. At January 3, 2004 and December 28, 2002, the fair value of the Senior Notes is estimated to be approximately $52.7 million and $53.8 million, respectively. See Note 10 for additional information about the Company's long-term debt.

12. Leases

The Company leases various warehouse and office facilities and certain equipment under long-term operating lease agreements that expire at various dates. At January 3, 2004, the Company is obligated under non-cancelable operating lease agreements to make future minimum lease payments as follows:

(In thousands)
2004	$51,999
2005	42,874
2006	34,419
2007	23,760
2008	17,802
Thereafter	119,439
Total minimum lease payments	$290,293

Total rent expense for operating leases in 2003, 2002 and 2001 was $63.9 million, $45.1 million and $31.4 million, respectively. Sublease rental income, which the Company recorded in operating expenses in its consolidated statements of earnings, was $6.6 million, $7.0 million and $2.9 million in 2003, 2002 and 2001, respectively. As of January 3, 2004, future minimum rental income under non-cancelable subleases totaled $12.7 million: $5.7 million in 2004; $4.2 million in 2005; $2.0 million in 2006; $451,000 in 2007; $174,000 in 2008 and $133,000 thereafter. These future minimum rental income amounts are not included in the above table of future minimum lease payments.

In June 2003, the Company terminated its two master operating lease facilities. In June 2003, the lessor sold two of the three distribution centers included in the first master operating lease facility (the "First Facility") to third parties unaffiliated with the Company. The Company concurrently entered into operating leases with those unaffiliated third parties for these distribution centers. The operating leases have initial terms of 22 years, plus five renewal options of five years each. The future minimum lease payments for these operating leases are included in the above table. In addition, the Company purchased the remaining distribution center in the First Facility from the lessor for $10.4 million. This distribution center is recorded on the Company's consolidated balance sheet at January 3, 2004 in its Customized segment.

In June 2003, the lessor sold one of the distribution centers and the office building included in the Company's other master operating lease facility (the "Second Facility") to third parties unaffiliated with the Company. The Company also sold land and a building under construction to a third party unaffiliated with the Company. The Company concurrently entered into operating leases with those unaffiliated third parties for all of these properties. The operating leases have initial terms of 22 years, plus five renewal options of five years each. The future minimum lease payments for these operating leases are included in the above table. In addition, the Company purchased the remaining distribution center in the Second Facility from the lessor for $4.9 million. This distribution center is recorded on the Company's consolidated balance sheet at January 3, 2004 in its Broadline segment.

The Company has residual value guarantees to its lessors under certain of its operating leases. These leases and related guarantees are discussed in Note 18. These residual value guarantees are not included in the above table of future minimum lease payments.

13. Income Taxes

Income tax expense consisted of the following:

(In thousands)	2003	2002	2001
Current:
Federal	$21,543	$30,948	$16,173
State	(514)	2,647	274
	21,029	33,595	16,447
Deferred:
Federal	19,617	5,795	7,546
State	4,826	496	819
	24,443	6,291	8,365
Total income tax expense	$45,472	$39,886	$24,812

The Company's effective income tax rates for 2003, 2002 and 2001 were 38%, 37.5% and 38%, respectively. Actual income tax expense differs from the amount computed by applying the applicable U.S. federal corporate income tax rate of 35% to earnings before income taxes as follows:

(In thousands)	2003	2002	2001

Federal incomes taxes computed at statutory rate	$41,882	$37,227	$22,853
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal income tax benefit	2,803	2,042	742
Non-deductible expenses	952	773	362
Tax credits	(48)	(183)	(280)
Amortization of goodwill	-	-	1,063
Other, net	(117)	27	72
Total income tax expense	$45,472	$39,886	$24,812

Deferred income taxes are recorded based upon the tax effects of differences between the financial statement and tax bases of assets and liabilities and available tax loss and credit carryforwards. Temporary differences and carryforwards that created significant deferred tax assets and liabilities at January 3, 2004 and December 28, 2002 were as follows:

(In thousands)	2003	2002
Deferred tax assets:
Allowance for doubtful accounts	$1,980	$3,088
Inventories	3,123	2,593
Accrued employee benefits	6,180	4,936
Self-insurance reserves	2,622	3,008
Deferred income	876	4,572
Net operating loss carryforwards	5,347	4,567
Tax credit carryforwards	547	-
Other accrued expenses	8,991	7,038
Total deferred tax assets	29,666	29,802
Deferred tax liabilities:
Property, plant and equipment	45,239	26,794
Basis difference in intangible assets	70,163	62,446
Other	9,284	7,382
Total deferred tax liabilities	124,686	96,622
Net deferred tax liability	$95,020	$66,820

The net deferred tax liability is presented in the January 3, 2004 and December 28, 2002 consolidated balance sheets as follows:

(In thousands)	2003	2002

Current deferred tax asset	$14,790	$17,869
Noncurrent deferred tax liability	109,810	84,689
Net deferred tax liability	$95,020	$66,820

The net operating loss carryforwards expire in years 2004 through 2023. The Company believes its deferred tax assets will more likely than not be realized.

14. Shareholders' Equity

Shares Authorized

In May 2001, the shareholders of the Company approved an increase to the number of authorized shares of its common stock from 50,000,000 shares to 100,000,000 shares.

Stock Split

In April 2001, the Company's board of directors declared a two-for-one stock split effected as a 100% stock dividend. The record date of the stock dividend was April 23, 2001, and the stock dividend was distributed to shareholders on April 30, 2001. All references to the number of common shares, per common share amounts, stock option data and market prices of the Company's common stock in the consolidated financial statements and the related notes have been restated to give retroactive effect to the stock split for all periods presented.

Stock Offerings

In October 2001, the Company issued 5.8 million shares of its common stock. The proceeds from this offering of $143.4 million, after deducting underwriting discounts, estimated offering expenses and proceeds from the concurrent offering of Convertible Notes, described in Note 10, were used to repay the Company's borrowings then outstanding under its existing revolving credit facility and to fund the acquisition of Fresh Express (see Note 3).

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

15. Retirement Plans

The Company sponsors the Performance Food Group Company Employee Savings and Stock Ownership Plan (the "Savings Plan"). At January 3, 2004, the Savings Plan consists of three components: a leveraged employee stock ownership plan (the "ESOP"), a defined contribution plan covering substantially all full-time employees (the "401(k) Plan") and a profit sharing plan (the "Profit Sharing Plan").

In 1988, the ESOP acquired 3,642,796 shares of the Company's common stock from existing shareholders, financed with assets transferred from predecessor plans and the proceeds of the ESOP Loan, discussed in Note 10. During 2003, the Company made its final loan payment on the 15-year ESOP Loan and the final allocation of shares were released from the trust. The ESOP will continue to maintain participant balances.

ESOP expense recognized by the Company was equal to the principal portion of the required loan payments. Interest on the ESOP Loan was recorded as interest expense. The Company contributed approximately $542,000 to the ESOP in 2003 and $680,000 in 2002 and 2001. These amounts included interest expense on the ESOP Loan of $8,000, $30,000 and $75,000 in 2003, 2002 and 2001, respectively. At January 3, 2004, all shares had been allocated to participant accounts and there were no shares held as collateral for the ESOP loan. All ESOP shares were considered outstanding for earnings-per-share calculations for all periods presented.

Employees participating in the 401(k) Plan may elect to contribute between 1% and 50% of their qualified compensation, up to a maximum dollar amount as specified by the provisions of the Internal Revenue Code. In 2003, the Company matched employee contributions as follows: 200% of the first 1%, 100% of the next 1% and 50% of the next 2%, for a total match of 4%. A portion of this match, 50% of the first 1% of employee contributions, was made by the Company in shares of its common stock instead of in cash. In 2002, the Company matched employee contributions as follows: 150% of the first 1%, 100% of the next 1% and 50% of the next 2%, for a total match of 3.5%. In 2001, the Company matched employee contributions as follows: 100% of the first 2% and 50% of the next 2%, for a total match of 3%. Matching contributions totaled $8.9 million, $6.4 million and $3.4 million, in 2003, 2002 and 2001, respectively. The Company, at the discretion of the board of directors, may make additional contributions to the 401(k) Plan. The Company made no discretionary contributions under the 401(k) Plan in 2003, 2002 or 2001.

Effective January 1, 2004, the Company added the Profit Sharing Plan to the Savings Plan. The Company will make contributions to the Profit Sharing Plan based on the Company's performance. The Profit Sharing Plan's requirements for eligibility, allocation methodology, and vesting requirements are structured similar to the ESOP. The contributions are completely at the discretion of the Company and will be made in the Company's common stock. The first contribution will occur at the end of the Company's 2004 fiscal year.

  Stock Compensation Plans

In accordance with APB No. 25, the Company does not record compensation expense for its stock option plans and stock purchase plan. Note 2 presents the Company's net earnings and net earnings per common share had compensation expense for those plans been determined based on the fair value at the grant date, consistent with the method in SFAS No. 123.

Stock Option and Incentive Plans

Effective May 7, 2003, the 2003 Equity Incentive Plan (the "2003 Plan") was approved by shareholders. The 2003 Plan replaced the 1993 Plan and the Directors' Plan, both defined below. The 2003 Plan set aside 2,325,189 shares of the Company's common stock, including an aggregate of 125,189 shares carried over from the 1993 Plan and the Directors Plan. The 2003 Plan provides for the award of shares of common stock to officers, key employees, directors and consultants of the Company. The Company expenses stock options granted to consultants as required by SFAS No. 123. Awards under the 2003 Plan may be in the form of stock options, stock appreciation rights, restricted stock, deferred stock, stock purchase rights or other stock-based awards. Stock options granted under the 2003 Plan have an exercise price equal to the market price of the Company's common stock at the grant date. The stock options granted under the 2003 Plan have terms of 10 years and vest four years from the date of grant. Options granted under the 2003 Plan totaled 49,959 in 2003, all of which are outstanding, but none of which are exercisable at January 3, 2004. The Company has not made other types of grants of common stock or related rights under the 2003 Plan.

The Company also sponsored the 1993 Outside Directors Stock Option Plan (the "Directors' Plan"). A total of 210,000 shares were authorized in the Directors' Plan. The Directors' Plan provided for an initial grant to each non-employee member of the board of directors of 10,500 options and an annual grant of 5,000 options at the current market price on the date of grant. As discussed above, effective May 7, 2003, the Directors' Plan was replaced by the 2003 Plan. There were no options granted under the Directors' Plan in 2003. Options granted under the Directors' Plan totaled 25,000 in 2002 and 25,000 in 2001. These options have an exercise price equal to the market price of the Company's common stock on the grant date, vest one year from the date of grant and have terms of 10 years from the grant date. At January 3, 2004, 164,000 options were outstanding under the Directors' Plan, all of which were exercisable.

The 1993 Employee Stock Incentive Plan (the "1993 Plan") provided for the award of up to 5,650,000 shares of common stock to officers, key employees and consultants of the Company. As discussed above, effective May 7, 2003, the 1993 Plan was replaced by the 2003 Plan. Stock options granted under the 1993 Plan have an exercise price equal to the market price of the Company's common stock at the grant date. With the exception of the special options granted in 2001 discussed below, the stock options granted under the 1993 Plan have terms of 10 years and the options granted in 2003, 2002 and 2001 vest four years from the date of grant. In 2001, special stock options were granted to certain executives and key employees under the 1993 Plan. These options have vesting schedules dependent upon the Company's stock price and earnings. If the Company fails to achieve all vesting milestones, the unvested options become vested and exercisable approximately 10 years from the date of grant. These options have an exercise price equal to the market price of the Company's common stock at the grant date. Stock options granted under the 1993 Plan totaled 707,269, 712,225 and 1,114,566 in 2003, 2002 and 2001, respectively. At January 3, 2004, 4,279,037 options were outstanding under the 1993 Plan, of which 1,095,107 were exercisable.

A summary of the Company's stock option activity and related information for all stock option plans for 2003, 2002 and 2001 is as follows:

	2003		2002		2001
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted -Average Exercise Price

Outstanding at beginning of year	4,373,618	$19.30	4,109,748	$15.40	3,324,150	$10.34
Granted*	757,228	32.04	737,225	35.92	1,139,566	27.85
Exercised	(403,228)	9.34	(368,858)	8.92	(264,615)	5.61
Canceled	(234,622)	27.69	(104,497)	19.88	(89,353)	14.59
Outstanding at end of year	4,492,996	$21.90	4,373,618	$19.30	4,109,748	$15.40
Options exercisable at year-end	1,259,107	$10.99	1,190,682	$8.96	757,435	$7.29
Weighted average fair value of options granted during the year		$14.41		$17.46		$14.21

*Options granted in 2003 included 658,200 options related to an annual grant under the 1993 Plan, 30,500 options to directors under the 2003 Plan and 68,528 other options. Options granted in 2002 included 445,000 options related to an annual option grant, 172,000 options related to acquisitions, 25,000 options to directors under the Directors' Plan and 95,225 other options. Options granted in 2001 included 406,400 options related to an annual option grant, 232,000 options related to acquisitions, 25,000 options to directors under the Directors' Plan, 246,000 special options, discussed above, and 230,166 other options.

The fair value of each option was estimated at the grant date using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for all stock option plan grants in 2003, 2002 and 2001, respectively: risk-free interest rates of 2.97%, 3.40% and 4.70%; expected volatilities of 42.8%, 43.8%, and 43.1%; expected option lives of 6.0 years, 6.6 years and 6.7 years, and expected dividend yields of 0% in each year.

The following table summarizes information about stock options outstanding at January 3, 2004:

Options Outstanding						Options Exercisable
Range of Exercise Prices			Number Outstanding at Jan. 3, 2004	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Exercisable at Jan. 3, 2004	Weighted- Average Exercise Price

$5.00	-	$9.25	771,898	3.29	$8.37	771,898	$8.37
9.63	-	12.88	835,173	5.79	10.61	303,439	12.07
12.97	-	28.08	891,482	6.85	20.31	115,932	13.19
28.48	-	31.62	1,108,848	8.43	30.40	40,338	28.48
31.99	-	40.50	885,595	8.17	35.30	27,500	37.86
$5.00	-	$40.50	4,492,996	6.69	$21.90	1,259,107	$10.99

Employee Stock Purchase Plan

The Company maintains the Performance Food Group Employee Stock Purchase Plan (the "Stock Purchase Plan"), which permits eligible employees to invest, through periodic payroll deductions, in the Company's common stock at 85% of the lesser of the market price or the average market price, as defined in the plan document. The Company is authorized to issue 1,725,000 shares under the Stock Purchase Plan. Purchases under the Stock Purchase Plan are made twice a year, on January 15th and on July 15th. Shares purchased under the Stock Purchase Plan totaled approximately 256,000 in 2003, 201,000 in 2002 and 186,000 in 2001. At January 14, 2004, subscriptions under the Stock Purchase Plan were outstanding for approximately 98,480 shares at $30.05 per share. The grant date weighted-average fair value of each option to purchase under the Stock Purchase Plan was estimated to be $7.21, $5.62 and $6.91 in 2003, 2002 and 2001, respectively

17. Supplemental Cash Flow Information

Supplemental disclosures of cash flow information for 2003, 2002 and 2001 are as follows:

(In thousands)	2003	2002	2001
Cash paid during the year for:
Interest	$17,757	$14,222	$9,424
Income taxes	$35,934	$9,806	$15,169
Effects of companies acquired:
Fair value of assets acquired	$15,806	$303,471	$604,933
Fair value of liabilities assumed	(2,359)	(60,239)	(149,747)
Stock issued for acquisitions, net	509	(28,103)	(59,747)
Net cash paid for acquisitions	$13,956	$215,129	$395,439

18. Commitments and Contingencies

The Company's Fresh-cut segment has contracts to purchase produce, some of which have variable quantities, with minimum and maximum limits. The Company's minimum commitment under produce purchase contracts totaled $131.8 million at January 3, 2004. The Company's Fresh-cut segment also had outstanding purchase orders for capital projects totaling $5.1 million at January 3, 2004. The Company's Fresh-cut segment's contracts expire at various times throughout 2004 and 2005. At January 3, 2004, the Company's Broadline segment had contracts to purchase products totaling $18.9 million, which expire throughout 2004. Amounts due under these Fresh-cut and Broadline contracts were not included on the Company's consolidated balance sheet as of January 3, 2004, in accordance with generally accepted accounting principles.

The Company has entered into various guarantee agreements related to the acquisition of certain businesses and residual value guarantees on certain of its operating leases. The Company adopted the disclosure provisions of FIN 45 in 2002, which is discussed in Note 2. The Company applied the accounting requirements of FIN 45 to any guarantees issued or modified after December 31, 2002, as required by FIN 45.

In connection with certain acquisitions, the Company entered into earnout agreements with certain of the former owners of the businesses that the Company acquired. These agreements are based upon certain net earnings and synergy targets, as defined in each agreement, and discussed in more detail in Note 3. These earnout payments, to the extent earned, are for companies acquired from 2000 to 2002, and may include payments in cash and/or shares of the Company's common stock. As of January 3, 2004, the maximum potential earnout obligation, assuming all future earnout targets are met in their earliest possible years, totaled $33.0 million: $20.2 million in 2004, $11.1 million in 2005 and $1.7 million in 2006. These contingent payments are not recorded on the Company's consolidated balance sheet at January 3, 2004, in accordance with generally accepted accounting principles. If paid, these earnout payments would increase the goodwill of the companies acquired. If the future earnout targets are not met, these maximum amounts will be lower, or the Company may not be required to make any payments.

The Company has entered into numerous operating leases, including leases of buildings, equipment, tractors and trailers. In certain of these leases, the Company has provided residual value guarantees to the lessors. As of January 3, 2004, the undiscounted maximum amount of potential future payments under the guarantees totaled $5.6 million, which would be mitigated by the fair value of the leased assets at lease expiration. The assessment as to whether it is probable that the Company will be required to make payments under the terms of the guarantees is based upon the Company's actual and expected loss experience. These leases have expiration dates ranging from 2004 to 2010. Consistent with the requirements of FIN 45, the Company has recorded $55,000 of the $5.6 million of potential future payments under these guarantees on its consolidated balance sheet as of January 3, 2004.

In 2004, the Company reached a settlement with the Securities and Exchange Commission (the "SEC") with respect to the accounting errors at one of its Broadline subsidiaries. These accounting errors were first announced in early 2002. Under the terms of the settlement, the Company consented to the entry of an order, without admitting or denying the SEC's findings, that requires the Company to comply with certain provisions of the federal securities laws, including keeping accurate books and records, filing accurate reports and maintaining an adequate system of internal controls. The Company was not required to pay a monetary penalty.

From time to time, the Company is involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not have a material adverse effect on the Company's financial condition or results of operations.

19. Springfield Foodservice Ammonia Leak

In July 2002, the Company discovered an ammonia leak in the refrigeration system at its Springfield Foodservice facility in Massachusetts. Springfield Foodservice resumed limited shipments of non-refrigerated products from the facility within a week of the incident, and resumed shipments of refrigerated and frozen products within two weeks of the incident. The Company's Broadline facilities based in Maine and New Jersey were able to service certain of the customers normally served by the Springfield facility until the Springfield Foodservice facility became fully operational.

Although there were no injuries and the leak was confined to the facility, the leak did cause physical damage at the facility and affected the 2002 sales and operating profit of the Company's Broadline segment. The Company estimated the impact in 2002 related to the ammonia leak at the Springfield Foodservice facility to be approximately $6.6 million before taxes (unaudited). Cost of goods sold for 2002 in the Company's Broadline segment included $3.3 million of damaged inventory, net of $1.0 million of insurance coverage. Other costs of $2.1 million were included in operating expenses in 2002 in the Company's Broadline segment. Operating profit in 2002 was affected by an additional approximately $1.2 million (unaudited) related to the estimated impact of the interruption on Springfield Foodservice's operations. In the fourth quarter of 2003, the Company received an additional $2.0 million of insurance proceeds related to the ammonia leak, which it recorded in cost of goods sold in its consolidated statement of earnings.

20. Segment Information

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

(In thousands)	Broadline	Customized	Fresh-cut	Corporate & Intersegment	Consolidated
2003
Net external sales	$2,804,921	$1,797,871	$917,019	$-	$5,519,811
Intersegment sales	1,056	348	16,352	(17,756)	-
Total sales	2,805,977	1,798,219	933,371	(17,756)	5,519,811
Operating profit	69,664	19,704	66,405	(17,043)	138,730
Total assets	795,566	147,233	667,698	125,971	1,736,468
Interest expense (income)	13,599	325	19,057	(13,858)	19,123
Loss (gain) on sale of receivables	5,674	2,182	-	(6,091)	1,765
Depreciation	14,038	3,741	22,998	2,134	42,911
Amortization	3,793	-	4,525	-	8,318
Capital expenditures	32,250	21,577	55,846	3,146	112,819

2002
Net external sales	$2,204,130	$1,409,594	$824,659	$-	$4,438,383
Intersegment sales	677	-	12,343	(13,020)	-
Total sales	2,204,807	1,409,594	837,002	(13,020)	4,438,383
Operating profit	55,232	15,903	68,543	(13,980)	125,698
Total assets	739,574	125,325	610,267	142,551	1,617,717
Interest expense (income)	10,704	468	20,545	(12,954)	18,763
Loss (gain) on sale of receivables	4,440	1,583	-	(4,191)	1,832
Depreciation	12,778	3,138	19,185	1,421	36,522
Amortization	2,584	-	4,531	1,225	8,340
Capital expenditures	7,996	7,050	36,871	5,739	57,656

2001
Net external sales	$1,641,052	$1,235,630	$360,566	$-	$3,237,248
Intersegment sales	528	-	5,129	(5,657)	-
Total sales	1,641,580	1,235,630	365,695	(5,657)	3,237,248
Operating profit	41,523	12,795	30,028	(8,361)	75,985
Total assets	477,474	101,681	596,967	101,669	1,277,791
Interest expense (income)	7,624	2,707	12,465	(13,989)	8,807
Loss (gain) on sale of receivables	2,001	733	-	(1,289)	1,445
Depreciation	10,301	2,474	8,320	621	21,716
Amortization	5,061	-	4,864	340	10,265
Capital expenditures	16,250	2,828	7,991	3,067	30,136

The sales mix for the Company's principal product and service categories is as follows (unaudited):

(In thousands)	2003	2002	2001

Center-of-the-plate	$1,807,281	$1,360,244	$1,115,535
Canned and dry groceries	943,098	734,962	582,927
Pre-cut produce	877,985	758,147	319,768
Frozen foods	698,330	576,976	449,810
Refrigerated and dairy products	507,975	381,779	328,039
Paper products and cleaning supplies	347,389	269,831	225,997
Other produce	232,713	268,388	150,935
Procurement merchandising and other services	70,871	50,462	34,223
Equipment and supplies	34,169	37,594	30,014
Total	$5,519,811	$4,438,383	$3,237,248

Independent Auditors' Report

The Board of Directors
Performance Food Group Company:

Under date of February 3, 2004, we reported on the consolidated balance sheets of Performance Food Group Company and subsidiaries (the "Company") as of January 3, 2004 and December 28, 2002, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the fiscal years in the three-year period ended January 3, 2004, as contained in the 2003 annual report to shareholders. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule included herein. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

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

/s/ KPMG LLP

Richmond, Virginia
February 3, 2004

PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

	Beginning Balance	Additions		Deductions (1)	Ending Balance
(In thousands)		Charged to Expense	Charged to Other Accounts

Allowance for Doubtful Accounts

December 29, 2001	$4,832	$3,364	$4,298	$3,247	$9,247

December 28, 2002	9,247	3,385	4,235	3,390	13,477

January 3, 2004	13,477	5,546	-	9,932	9,091

(1) For the year ended January 3, 2004, deductions included accounts receivable write-offs, net of recoveries, of $4.6 million and purchase accounting reversals to goodwill of $5.3 million.