Form 10-Q
period 2004-04-03
PERFORMANCE FOOD GROUP CO
filed 2004-05-12
CIK 908254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 3, 2004

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

As of May 10, 2004, 46,350,756 shares of the issuer's common stock were outstanding.

Independent Accountants' Review Report

The Board of Directors and Shareholders
Performance Food Group Company:

We have reviewed the accompanying condensed consolidated balance sheet of Performance Food Group Company and subsidiaries (the Company) as of April 3, 2004 and the related condensed consolidated statements of earnings and cash flows for the three-month periods ended April 3, 2004 and March 29, 2003. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Performance Food Group Company and subsidiaries as of January 3, 2004, and the related consolidated statements of earnings, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 3, 2004, we expressed an unqualified opinion on those consolidated financial statements. Our report referred to changes in accounting for business combinations and goodwill and other intangible assets. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 3, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/KPMG LLP

Richmond, Virginia
May 4, 2004

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands)	April 3, 2004	January 3, 2004

ASSETS
Current assets:
Cash and cash equivalents	$51,514	$38,916
Accounts receivable, net, including
retained interest in securitized receivables	247,872	242,340
Inventories	280,556	257,198
Other current assets	33,510	43,421

Total current assets	613,452	581,875

Property, plant and equipment, net	372,168	363,052
Goodwill, net	582,668	582,966
Other intangible assets, net	194,419	196,814
Other assets	12,230	11,761

Total assets	$1,774,937	$1,736,468

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Outstanding checks in excess of deposits	$103,456	$81,797
Current installments of long-term debt	1,232	1,358
Trade accounts payable	282,263	235,392
Other current liabilities	154,172	150,377

Total current liabilities	541,123	468,924

Long-term debt, excluding current installments	310,528	353,919
Deferred income taxes	106,978	109,810

Total liabilities	958,629	932,653

Shareholders' equity	816,308	803,815

Total liabilities and shareholders' equity	$1,774,937	$1,736,468

See accompanying notes to unaudited condensed consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings (Unaudited)
	Three Months Ended

(In thousands, except per share amounts)	April 3, 2004	March 29, 2003

Net sales	$1,465,067	$1,269,105
Cost of goods sold	1,246,549	1,069,767

Gross profit	218,518	199,338

Operating expenses	201,763	168,934

Operating profit	16,755	30,404

Other income (expense), net:
Interest expense	(4,749)	(4,790)
Loss on sale of receivables	(468)	(324)
Other, net	520	1,193

Other expense, net	(4,697)	(3,921)

Earnings before income taxes	12,058	26,483

Income tax expense	4,582	10,063

Net earnings	$7,476	$16,420

Weighted average common shares outstanding	45,999	45,345
Basic net earnings per common share	$0.16	$0.36

Weighted average common shares and dilutive
potential common shares outstanding	47,067	52,452
Diluted net earnings per common share	$0.16	$0.35

See accompanying notes to unaudited condensed consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
	Three Months Ended

(In thousands)	April 3, 2004	March 29, 2003

Cash flows from operating activities:
Net earnings	$7,476	$16,420
Adjustments to reconcile net earnings to net cash provided
by operating activities:
Depreciation	11,953	10,155
Amortization	2,031	2,078
Gain on sale of investment	-	(956)
Tax benefit on exercise of stock options	774	862
Other	395	533
Change in operating assets and liabilities, net	28,984	35,142

Net cash provided by operating activities	51,613	64,234

Cash flows from investing activities:
Purchases of property, plant and equipment	(21,134)	(20,208)
Net cash paid for acquisitions	(300)	(9,704)
Proceeds from sale of investment	-	4,500
Proceeds from sale of property, plant and equipment	49	9

Net cash used in investing activities	(21,385)	(25,403)

Cash flows from financing activities:
Increase (decrease) in outstanding checks in excess of deposits	21,659	(17,681)
Net payments on revolving credit facility	(43,229)	(18,000)
Principal payments on long-term debt	(288)	(707)
Cash paid for debt issuance costs	(15)	(238)
Employee stock option, incentive and purchase plans	4,243	3,325

Net cash used in financing activities	(17,630)	(33,301)

Net increase in cash and cash equivalents	12,598	5,530

Cash and cash equivalents, beginning of period	38,916	33,660
Cash and cash equivalents, end of period	$51,514	$39,190

See accompanying notes to unaudited condensed consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation

The accompanying condensed consolidated financial statements of Performance Food Group Company and subsidiaries (the "Company") as of April 3, 2004 and for the three months ended April 3, 2004 and March 29, 2003 are unaudited. The unaudited January 3, 2004 condensed consolidated balance sheet was derived from the audited consolidated balance sheet included in the Company's latest Annual Report on Form 10-K. The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting, and in accordance with Rule 10-01 of Regulation S-X.

In the opinion of management, the unaudited condensed consolidated financial statements contained in this report reflect all adjustments, consisting of only normal recurring accruals, which are necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. References in this Form 10-Q to the 2004 and 2003 quarters refer to the fiscal quarters ended April 3, 2004 and March 29, 2003, respectively. These unaudited condensed consolidated financial statements, note disclosures and other information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the Company's condensed consolidated financial statements and notes thereto. The most significant estimates used by management are related to the accounting for the allowance for doubtful accounts, reserve for inventories, goodwill and other intangible assets, reserves for claims under self-insurance programs, sales incentives, vendor rebates and other promotional incentives, bonus accruals, depreciation, amortization and income taxes. Actual results could differ from these estimates.

Revenue Recognition

The Company recognizes sales when persuasive evidence of an arrangement exists, the price is fixed or determinable, the product has been delivered to the customer and there is reasonable assurance of collection of the sales proceeds. Sales returns are recorded as reductions of sales.

Stock-Based Compensation

At April 3, 2004, the Company had stock-based employee compensation plans, which are accounted for under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no stock-based employee compensation cost has been reflected in net earnings in the condensed consolidated statements of earnings for the 2004 and 2003 quarters, except when there was a modification to a fixed award. The following table illustrates the effect on net earnings and net earnings per common share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. The fair value of each option was estimated at the grant date using the Black-Scholes option-pricing model.

	2004 Quarter	2003 Quarter

Net earnings, as reported	$7,476	$16,420

Add: Stock-based compensation included in current period net earnings, net of related tax effects	228	-

Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(1,810)	(1,823)

Pro forma net earnings	$5,894	$14,597

Net earnings per common share:

Basic - as reported	$0.16	$0.36

Basic - pro forma	$0.13	$0.32

Diluted - as reported	$0.16	$0.35

Diluted - pro forma	$0.13	$0.31

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period's presentation.

Recently Issued Accounting Pronouncements

In November 2003, the Emerging Issues Task Force ("EITF") reached a final consensus on EITF No. 03-10, Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers By Manufacturers. EITF No. 03-10 states that certain sales incentive arrangements are not subject to the guidance in EITF No. 02-16. EITF No. 03-10 also requires disclosure of the accounting policy with respect to vendors' sales incentive arrangements. The Company's adoption of EITF No. 03-10 in the 2004 quarter did not have a material impact on the consolidated financial position or results of operations.

3. Business Combinations

During the 2004 quarter, the Company paid $300,000 related to certain contractual obligations in the purchase agreement in connection with a 2001 acquisition.

In 2003, the Company paid $11.0 million to the former shareholders of Fresh International Corp. and its subsidiaries (collectively "Fresh Express"). These payments were for certain contractual obligations and associated taxes related to the purchase of Fresh Express, which the Company acquired in 2001. Also, in 2003, the Company paid $5.2 million and issued approximately 25,000 shares of its common stock, valued at approximately $891,000, related to contractual obligations in the purchase agreements for All Kitchens, Inc. ("All Kitchens"), Thoms-Proestler Company and TPC Logistics, Inc. (collectively "TPC"), Carroll County Foods, Inc. ("Carroll County Foods") and other companies acquired. The Company acquired All Kitchens and TPC in 2002 and Carroll County Foods in 2000. The Company recorded these earnout payments as additional puchase price, with corresponding increases in goodwill.

Also in 2003, the Company finalized the purchase price of Middendorf Meat Company ("Middendorf Meat"), resulting in the return of $2.2 million in cash and $1.4 million in the Company's common stock (46,000 shares) from the former owners of Middendorf Meat, related to the closing net worth adjustment and certain related claims. The Company recorded this adjustment to the purchase price as a reduction of goodwill.

4. Net Earnings Per Common Share

Basic net earnings per common share ("EPS") is computed by dividing net income available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be repurchased upon the exercise of stock options.

In October 2001, the Company issued $201.3 million aggregate principal amount of 5½% convertible subordinated notes due in 2008 (the "Convertible Notes"). The calculation of diluted EPS is done on an "if-converted" basis and without conversion of the Convertible Notes. If the calculation of diluted EPS is more dilutive assuming conversion of the Convertible Notes, the after-tax interest on the Convertible Notes is added to net income in the numerator and the shares into which the Convertible Notes are convertible are added to the dilutive shares in the denominator. In the 2004 quarter, the Convertible Notes were not included in the computation of diluted EPS because they were antidilutive. In the 2003 quarter, the Convertible Notes were dilutive and were included in the computation of diluted EPS. A reconciliation of the numerators and denominators of the basic and diluted EPS computations is as follows:

	2004 Quarter			2003 Quarter

(In thousands, except per share amounts)	Net Earnings	Shares	Per-Share Amount	Net Earnings	Shares	Per-Share Amount

Amounts reported for basic EPS	$7,476	45,999	$0.16	$16,420	45,345	$0.36
Effect of dilutive securities:
Stock options		1,068			999
Convertible Notes	-	-		1,863	6,108

Amounts reported for diluted EPS	$7,476	47,067	$0.16	$18,283	52,452	$0.35

Options to purchase approximately 1.4 million shares that were outstanding at April 3, 2004 were excluded from the computation of diluted shares because of their antidilutive effect on EPS for the 2004 quarter. The exercise price of these options ranged from $33.67 to $41.15. Options to purchase approximately 1.6 million shares that were outstanding at March 29, 2003 were excluded from the computation of diluted shares because of their antidilutive effect on EPS for the 2003 quarter. The exercise prices of these options ranged from $31.05 to $38.50.

5. Receivables Facility

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

At April 3, 2004, securitized accounts receivable totaled $183.9 million, including $110.0 million sold to the financial institution and derecognized from the condensed consolidated balance sheet. Total securitized accounts receivable includes the Company's residual interest in accounts receivable ("Residual Interest") of $73.9 million. At January 3, 2004, securitized accounts receivable totaled $189.4 million, including $110.0 million sold to the financial institution and derecognized from the consolidated balance sheet, and including the Residual Interest of $79.4 million. The Residual Interest represents the Company's retained interest in receivables held by PFG Receivables Corporation. The Residual Interest was measured using the estimated discounted cash flows of the underlying accounts receivable, based on estimated collections and a discount rate approximately equivalent to the Company's incremental borrowing rate. The loss on sale of the undivided interest in receivables of $468,000 and $324,000 in the 2004 and 2003 quarters, respectively, is included in other expense, net, in the condensed consolidated statements of earnings and represents the Company's cost of securitizing those receivables with the financial institution.

The Company records the sale of the undivided interest in accounts receivable to the financial institution in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Accordingly, at the time the undivided interest in receivables is sold, the receivables are removed from the Company's consolidated balance sheet. The Company records a loss on the sale of the undivided interest in these receivables, which includes a discount, based upon the receivables' credit quality and a financing cost for the financial institution, based upon a 30-day commercial paper rate. At April 3, 2004, the rate under the Receivables Facility was 1.60% per annum.

The key economic assumptions used to measure the Residual Interest at April 3, 2004 were a discount rate of 3.00% and an estimated life of approximately 1.5 months. At April 3, 2004, an immediate adverse change in the discount rate and estimated life of 10% and 20%, with other factors remaining constant, would reduce the fair value of the Residual Interest with a corresponding increase in the loss on sale of receivables, but would not have a material impact on the Company's consolidated financial condition or results of operations.

6. Goodwill and Other Intangible Assets

The following table presents details of the Company's intangible assets as of April 3, 2004 and January 3, 2004:

	As of April 3, 2004			As of January 3, 2004

	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Intangible assets with definite lives:
Customer relationships	$110,824	$16,037	$94,787	$110,824	$14,529	$96,295
Trade names and trademarks	33,733	2,861	30,872	33,733	2,563	31,170
Debt issuance costs	9,391	3,358	6,033	9,408	3,011	6,397
Non-compete agreements	4,568	2,933	1,635	4,778	2,927	1,851
Patents	350	57	293	350	48	302

Total intangible assets with definite lives	$158,866	$25,246	$133,620	$159,093	$23,078	$136,015

Intangible assets with indefinite lives:
Goodwill (1)	$598,186	$15,518	$582,668	$598,484	$15,518	$582,966
Trade names (1)	60,934	135	60,799	60,934	135	60,799

Total intangible assets with indefinite lives	$659,120	$15,653	$643,467	$659,418	$15,653	$643,765

(1) Amortization was recorded before the Company's adoption of SFAS No. 142, Goodwill and Other Intangible Assets.

The Company recorded amortization expense of $2.4 million and $2.1 million in the 2004 and 2003 quarters, respectively. The estimated future amortization expense on intangible assets as of April 3, 2004 is as follows:

(In thousands)	Amount

2004 (remaining quarters)	$7,104
2005	9,323
2006	8,954
2007	8,465
2008	7,885
2009	7,105
Thereafter	84,784

Total	$133,620

The following table presents the changes in the net carrying amount of goodwill allocated to the Company's reportable segments, as defined in Note 9, during the 2004 quarter:

(In thousands)	Broadline Segment	Fresh-cut Segment	Total

Balance as of January 3, 2004	$350,493	$232,473	$582,966
Goodwill acquired	300	-	300
Purchase accounting adjustments	(598)	-	(598)

Balance as of April 3, 2004	$350,195	$232,473	$582,668

7. Inventories

The following table provides details of inventories:

(In thousands)	April 3, 2004	January 3, 2004

Finished goods	$270,060	$239,892
Raw materials, including growing crops	10,496	17,306

Inventories	$280,556	$257,198

8. Commitments and Contingencies

The Company's Fresh-cut segment has contracts to purchase produce, some of which have variable quantities, with minimum and maximum limits. The Company's minimum commitment under produce purchase contracts totaled $124.1 million at April 3, 2004. The Company's Fresh-cut and Customized segments also had outstanding purchase orders for capital projects totaling $6.2 million and $11.4 million, respectively, at April 3, 2004. The Company's Fresh-cut segment's contracts expire at various times throughout 2004 and 2005. At April 3, 2004, the Company's Broadline segment had contracts to purchase products and equipment totaling $13.9 million, which expire throughout 2004. Amounts due under these Fresh-cut and Broadline contracts were not included on the Company's condensed consolidated balance sheet as of April 3, 2004, in accordance with generally accepted accounting principles.

The Company has entered into numerous operating leases, including leases of buildings, equipment, tractors and trailers. In certain of the Company's leases of tractors, trailers and other vehicles and equipment, the Company has provided residual value guarantees to the lessors. Circumstances that would require the Company to perform under the guarantees include either (1) the Company's default on the leases with the leased assets being sold for less than the specified residual values in the lease agreements, or (2) the Company's decisions not to purchase the assets at the end of the lease terms combined with the sale of the assets, with sales proceeds less than the residual value of the leased assets specified in the lease agreements.  The Company's residual value guarantees under these operating lease agreements typically range between 4% and 20% of the value of the leased assets at inception of the lease. These leases have original terms ranging from two to nine years and expiration dates ranging from 2004 to 2011. As of April 3, 2004, the undiscounted maximum amount of potential future payments under the Company's guarantees totaled $5.7 million, which would be mitigated by the fair value of the leased assets at lease expiration. The assessment as to whether it is probable that the Company will be required to make payments under the terms of the guarantees is based upon the Company's actual and expected loss experience. Consistent with the requirements of FIN 45, the Company has recorded $55,000 of the $5.7 million of potential future guarantee payments on its consolidated balance sheet as of April 3, 2004.

In connection with certain acquisitions, the Company has entered into earnout agreements with certain of the former owners of the businesses that the Company has acquired. These agreements are based upon certain sales, operating profit, net earnings and affiliate distributor targets, as defined in each agreement. These earnout payments are for companies acquired from 2000 to 2002, and may include payments in cash and/or shares of the Company's common stock. As of April 3, 2004, the maximum potential earnout obligation, assuming all future earnout targets are met in their earliest possible years, totaled $32.8 million: $20.0 million in the remainder of 2004, $11.1 million in 2005 and $1.7 million in 2006. These contingent payments are not recorded on the Company's condensed consolidated balance sheet at April 3, 2004, in accordance with generally accepted accounting principles. If paid, these earnout payments would increase the goodwill of the companies acquired. If the future earnout targets are not met, these maximum amounts will be lower, or the Company may not be required to make any payments.

9. Industry Segment Information

The Company has three operating segments: broadline foodservice distribution ("Broadline"); customized foodservice distribution ("Customized"); and fresh-cut produce processing ("Fresh-cut"). Broadline markets and distributes more than 60,000 national and proprietary brand food and non-food products to a total of over 47,000 street and chain customers. Broadline consists of 19 distribution facilities that design their own product mix, distribution routes and delivery schedules to accommodate the needs of a large number of customers whose individual purchases vary in size. In addition, Broadline operates three locations that provide merchandising services to independent foodservice distributors. Customized services family and casual-dining chain restaurants. These customers generally prefer a centralized point of contact that facilitates item and menu changes, tailored distribution routing and customer service. The Customized distribution network distributes nationwide and internationally from seven distribution facilities. Fresh-cut purchases, processes, packages and distributes a variety of packaged, ready-to-eat salads and other fresh-cut produce nationwide to food retailers. Fresh-cut also distributes various fresh produce offerings, primarily to third-party distributors for resale mainly to quick-service restaurants located throughout the United States. Fresh-cut operations are conducted at seven processing/distribution facilities and two distribution facilities.

(In thousands)	Broadline	Customized	Fresh-cut	Corporate & Intersegment	Consolidated
2004 Quarter

Net external sales	$723,651	$500,886	$240,530	$-	$1,465,067
Intersegment sales	267	77	4,194	(4,538)	-
Total sales	723,918	500,963	244,724	(4,538)	1,465,067
Operating profit	10,318	3,470	11,043	(8,076)	16,755
Total assets	817,616	146,847	668,812	141,662	1,774,937
Interest expense (income)	3,080	171	4,682	(3,184)	4,749
Loss (gain) on sale of receivables	1,950	650	-	(2,132)	468
Depreciation	3,365	1,071	6,778	739	11,953
Amortization	900	-	1,131	-	2,031
Capital expenditures	2,304	1,449	15,713	1,668	21,134

(In thousands)	Broadline	Customized	Fresh-cut	Corporate & Intersegment	Consolidated
2003 Quarter

Net external sales	$642,683	$412,942	$213,480	$-	$1,269,105
Intersegment sales	213	94	3,798	(4,105)	-
Total sales	642,896	413,036	217,278	(4,105)	1,269,105
Operating profit	11,962	4,875	18,226	(4,659)	30,404
Total assets	777,532	122,732	635,930	109,847	1,646,041
Interest expense (income)	3,821	65	4,682	(3,778)	4,790
Loss (gain) on sale of receivables	1,032	502	-	(1,210)	324
Depreciation	3,574	850	5,363	368	10,155
Amortization	943	-	1,135	-	2,078
Capital expenditures	1,627	2,662	14,874	1,045	20,208

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unless this Form 10-Q indicates otherwise or the context otherwise requires, the terms "we," "our," "us," or "Performance Food Group" as used in this Form 10-Q refer to Performance Food Group Company and its subsidiaries. References in this Form 10-Q to the 2004 and 2003 quarters refer to our fiscal quarters ended April 3, 2004 and March 29, 2003, respectively. The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q.

Overview

Our net sales in the 2004 quarter increased 15.4% over the 2003 quarter, with all of our sales growth in the 2004 quarter coming from existing operations. Food price inflation contributed approximately 4% to our growth in sales in the 2004 quarter. Our Broadline and Customized segments experienced significant inflation in the 2004 quarter. Inflation was nominal in our Fresh-cut segment. Partially as a result of high food product inflation, the Broadline and Customized segments experienced lower gross profit margins, which we define as gross profit as a percentage of net sales. Quality Foods, Inc., which we acquired in 2002, continues to negatively impact our Broadline segment's results of operations; however, sales and gross profit per delivery continue to grow at Quality Foods.

Our Customized segment was negatively affected in the 2004 quarter by incremental temporary labor and related costs due to a labor dispute at one of our facilities that began in the fourth quarter of 2003. We expect these increased costs to continue into the second quarter of 2004 until the dispute is resolved. We also intend to add warehouse capacity in our Customized segment throughout 2004 and 2005 to accommodate future growth.

Our Fresh-cut segment continued to see strong demand for its blends, including "tender leaf" salad products. This demand continues to create production and network inefficiencies; however, we continue to improve our tender leaf production capabilities.

Going forward, we continue to be very focused on managing the growth we are generating in our business, adding new capacity and driving operational improvements in each of our business segments. We continue to seek innovative means of servicing our customers and producing a unique product to distinguish ourselves from others in the marketplace.

Results of Operations

Net sales

	2004 Quarter		2003 Quarter

(in thousands)	Net sales	% of total	Net sales	% of total

Broadline	$723,918	49.4%	$642,896	50.7%
Customized	500,963	34.2	413,036	32.5
Fresh-cut	244,724	16.7	217,278	17.1
Intersegment*	(4,538)	(0.3)	(4,105)	(0.3)

Total net sales	$1,465,067	100.0%	$1,269,105	100.0%

*Intersegment sales are sales between the segments, which are eliminated in consolidation.

Consolidated. In the 2004 quarter, net sales increased $196.0 million, or 15.4%, over the 2003 quarter. All of our sales growth in the 2004 quarter was from existing operations. We estimated that food price inflation contributed approximately 4% to net sales growth in the 2004 quarter. All three of our business segments contributed to sales growth in the 2004 quarter, with each segment having sales growth in excess of 12%. Each segment's sales are discussed in more detail in the following paragraphs.

Broadline. In the 2004 quarter, Broadline net sales increased $81.0 million, or 12.6%, over the 2003 quarter. We estimated that food price inflation contributed approximately 5% to Broadline net sales growth in the 2004 quarter. In the 2004 quarter, we continued to increase sales to independent restaurants and generated incremental sales to existing customers and markets. We refer to independent restaurants serviced by our sales representatives as "street customers." Street customers tend to use more of our proprietary brands and value-added services, resulting in higher margin sales. Sales to street customers as a percentage of total Broadline net sales increased to 50% in the 2004 quarter from 48% in the 2003 quarter. In addition, we continued to increase sales of our proprietary brands, which increased to 24% of street sales in the 2004 quarter. We discontinued service to certain Wendy's quick-service restaurant locations in the first quarter of 2004, which partially offset the increase in Broadline sales. Our 2003 annual sales to these Wendy's locations totaled $129.9 million. However, we are rolling out new multi-unit chain business during the first and early second quarters of 2004, which we expect to generate approximately $80.0 million of annualized sales. In addition, we anticipate rolling out additional multi-unit chain business in the third quarter of 2004, which we expect to generate an additional $50 million of annualized sales.

Broadline net sales represented 49.4% and 50.7% of our consolidated net sales in the 2004 and 2003 quarters, respectively. The decrease as a percentage of our consolidated net sales in the 2004 quarter compared to the 2003 quarter was due primarily to increased sales in our Customized segment, discussed below.

Customized. In the 2004 quarter, Customized net sales increased $87.9 million, or 21.3%, over the 2003 quarter. We estimated that our Customized segment experienced food price inflation of approximately 5% in the 2004 quarter. The increase in Customized net sales in the 2004 quarter was partially due to sales to 100 additional Ruby Tuesday locations that began in the second quarter of 2003 and sales to 70 Mimi's Café casual-dining restaurants that began in the first quarter of 2003. Sales growth in the 2004 quarter also benefited from the continued growth in sales to additional locations of existing customers.

Customized net sales represented 34.2% and 32.5% of our consolidated net sales in the 2004 and 2003 quarters, respectively. The increase as a percentage of our consolidated net sales in the 2004 quarter compared to the 2003 quarter was due primarily to sales to the new customers discussed above.

Fresh-cut. In the 2004 quarter, Fresh-cut net sales increased $27.4 million, or 12.6%, over the 2003 quarter. We estimated that food price inflation in the 2004 quarter was nominal for our Fresh-cut segment. In the 2004 quarter, Fresh-cut net sales increased because of higher sales volume to retail customers and favorable changes in product mix towards higher value-added products. This increase in sales volume was due mainly to increased sales of blends, including tender leaf salad products. The tender leaf products sell at higher price points than products consisting mainly of iceberg lettuce. The increase in retail sales was partially offset by our continuing review and rationalization of products and customers, primarily in the foodservice channel. We continue to participate in fresh-cut fruit product developments for the foodservice and retail markets.

Fresh-cut segment net sales represented 16.7% and 17.1% of our consolidated net sales in the 2004 and 2003 quarters, respectively. The decrease as a percentage of our consolidated net sales in the 2004 quarter compared to the 2003 quarter was due primarily to the sales growth in our Customized segment, discussed above.

Cost of goods sold

Consolidated. In the 2004 quarter, cost of goods sold increased $176.8 million, or 16.5%, to $1.25 billion, compared to the 2003 quarter. Cost of goods sold as a percentage of net sales, or the cost of goods sold ratio, was 85.1% in the 2004 quarter and 84.3% in the 2003 quarter. The increase in the cost of goods sold ratio in the 2004 quarter compared to the 2003 quarter was due to inflation and other factors discussed below.

Broadline. Our Broadline segment's cost of goods sold as a percentage of net sales in the 2004 quarter increased compared to the 2003 quarter. Food product inflation in the 2004 quarter contributed to Broadline's increase in the cost of goods sold ratio. Additionally, Quality Foods, one of our Broadline companies that we acquired in May 2002, lost two of its regional sales groups to competitors in late 2003 and has experienced erosion in its cost of goods sold ratio due to competitive pressures. We have made management changes at Quality Foods and have added new multi-unit business at Quality Foods in the 2004 quarter. Although we expect these changes to improve Quality Foods' cost of goods sold ratio, we expect the negative impact of Quality Foods to continue into the remainder of 2004.

Customized. Our Customized segment's cost of goods sold as a percentage of net sales increased in the 2004 quarter compared to the 2003 quarter mainly as a result of food product inflation. Although the higher food cost was passed on to customers and did not negatively impact the Customized segment's gross profit dollars, it resulted in lower gross profit as a percentage of net sales.

Fresh-cut. Our Fresh-cut segment's cost of goods sold as a percentage of sales increased in the 2004 quarter compared to the 2003 quarter related to the growth of our tender leaf premium salad products and increased lettuce costs. In the second half of 2003, unanticipated, rapid growth in sales of our tender leaf salad products created inefficiencies in processing due to the slower speeds of the tender leaf processing equipment and the related physical capacity consumed by these processing lines. We continue to make improvements in our production efficiency and we will continue to enhance our production capabilities to accommodate future growth. In the fourth quarter of 2003, the industry experienced raw material supply disruptions caused by abnormal weather conditions during the crop-growing cycle. In a continuing effort to maintain supplies to meet customer demand for our products, we made additional market purchases at substantially higher than historical prices, with the intention of recouping these higher costs by increasing prices to our customers. When market prices of raw products unexpectedly declined sharply in late December 2003, we were unable to recoup all of these higher costs through continued price increases to our customers. The impact of these higher lettuce costs continued into January 2004. We are implementing measures to attempt to mitigate the agricultural risks impacting our Fresh-cut segment, including contracting for a higher percentage of our raw product needs during certain times of the year.

Gross profit

In the 2004 quarter, gross profit increased $19.2 million, or 9.6%, to $218.5 million, compared to $199.3 million in the 2003 quarter. Gross profit margin, defined as gross profit as a percentage of net sales, was 14.9% in the 2004 quarter, compared to 15.7% in the 2003 quarter. The decline in gross profit margin in the 2004 quarter compared to the 2003 quarter in all of our segments is discussed above in "Cost of goods sold."

Operating expenses

Consolidated. In the 2004 quarter, operating expenses increased $32.8 million, or 19.4%, to $201.8 million, compared to $168.9 million in the 2003 quarter. Operating expenses as a percentage of net sales were 13.8% in the 2004 quarter and 13.3% in the 2003 quarter. The increase in operating expenses as a percentage of net sales in the 2004 quarter compared to the 2003 quarter was due mainly to increased overhead costs in our Fresh-cut segment and increased operating expenses in our Customized segment related to the labor dispute discussed below.

Broadline. Our Broadline segment's operating expenses remained relatively flat as a percentage of sales in the 2004 and 2003 quarters, due primarily to efficiencies in warehousing and transportation, offset by increased personnel and additional transitional expenses for the multi-unit business discussed in "Net Sales" above.

Customized. Our Customized segment's operating expenses as a percentage of sales increased slightly in the 2004 quarter from the 2003 quarter, mainly due to costs related to the labor dispute at our Elkton, Maryland distribution facility, partially offset by efficiencies in warehousing. In the fourth quarter of 2003, certain drivers at the Elkton, Maryland facility went on strike. We incurred incremental costs in the 2004 quarter of $1.8 million to engage replacement drivers to maintain the service level to our customers, to provide additional security at the facility, and to pay our legal counsel. We expect these costs to continue into the second quarter of 2004 until the dispute is resolved.

Fresh-cut. Our Fresh-cut segment's operating expenses as a percentage of sales increased in the 2004 quarter from the 2003 quarter mainly because of increased overhead costs.

Corporate. Our Corporate segment's operating expenses increased in the 2004 quarter compared to the 2003 quarter primarily because of higher insurance costs, professional fees and severance costs.

Operating profit

	2004 Quarter		2003 Quarter

(in thousands)	Operating profit	% of sales	Operating profit	% of sales

Broadline	$10,318	1.4%	$11,962	1.9%
Customized	3,470	0.7	4,875	1.2
Fresh-cut	11,043	4.5	18,226	8.4
Corporate and intersegment	(8,076)	-	(4,659)	-

Total operating profit	$16,755	1.1%	$30,404	2.4%

Consolidated. In the 2004 quarter, operating profit declined $13.6 million, or 44.9%, from the 2003 quarter. Operating profit margin, defined as operating profit as a percentage of net sales, was 1.1% in the 2004 quarter and 2.4% in the 2003 quarter. The decrease in operating profit margin in the 2004 quarter compared to the 2003 quarter was driven mainly by a decline in gross profit margin, combined with increased operating expenses as a percentage of net sales, as discussed above.

Broadline. Our Broadline segment's operating profit margin was 1.4% in the 2004 quarter and 1.9% in the 2003 quarter. Operating profit margin in the 2004 quarter was negatively impacted by the decline in gross profit margin due primarily to high inflation during the 2004 quarter and issues at Quality Foods, all discussed above.

Customized. Our Customized segment's operating profit margin was 0.7% in the 2004 quarter and 1.2% in the 2003 quarter. Operating profit margin in the 2004 quarter was negatively impacted by the decline in gross profit margin mainly because of the high inflation rate during the 2004 quarter and costs related to the labor dispute, all discussed above.

Fresh-cut. Our Fresh-cut segment's operating profit margin was 4.5% in the 2004 quarter and 8.4% in the 2003 quarter. The decline in operating profit margin in the 2004 quarter compared to the 2003 quarter was due to increased cost of goods sold, combined with increased overhead expenses, both discussed above.

Other expense, net

Other expense, net, was $4.7 million in the 2004 quarter and $3.9 million in the 2003 quarter. Included in other expense, net, was interest expense of $4.7 million and $4.8 million in the 2004 and 2003 quarters, respectively. Other expense, net, also included losses on the sale of the undivided interest in receivables of $468,000 in the 2004 quarter and $324,000 in the 2003 quarter. These losses are related to our receivables purchase facility, referred to as the Receivables Facility, and represent the discount from carrying value that we incur from our sale of receivables to the financial institution. The Receivables Facility is discussed below in "Liquidity and Capital Resources." Also included in other expense, net, in the 2003 quarter was a gain of $956,000 on the sale of our investment in a fresh-cut produce processing facility.

Income tax expense

Income tax expense was $4.6 million in the 2004 quarter and $10.1 million in the 2003 quarter. As a percentage of earnings before income taxes, the provision for income taxes was 38% in both the 2004 and 2003 quarters. We expect our effective tax rate to increase to 38.1% in the remainder of 2004 as a result of recent state tax law changes.

Net earnings

In the 2004 quarter, net earnings decreased $8.9 million, or 54.5%, to $7.5 million from $16.4 million in the 2003 quarter. Net earnings as a percentage of net sales were 0.5% in the 2004 quarter and 1.3% in the 2003 quarter.

Diluted net earnings per common share

Diluted net earnings per common share, or EPS, is computed by dividing net income available to common shareholders plus dilutive after-tax interest on our $201.3 million aggregate principal amount of 5½% convertible subordinated notes due in 2008, referred to as the Convertible Notes, (numerator) by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. In the 2004 quarter, diluted EPS decreased 54.3% to $0.16 from $0.35 in the 2003 quarter. After-tax interest expense and common share equivalents related to the Convertible Notes were not included in the calculation of diluted EPS in the 2004 quarter because they were anti-dilutive. In the 2003 quarter, after-tax interest expense of $1.9 million and common share equivalents of 6.1 million were included in the calculation of diluted EPS because of their dilutive effect on EPS.

Liquidity and Capital Resources

We have historically financed our operations and growth primarily with cash flows from operations, borrowings under our credit facilities, the issuance of long-term debt, the sale of undivided interests in receivables sold under the Receivables Facility, operating leases, normal trade credit terms and the sale of our common stock. Despite our growth in net sales, we have reduced our working capital needs by financing our inventory principally with accounts payable and outstanding checks in excess of deposits. We typically fund our acquisitions, and expect to fund future acquisitions, with our existing cash, additional borrowings under our revolving credit facility and the issuance of debt or equity securities.

Cash and cash equivalents totaled $51.5 million at April 3, 2004, an increase of $12.6 million from January 3, 2004. The increase was due to cash provided by operating activities of $51.6 million, partially offset by cash used investing activities of $21.4 million and cash used in financing activities of $17.6 million. Operating, investing and financing activities are discussed below.

Operating activities

In the 2004 quarter, we generated cash from operating activities of $51.6 million, compared to $64.2 million in the 2003 quarter. Cash provided by operating activities for both the 2004 and 2003 quarters was primarily due to increased sales in all of our business segments, partially offset by increased cost of goods sold and operating expenses, discussed above in "Results of Operations." An increase in trade accounts payable, partially offset by an increase in inventories, also contributed to cash provided by operating activities in the 2004 quarter. The increase in trade accounts payable was due primarily to improved cash management, evidenced by increased vendor float. We define vendor float as trade accounts payable divided by inventories.

Investing activities

During the 2004 quarter, we used $21.4 million for investing activities, compared to $25.4 million in the 2003 quarter. Investing activities include the acquisition of businesses and additions to and disposals of property, plant and equipment. Capital expenditures were $21.1 million in the 2004 quarter and $20.2 million in the 2003 quarter. In the 2004 quarter, capital expenditures totaled $2.3 million in our Broadline segment, $1.4 million in our Customized segment, $15.7 million in our Fresh-cut segment and $1.7 million in our Corporate segment. Capital expenditures in our Fresh-cut segment consisted mainly of fruit and tender leaf processing equipment. We expect our total 2004 capital expenditures to range between $120 million and $140 million.

In the 2004 quarter, net cash paid for acquisitions consisted of $300,000 related to contractual obligations in the purchase agreement for a company we acquired in 2001. Net cash paid for acquisitions in the 2003 quarter was $9.7 million, including $10.0 million paid to the former shareholders of Fresh International Corp. and its subsidiaries, collectively Fresh Express, for certain contractual obligations related to the purchase agreement for Fresh Express. We acquired Fresh Express in 2001. In the 2003 quarter, we also received $296,000, net, related to contractual obligations in the purchase agreements for other companies acquired in 2001 and for the closing net worth adjustment and certain related claims in connection with our 2002 acquisition of Middendorf Meat. In the 2003 quarter, we also received proceeds of $4.5 million from the sale of our investment in a fresh-cut produce processing facility, recording a gain on the sale of $956,000.

Financing activities

In the 2004 quarter, we reduced our total debt by $43.5 million, of which $43.2 million repaid borrowings outstanding under our revolving credit facility, referred to as the Credit Facility. In the 2003 quarter, we repaid $18.0 million of borrowings under our then-existing revolving credit facility.

Our $350.0 million Credit Facility expires in 2006 and bears interest at a floating rate equal to, at our election, the agent bank's prime rate or a spread over LIBOR. This rate varies based upon our senior leverage ratio, which excludes subordinated debt, and is defined in the credit agreement. The Credit Facility has an annual commitment fee, ranging from 0.20% to 0.25% of the average daily unused portion of the total facility, based on our senior leverage ratio, as defined in the credit agreement. The Credit Facility also requires the maintenance of certain financial ratios, as defined in the credit agreement, and contains customary events of default. The Credit Facility allows for the issuance of up to $90.0 million of standby letters of credit, which reduce borrowings available under the Credit Facility. At April 3, 2004, we had $40.0 million of borrowings outstanding, $41.3 million of letters of credit outstanding and $268.7 million available under the Credit Facility, subject to compliance with customary borrowing conditions. At April 3, 2004, our borrowings under the Credit Facility bore interest at a rate of 1.63% per annum. Interest is payable monthly.

Our associates who exercised stock options and purchased our stock under the employee stock purchase plan provided $4.2 million of proceeds in the 2004 quarter, compared to $3.3 million of proceeds in the 2003 quarter.

Checks in excess of deposits increased by $21.7 million in the 2004 quarter and decreased by $17.7 million in the 2003 quarter. Checks in excess of deposits represent checks that we have written that are not yet cashed by the payee and in total exceed the current available cash balance at the respective bank. The increase in checks in excess of deposits in the 2004 quarter is related to our efforts to improve cash management.

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

Off Balance Sheet Activities

At April 3, 2004, securitized accounts receivable under our Receivables Facility totaled $183.9 million, including $110.0 million sold to the financial institution and derecognized from our consolidated balance sheet. Total securitized accounts receivable includes our residual interest in accounts receivable of $73.9 million. The Residual Interest represents our retained interest in receivables held by PFG Receivables Corporation. We measure the Residual Interest using the estimated discounted cash flows of the underlying accounts receivable, based on estimated collections and a discount rate approximately equivalent to our incremental borrowing rate. The loss on sale of the undivided interest in receivables of $468,000 in the 2004 quarter and $324,000 in the 2003 quarter, is included in other expense, net, in our consolidated statements of earnings and represents our cost of securitizing those receivables with the financial institution. See Note 5 to our condensed consolidated financial statements for further discussion of our Receivables Facility. In addition, our 2003 Annual Report on Form 10-K contains a discussion of why our Receivables Facility is considered off balance sheet financing and describes other activities, which may be defined as off balance sheet financing.

Business Combinations

In the 2004 quarter, we paid $300,000 related to contractual obligations in the purchase agreement for a company we acquired in 2001. In the 2003 quarter, we paid $10.0 million to the former shareholders of Fresh Express. In the second quarter of 2003, we paid an additional $1.0 million to the former shareholders of Fresh Express. These payments were for certain contractual obligations and associated taxes related to the purchase of Fresh Express, which we acquired in 2001. In the 2003 quarter, we also paid $1.3 million related to contractual obligations in the purchase agreements for other companies acquired in 2001. We recorded these payments to Fresh Express and other companies as additional purchase price, with corresponding increases in goodwill. In January 2003, we finalized the purchase price of Middendorf Meat, resulting in the return of $1.6 million in cash in the 2003 quarter and approximately $600,000 in cash and $1.4 million in our common stock (46,000 shares) in the remainder of 2003 from the former owners of Middendorf Meat. These amounts were related to the closing net worth adjustment and certain related claims. We recorded these amounts as adjustments to the purchase price of Middendorf Meat, with corresponding reductions in goodwill.

Application of Critical Accounting Policies

We have prepared our consolidated financial statements and the accompanying notes in accordance with generally accepted accounting principles applied on a consistent basis. In preparing our financial statements, management must often make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements and during the reporting periods. Some of those judgments can be subjective and complex; consequently, actual results could differ from those estimates. We continually evaluate the accounting policies and estimates we use to prepare our financial statements. Management's estimates are generally based upon historical experience and various other assumptions that we determine to be reasonable in light of the relevant facts and circumstances. We believe that our critical accounting estimates include goodwill and other intangible assets, allowance for doubtful accounts, reserves for claims under self-insurance programs, reserve for inventories, sales incentives, vendor rebates and other promotional incentives and income taxes. Our 2003 Annual Report on Form 10-K describes these critical accounting policies.

Our financial statements contain other items that require estimation, but are not as critical as those discussed above. These include our calculations for bonus accruals, depreciation and amortization. Changes in estimates and assumptions used in these and other items could have an effect on our consolidated financial statements.

Recently Issued Accounting Pronouncements

In November 2003, the Emerging Issues Task Force, or EITF, reached a final consensus on EITF No. 03-10, Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers. EITF No. 03-10 states that certain sales incentive arrangements are not subject to the guidance in EITF No. 02-16. EITF No. 03-10 also requires disclosure of the accounting policy with respect to vendors' sales incentive arrangements. EITF No. 03-10 is effective for fiscal years beginning after December 15, 2003. Our adoption of EITF No. 03-10 in the 2004 quarter did not have a material impact on our consolidated financial position or results of operations.

Forward Looking Statements

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Our primary market risks are related to fluctuations in interest rates and changes in commodity prices. Our primary interest rate risk is from changing interest rates related to our outstanding debt. We currently manage this risk through a combination of fixed and floating rates on these obligations. As of April 3, 2004, our total debt of $311.8 million consisted of fixed and floating-rate debt of $256.5 million and $55.3 million, respectively. In addition, our Receivables Facility has a floating rate. Substantially all of our floating rates are based on LIBOR, with the exception of the rate on the Receivables Facility, which is based upon a 30-day commercial-paper rate. A 100 basis-point increase in market interest rates on all of our floating-rate debt and our Receivables Facility would result in a decrease in net earnings and cash flow of approximately $1.0 million per annum, holding other variables constant.

Significant commodity price fluctuations for certain commodities that we purchase, particularly for lettuce, could have a material impact on our results of operations. In an attempt to manage our commodity price risk, our Fresh-cut segment, in the normal course of business, enters into contracts to purchase pre-established quantities of various types of produce, particularly lettuce, at contracted prices based on our expected needs. To a lesser extent, our Broadline segment also enters into contracts to purchase pre-established quantities of products in the normal course of business. Commitments that we have entered into to purchase produce and other products in our Fresh-cut and Broadline segments as of January 3, 2004, are included in the table of contractual obligations in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financing Activities" in our 2003 Annual Report on Form 10-K.

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

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.
(a) No matters were submitted to a vote of security holders during the quarter ended April 3, 2004.

Item 6. Exhibits and Reports on Form 8-K.
(a) Exhibits:

10.32	Lease agreement for our Little Rock, Arkansas facility.

10.33	Severance agreement with C. Michael Gray.

15	Letter regarding unaudited information from KPMG LLP.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K filed during the quarter ended April 3, 2004:

On January 22, 2004, we furnished a Current Report on Form 8-K pursuant to Item 12 thereof relating to earnings expectations for the fourth quarter of 2003.

On February 3, 2004, we furnished a Current Report on Form 8-K pursuant to Item 12 thereof relating to our results of operations for the year ended January 3, 2004.

On March 5, 2004, we furnished a Current Report on Form 8-K pursuant to Item 9 thereof relating to the election of Robert C. Sledd as Chief Executive Officer.

Notwithstanding the foregoing information furnished under Items 9 and 12 of our Current Reports on Form 8-K, including the related exhibits shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERFORMANCE FOOD GROUP COMPANY

	By:	/s/ John D. Austin
John D. Austin
Senior Vice President and Chief Financial Officer

Date: May 12, 2004