Form 10-Q
period 2004-07-03
PERFORMANCE FOOD GROUP CO
filed 2004-08-11
CIK 908254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED July 3, 2004

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

As of August 9, 2004, 46,411,287 shares of the issuer's common stock were outstanding.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Performance Food Group Company:

We have reviewed the accompanying condensed consolidated balance sheet of Performance Food Group Company and subsidiaries (the Company) as of July 3, 2004, the related condensed consolidated statements of earnings for the three-month and six-month periods ended July 3, 2004 and June 28, 2003 and the condensed consolidated statements of cash flows for the six-month periods ended July 3, 2004 and June 28, 2003. These condensed consolidated financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with United States generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated balance sheet of Performance Food Group Company and subsidiaries as of January 3, 2004, and the related consolidated statements of earnings, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 3, 2004, we expressed an unqualified opinion on those consolidated financial statements. Our report referred to changes in accounting for business combinations and goodwill and other intangibles. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 3, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/KPMG LLP

Richmond, Virginia
August 9, 2004

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands)	July 3, 2004	January 3, 2004

ASSETS
Current assets:
Cash and cash equivalents	$55,123	$38,916
Accounts receivable, net, including
retained interest in securitized receivables	250,040	242,340
Inventories	285,521	257,198
Other current assets	31,468	43,421

Total current assets	622,152	581,875

Property, plant and equipment, net	381,437	363,052
Goodwill, net	584,016	582,966
Other intangible assets, net	191,992	196,814
Other assets	14,032	11,761

Total assets	$1,793,629	$1,736,468

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Outstanding checks in excess of deposits	$102,532	$81,797
Current installments of long-term debt	1,133	1,358
Trade accounts payable	275,934	235,392
Other current liabilities	164,779	150,377

Total current liabilities	544,378	468,924

Long-term debt, excluding current installments	290,161	353,919
Deferred income taxes	118,074	109,810

Total liabilities	952,613	932,653

Shareholders' equity	841,016	803,815

Total liabilities and shareholders' equity	$1,793,629	$1,736,468

See accompanying notes to unaudited condensed consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings (Unaudited)

	Three Months Ended		Six Months Ended

(In thousands, except per share amounts)	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003

Net sales	$1,555,722	$1,366,883	$3,020,789	$2,635,988
Cost of goods sold	1,320,321	1,151,879	2,566,870	2,221,646

Gross profit	235,401	215,004	453,919	414,342

Operating expenses	200,098	171,258	401,861	340,192

Operating profit	35,303	43,746	52,058	74,150

Other income (expense), net:
Interest expense	(4,786)	(4,955)	(9,535)	(9,745)
Loss on sale of receivables	(506)	(378)	(974)	(702)
Other, net	374	207	894	1,400

Other expense, net	(4,918)	(5,126)	(9,615)	(9,047)

Earnings before income taxes	30,385	38,620	42,443	65,103

Income tax expense	11,589	14,676	16,171	24,739

Net earnings	$18,796	$23,944	$26,272	$40,364

Weighted average common shares outstanding	46,344	45,451	46,161	45,398

Basic net earnings per common share	$0.41	$0.53	$0.57	$0.89

Weighted average common shares and dilutive
potential common shares outstanding	53,325	52,817	47,166	52,749

Diluted net earnings per common share	$0.39	$0.49	$0.56	$0.84

See accompanying notes to unaudited condensed consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended

(In thousands)	July 3, 2004	June 28, 2003

Cash flows from operating activities:
Net earnings	$26,272	$40,364
Adjustments to reconcile net earnings to net cash provided
by operating activities:
Depreciation	24,133	20,593
Amortization	4,071	4,144
Gain on sale of investment	-	(956)
Tax benefit on exercise of stock options	3,347	2,066
Other	779	1,074
Change in operating assets and liabilities, net	37,628	33,323

Net cash provided by operating activities	96,230	100,608

Cash flows from investing activities:
Purchases of property, plant and equipment	(42,899)	(53,121)
Net cash paid for acquisitions	(1,061)	(11,361)
Proceeds from sale of investment	-	4,500
Proceeds from sale of property, plant and equipment and other	368	303

Net cash used in investing activities	(43,592)	(59,679)

Cash flows from financing activities:
Increase (decrease) in outstanding checks in excess of deposits	20,735	(12,906)
Net payments on revolving credit facility	(63,229)	(19,833)
Principal payments on long-term debt	(754)	(1,491)
Cash paid for debt issuance costs	(15)	(732)
Proceeds from employee stock option, incentive and
purchase plans	6,832	4,728

Net cash used in financing activities	(36,431)	(30,234)

Net increase in cash and cash equivalents	16,207	10,695

Cash and cash equivalents, beginning of period	38,916	33,660
Cash and cash equivalents, end of period	$55,123	$44,355

See accompanying notes to unaudited condensed consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation

The accompanying condensed consolidated financial statements of Performance Food Group Company and subsidiaries (the "Company") as of July 3, 2004, and for the three months and six months ended July 3, 2004 and June 28, 2003, are unaudited. The unaudited January 3, 2004 condensed consolidated balance sheet was derived from the audited consolidated balance sheet included in the Company's latest Annual Report on Form 10-K. The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X.

In the opinion of management, the unaudited condensed consolidated financial statements contained in this report reflect all adjustments, consisting of only normal recurring accruals, which are necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. References in this Form 10-Q to the 2004 and 2003 quarters and periods refer to the fiscal three-month and six-month periods ended July 3, 2004 and June 28, 2003, respectively.

These unaudited condensed consolidated financial statements, note disclosures and other information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Company's condensed consolidated financial statements and notes thereto. The most significant estimates used by management are related to the accounting for the allowance for doubtful accounts, reserve for inventories, goodwill and other intangible assets, reserves for claims under self-insurance programs, sales incentives, vendor rebates and other promotional incentives, bonus accruals, depreciation, amortization and tax liabilities. Actual results could differ from these estimates.

Revenue Recognition

The Company recognizes sales when persuasive evidence of an arrangement exists, the price is fixed or determinable, the product has been delivered to the customer and there is reasonable assurance of collection of the sales proceeds. Sales returns are recorded as reductions of sales.

Stock-Based Compensation

At July 3, 2004, the Company had stock-based employee compensation plans, which are accounted for under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no stock-based employee compensation cost has been reflected in net earnings in the condensed consolidated statements of earnings for the 2004 and 2003 quarters and periods, except when there was a modification to a fixed award. The following table illustrates the effect on net earnings and net earnings per common share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. The fair value of each option was estimated at the grant date using the Black-Scholes option-pricing model.

(In thousands, except per share amounts)	2004 Quarter	2003 Quarter	2004 Period	2003 Period

Net earnings, as reported	$18,796	$23,944	$26,272	$40,364

Add: Stock-based compensation included
in net earnings, net of related
tax effects	-	-	228	-

Deduct: Stock-based compensation
determined under the fair-value based
method for all awards, net of related
tax effects	(1,931)	(1,766)	(3,741)	(3,655)

Pro forma net earnings	$16,865	$22,178	$22,759	$36,709

Net earnings per common share:

Basic - As reported	$0.41	$0.53	$0.57	$0.89

Basic - Pro forma	$0.36	$0.49	$0.49	$0.81

Diluted - As reported	$0.39	$0.49	$0.56	$0.84

Diluted - Pro forma	$0.35	$0.46	$0.49	$0.77

Recently Issued Accounting Pronouncements

In November 2003, the Emerging Issues Task Force ("EITF"), reached a final consensus on EITF No. 03-10, "Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers" ("EITF No. 03-10"). EITF No. 03-10 states that certain sales incentive arrangements are not subject to the guidance in EITF No. 02-16. EITF No. 03-10 also requires disclosure of the accounting policy with respect to vendors' sales incentive arrangements. EITF No. 03-10 is effective for fiscal years beginning after December 15, 2003. The Company's adoption of EITF No. 03-10 in the 2004 period did not have a material impact on its consolidated financial position or results of operations.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period's presentation.

3. Business Combinations

During the 2004 period, the Company paid $1.1 million and issued approximately 22,000 shares of its common stock, valued at approximately $750,000, primarily related to contractual obligations in the purchase agreement for Carroll County Foods, Inc. ("Carroll County Foods"). The Company recorded these amounts as additional purchase price, with corresponding increases to goodwill.

In 2003, the Company paid $11.0 million to the former shareholders of Fresh International Corp. and its subsidiaries (collectively "Fresh Express"). These payments were for certain contractual obligations and associated taxes related to the purchase of Fresh Express, which the Company acquired in 2001. Also, in the 2003 period, the Company paid $5.2 million and issued approximately 25,000 shares of its common stock, valued at approximately $891,000, related to contractual obligations in the purchase agreements for All Kitchens, Inc. ("All Kitchens"), Thoms-Proestler Company and TPC Logistics, Inc. (collectively "TPC"), Carroll County Foods and other companies acquired. The Company acquired All Kitchens and TPC in 2002 and Carroll County Foods in 2000. The Company recorded these earnout payments as additional purchase price, with corresponding increases in goodwill.

Also in 2003, the Company finalized the purchase price of Middendorf Meat Company ("Middendorf Meat"), resulting in the return of $2.2 million in cash and $1.4 million in the Company's common stock (approximately 46,000 shares) from the former owners of Middendorf Meat, related to the closing net worth adjustment and certain related claims. The Company recorded this adjustment to the purchase price as a reduction of goodwill.

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

In October 2001, the Company issued $201.3 million aggregate principal amount of 5½% convertible subordinated notes due in 2008 (the "Convertible Notes"). The calculation of diluted EPS is done on an "if-converted" basis and without conversion of the Convertible Notes. If the calculation of diluted EPS is more dilutive assuming conversion of the Convertible Notes, the after-tax interest on the Convertible Notes is added to net income in the numerator, and the shares into which the Convertible Notes are convertible are added to the dilutive shares in the denominator. In the 2004 and 2003 quarters and the 2003 period the Convertible Notes were dilutive and were included in the computation of diluted EPS. In the 2004 period, the Convertible Notes were anti-dilutive and were excluded from the computation of diluted EPS. A reconciliation of the numerators and denominators of the basic and diluted EPS computations is as follows:

	2004 Quarter			2003 Quarter

(In thousands, except per share amounts)	Net Earnings	Shares	Per-Share Amount	Net Earnings	Shares	Per-Share Amount

Amounts reported for basic EPS	$18,796	46,344	$0.41	$23,944	45,451	$0.53
Effect of dilutive securities:
Stock options	-	873		-	1,258
Convertible Notes	1,860	6,108		1,863	6,108

Amounts reported for diluted EPS	$20,656	53,325	$0.39	$25,807	52,817	$0.49

Options to purchase 1,430,740 shares that were outstanding at July 3, 2004, were excluded from the computation of diluted shares because of their anti-dilutive effect on EPS for the 2004 quarter. The exercise price of these options ranged from $33.00 to $41.15. Options to purchase approximately 658,000 shares that were outstanding at June 28, 2003 were excluded from the computation of diluted shares because of their anti-dilutive effect on EPS for the 2003 quarter. The exercise price of these options ranged from $34.57 to $38.50.

	2004 Period			2003 Period

(In thousands, except per share amounts)	Net Earnings	Shares	Per-Share Amount	Net Earnings	Shares	Per-Share Amount

Amounts reported for basic EPS	$26,272	46,161	$0.57	$40,364	45,398	$0.89
Effect of dilutive securities:
Stock options	-	1,005		-	1,243
Convertible Notes	-	-		3,726	6,108

Amounts reported for diluted EPS	$26,272	47,166	$0.56	$44,090	52,749	$0.84

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

The Company received $78.0 million of proceeds from the sale of the undivided interest in receivables under the Receivables Facility in 2001 and has continued to securitize its accounts receivable. Under the original terms of the Receivables Facility, the amount of the undivided interest in the receivables owned by the financial institution could not exceed $90.0 million at any one time. During the 2003 quarter, the Company increased the amount of the undivided interest in the receivables that can be owned by the financial institution to $165.0 million. In July 2003, the Company sold an incremental undivided interest in receivables under the Receivables Facility and received an additional $32.0 million of proceeds. These proceeds were used to repay borrowings under the Company's revolving credit facility and to fund working capital needs. On June 28, 2004, the Company extended the term of its Receivables Facility through June 27, 2005.

At July 3, 2004, securitized accounts receivable totaled $203.1 million, including $110.0 million sold to the financial institution and derecognized from the condensed consolidated balance sheet. Total securitized accounts receivable includes the Company's residual interest in accounts receivable ("Residual Interest") of $93.1 million. At January 3, 2004, securitized accounts receivable totaled $189.4 million, including $110.0 million sold to the financial institution and derecognized from the consolidated balance sheet, and including the Residual Interest of $79.4 million. The Residual Interest represents the Company's retained interest in receivables held by PFG Receivables Corporation. The Residual Interest was measured using the estimated discounted cash flows of the underlying accounts receivable, based on estimated collections and a discount rate approximately equivalent to the Company's incremental borrowing rate. The loss on sale of the undivided interest in receivables of $506,000 and $378,000 in the 2004 and 2003 quarters, respectively, and $974,000 and $702,000 in the 2004 and 2003 periods, respectively, is included in other expense, net, in the condensed consolidated statements of earnings and represents the Company's cost of securitizing those receivables with the financial institution.

The Company records the sale of the undivided interest in accounts receivable to the financial institution in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Accordingly, at the time the undivided interest in receivables is sold, the receivables are removed from the Company's consolidated balance sheet. The Company records a loss on the sale of the undivided interest in these receivables, which includes a discount, based upon the receivables' credit quality and a financing cost for the financial institution, based upon a 30-day commercial paper rate. At July 3, 2004, the rate under the Receivables Facility was 1.62% per annum.

The key economic assumptions used to measure the Residual Interest at July 3, 2004 were a discount rate of 2.50% and an estimated life of approximately 1.5 months. At July 3, 2004, an immediate adverse change in the discount rate and estimated life of 10% and 20%, with other factors remaining constant, would reduce the fair value of the Residual Interest with a corresponding increase in the loss on sale of receivables, but would not have a material impact on the Company's consolidated financial condition or results of operations.

6. Goodwill and Other Intangible Assets

The following table presents details of the Company's intangible assets as of July 3, 2004 and January 3, 2004:

As of July 3, 2004				As of January 3, 2004

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with definite lives:
Customer relationships	$110,824	$17,548	$93,276	$110,824	$14,529	$96,295
Trade names and trademarks	33,724	3,163	30,561	33,733	2,563	31,170
Debt issuance costs	9,392	3,737	5,655	9,408	3,011	6,397
Non-compete agreements	4,568	3,151	1,417	4,778	2,927	1,851
Patents	350	66	284	350	48	302

Total intangible assets with definite lives	$158,858	$27,665	$131,193	$159,093	$23,078	$136,015

Intangible assets with indefinite lives:
Goodwill (1)	$599,534	$15,518	$584,016	$598,484	$15,518	$582,966
Trade names (1)	60,934	135	60,799	60,934	135	60,799

Total intangible assets with indefinite lives	$660,468	$15,653	$644,815	$659,418	$15,653	$643,765

(1) Amortization was recorded before the Company's adoption of SFAS No. 142.

The Company recorded amortization of intangibles of $2.4 million for each of the 2004 and 2003 quarters (including approximately $350,000 amortization of debt issuance costs in each quarter), and $4.8 and $4.9 million for the 2004 and 2003 periods, respectively (including approximately $750,000 amortization of debt issuance costs in each period). The estimated future amortization of intangible assets as of July 3, 2004, is as follows:

(In thousands)	Amount

2004 (remaining quarters)	$4,853
2005	9,322
2006	8,941
2007	8,451
2008	7,878
2009	7,105
Thereafter	84,643

Total	$131,193

The following table presents the changes in the net carrying amount of goodwill allocated to the Company's reportable segments, as defined in Note 9, during the 2004 period:

(In thousands)	Broadline Segment	Fresh-cut Segment	Total

Balance at January 3, 2004	$350,493	$232,473	$582,966
Goodwill acquired	1,811	-	1,811
Purchase accounting adjustments	(761)	-	(761)

Balance at July 3, 2004	$351,543	$232,473	$584,016

In the 2004 period, the Broadline segment acquired goodwill of $1.8 million through payments related to contractual obligations associated with certain acquisitions. For further details on goodwill changes, see Note 3.

7. Inventories

The following table provides details of inventories as of July 3, 2004 and January 3, 2004:

(In thousands)	July 3, 2004	January 3, 2004

Finished goods	$275,406	$239,892
Raw materials, including growing crops	10,115	17,306

Inventories	$285,521	$257,198

8. Commitments and Contingencies

The Company's Fresh-cut segment has contracts to purchase produce, some of which have variable quantities, with minimum and maximum limits. The Company's minimum commitments under produce purchase contracts totaled $106.7 million at July 3, 2004, which expire at various times throughout 2004 and 2005. The Company's Fresh-cut and Customized segments also had outstanding purchase orders for capital projects totaling $3.0 million and $9.9 million, respectively, at July 3, 2004. At July 3, 2004, the Company's Broadline segment had contracts to purchase product totaling $8.1 million, which expire throughout 2004. Amounts due under these Fresh-cut, Customized and Broadline contracts were not included on the Company's condensed consolidated balance sheet as of July 3, 2004, in accordance with generally accepted accounting principles.

The Company has entered into numerous operating leases, including leases of buildings, equipment, tractors and trailers. In certain of the Company's leases of tractors, trailers and other vehicles and equipment, the Company has provided residual value guarantees to the lessors. Circumstances that would require the Company to perform under the guarantees include either (1) the Company's default on the leases with the leased assets being sold for less than the specified residual values in the lease agreements, or (2) the Company's decisions not to purchase the assets at the end of the lease terms combined with the sale of the assets, with sales proceeds less than the residual value of the leased assets specified in the lease agreements.  The Company's residual value guarantees under these operating lease agreements typically range between 4% and 20% of the value of the leased assets at inception of the lease. These leases have original terms ranging from two to nine years and expiration dates ranging from 2004 to 2011. As of July 3, 2004, the undiscounted maximum amount of potential future payments under the Company's guarantees totaled $5.4 million, which would be mitigated by the fair value of the leased assets at lease expiration. The assessment as to whether it is probable that the Company will be required to make payments under the terms of the guarantees is based upon the Company's actual and expected loss experience. Consistent with the requirements of FASB Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," the Company has recorded $55,000 of the $5.4 million of potential future guarantee payments on its condensed consolidated balance sheet as of July 3, 2004.

In connection with certain acquisitions, the Company has entered into earnout agreements with certain of the former owners of the businesses that the Company has acquired. These agreements are based upon certain sales, operating profit, net earnings and affiliate distributor targets, as defined in each agreement. These earnout payments are for companies acquired in 2001 and 2002, and may include payments in cash and/or shares of the Company's common stock. As of July 3, 2004, the maximum potential earnout obligation, assuming all future earnout targets are met in their earliest possible years, totaled $23.3 million: $8.0 million in the remainder of 2004, $13.6 million in 2005 and $1.7 million in 2006. These contingent payments are not recorded on the Company's condensed consolidated balance sheet at July 3, 2004, in accordance with generally accepted accounting principles. If paid, these earnout payments would increase the goodwill of the companies acquired. If the future earnout targets are not met, these maximum amounts will be lower, or the Company may not be required to make any payments.

9. Industry Segment Information

The Company has three operating segments: broadline foodservice distribution ("Broadline"); customized foodservice distribution ("Customized"); and fresh-cut produce processing ("Fresh-cut"). Broadline markets and distributes more than 60,000 national and proprietary brand food and non-food products to a total of approximately 47,000 street and chain customers. Broadline consists of 19 distribution facilities that design their own product mix, distribution routes and delivery schedules to accommodate the needs of a large number of customers whose individual purchases vary in size. In addition, Broadline operates three locations that provide merchandising services to independent foodservice distributors. Customized services family and casual-dining chain restaurants. These customers generally prefer a centralized point of contact that facilitates item and menu changes, tailored distribution routing and customer service. The Customized distribution network distributes nationwide and internationally from seven distribution facilities. Fresh-cut purchases, processes, packages and distributes a variety of packaged, ready-to-eat salads and other fresh-cut produce nationwide to food retailers. Fresh-cut also distributes various fresh produce offerings, primarily to third-party distributors for resale mainly to quick-service restaurants located throughout the United States. Fresh-cut operations are conducted at seven processing/distribution facilities and two distribution facilities.

	Broadline	Customized	Fresh-cut	Corporate & Intersegment	Consolidated
(In thousands)
2004 Quarter

Net external sales	$775,084	$517,779	$262,859	$-	$1,555,722
Intersegment sales	188	77	3,658	(3,923)	-
Total sales	775,272	517,856	266,517	(3,923)	1,555,722
Operating profit	20,262	6,093	16,011	(7,063)	35,303
Total assets	815,224	156,420	672,372	149,613	1,793,629
Interest expense (income)	2,722	148	4,580	(2,664)	4,786
Loss (gain) on sale of receivables	2,101	667	-	(2,262)	506
Depreciation	3,258	1,073	7,003	846	12,180
Amortization	908	-	1,132	-	2,040
Capital expenditures	1,809	4,131	14,562	1,263	21,765

	Broadline	Customized	Fresh-cut	Corporate & Intersegment	Consolidated
(In thousands)
2003 Quarter

Net external sales	$687,695	$442,464	$236,724	$-	$1,366,883
Intersegment sales	259	106	4,475	(4,840)	-
Total sales	687,954	442,570	241,199	(4,840)	1,366,883
Operating profit	20,620	5,953	21,543	(4,370)	43,746
Total assets	774,024	132,232	647,346	119,185	1,672,787
Interest expense (income)	3,738	51	4,914	(3,748)	4,955
Loss (gain) on sale of receivables	1,529	569	-	(1,720)	378
Depreciation	3,457	869	5,527	585	10,438
Amortization	942	-	1,124	-	2,066
Capital expenditures	6,628	13,605	13,070	(390)	32,913

	Broadline	Customized	Fresh-cut	Corporate & Intersegment	Consolidated
(In thousands)
2004 Period

Net external sales	$1,498,735	$1,018,665	$503,389	$-	$3,020,789
Intersegment sales	455	154	7,852	(8,461)	-
Total sales	1,499,190	1,018,819	511,241	(8,461)	3,020,789
Operating profit	30,580	9,563	27,054	(15,139)	52,058
Total assets	815,224	156,420	672,372	149,613	1,793,629
Interest expense (income)	5,802	319	9,262	(5,848)	9,535
Loss (gain) on sale of receivables	4,051	1,317	-	(4,394)	974
Depreciation	6,623	2,144	13,781	1,585	24,133
Amortization	1,808	-	2,263	-	4,071
Capital expenditures	4,113	5,580	30,275	2,931	42,899

	Broadline	Customized	Fresh-cut	Corporate & Intersegment	Consolidated
(In thousands)
2003 Period

Net external sales	$1,330,378	$855,406	$450,204	$-	$2,635,988
Intersegment sales	472	200	8,273	(8,945)	-
Total sales	1,330,850	855,606	458,477	(8,945)	2,635,988
Operating profit	32,582	10,828	39,769	(9,029)	74,150
Total assets	774,024	132,232	647,346	119,185	1,672,787
Interest expense (income)	7,559	116	9,596	(7,526)	9,745
Loss (gain) on sale of receivables	2,561	1,071	-	(2,930)	702
Depreciation	7,031	1,719	10,890	953	20,593
Amortization	1,885	-	2,259	-	4,144
Capital expenditures	8,255	16,267	27,944	655	53,121

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unless this Form 10-Q indicates otherwise or the context otherwise requires, the terms "we," "our," "us," or "Performance Food Group" as used in this Form 10-Q refer to Performance Food Group Company and its subsidiaries. References in this Form 10-Q to the 2004 and 2003 quarters and periods refer to our fiscal three-month and six-month periods ended July 3, 2004 and June 28, 2003, respectively. The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q.

Overview

Our net sales in the 2004 quarter and period increased 13.8% and 14.6% over the 2003 quarter and period, respectively, with all of our sales growth in the 2004 quarter and period coming from existing operations. Food price inflation contributed approximately 6% to our growth in net sales in the 2004 quarter and 5% to our growth in net sales in the 2004 period. Our Broadline and Customized segments experienced significant inflation in the 2004 quarter and period. Inflation was less than 1% in our Fresh-cut segment in both the 2004 quarter and period.

Gross profit margin, which we define as gross profit as a percentage of net sales, declined in both the 2004 quarter and period compared to the 2003 quarter and period, driven primarily by our inability to leverage our cost infrastructure in the Fresh-cut segment due to the loss of contribution margin from certain foodservice customers that exited during the 2004 quarter and period and the slowing of the category growth at retail. Gross margin was also negatively impacted by the Fresh-cut segment's fruit initiative, described below. Broadline gross profit margin declined in the 2004 quarter and period versus the 2003 quarter and period, impacted by the lower, though improving, margins at Quality Foods, Inc., a shift in sales mix toward center-of-the-plate items, which include beef, poultry, seafood and other protein items, and inflation. Additionally, gross profit margin in our Customized segment was negatively impacted by inflation.

Our Broadline segment's operating profit margin, which we define as operating profit as a percentage of net sales, in the 2004 quarter and period declined compared to the 2003 quarter and period, impacted by the lower gross profit margin and costs associated with transitioning into new multi-unit business.

Our Customized segment was negatively affected in the 2004 quarter and period by incremental costs associated with temporary labor and related costs in connection with a labor dispute at one of our facilities that began in the fourth quarter of 2003. After the end of the 2004 quarter, we received a petition from our drivers in Elkton, Maryland, stating that they no longer wished to be represented by the union. Accordingly, we were legally obligated to withdraw recognition from the union. Going forward, we intend to add warehouse capacity in our Customized segment throughout 2004 and 2005 to accommodate future growth.

Our Fresh-cut segment continued to grow sales in the packaged salad category at a rate higher than retail category growth. However, the rate of growth in the retail category industry-wide slowed during the 2004 quarter. While the category has occasionally experienced periods of slower growth, the slowdown in the 2004 quarter was significant. The most recent market data available to us indicates a continued slowing of the category growth. We are monitoring category growth trends and we will continue to assess any ongoing impact on our business. While our long-term plan has been to rationalize some of our Fresh-cut segment's foodservice business, this transition has been moving at a faster pace than anticipated. Our focus continues to be one of shifting our customer mix away from less stable customer relationships to more long-term partnerships with retail and foodservice customers. We will continue to experience an impact on our earnings into 2005 as we absorb costs for refocusing and retooling certain processing plants to a customer and product mix that we expect to be more stable and profitable. Also during the 2004 quarter, to meet customer needs, Fresh-cut rolled out new fruit products for certain key customers more quickly than planned. These rollouts increased our cost of goods sold as a percentage of net sales. We expect the increased costs to continue at a diminishing rate over the remainder of 2004.

Going forward, we continue to be very focused on managing the growth we are generating in our business, adding new capacity and driving operational improvements in each of our business segments. We continue to seek innovative means of servicing our customers and producing a unique product to distinguish ourselves from others in the marketplace.

Results of Operations

Net sales

	2004 Quarter		2003 Quarter		2004 Period		2003 Period

	Net	% of	Net	% of	Net	% of	Net	% of
(in thousands)	sales	total	sales	total	sales	total	sales	total

Broadline	$775,272	49.8%	$687,954	50.3%	$1,499,190	49.6%	$1,330,850	50.5%
Customized	517,856	33.3	442,570	32.4	1,018,819	33.7	855,606	32.4
Fresh-cut	266,517	17.1	241,199	17.6	511,241	16.9	458,477	17.4
Intersegment*	(3,923)	(0.2)	(4,840)	(0.3)	(8,461)	(0.2)	(8,945)	(0.3)

Total net sales	$1,555,722	100.0%	$1,366,883	100.0%	$3,020,789	100.0%	$2,635,988	100.0%

*Intersegment sales are sales between the segments, which are eliminated in consolidation.

Consolidated. In the 2004 quarter, net sales increased $188.8 million, or 13.8%, over the 2003 quarter. In the 2004 period, net sales increased $384.8 million, or 14.6%, over the 2003 period. All of our sales growth in the 2004 quarter and period was from existing operations. We estimated that food price inflation contributed approximately 6% to net sales growth in the 2004 quarter and approximately 5% to net sales growth in the 2004 period. All three of our business segments contributed to sales growth in the 2004 quarter and period. Each segment's sales are discussed in more detail in the following paragraphs.

Broadline. In the 2004 quarter, Broadline net sales increased $87.3 million, or 12.7%, over the 2003 quarter. In the 2004 period, Broadline net sales increased $168.3 million, or 12.6%, over the 2003 period. We estimated that food price inflation contributed approximately 7% and 6% to Broadline net sales growth in the 2004 quarter and period, respectively. In the 2004 quarter and period, we continued to increase sales to independent restaurants and generated incremental sales to existing customers and markets. We refer to independent restaurants and other customers serviced by our sales representatives as "street customers." Street customers tend to use more of our proprietary brands and value-added services, resulting in higher margin sales. We continued to increase sales of our proprietary brands, which increased to 25% of street sales in the 2004 period. We discontinued service to certain Wendy's quick-service restaurant locations in the first quarter of 2004. Our sales to these Wendy's locations in 2003 totaled $129.9 million. However, we rolled out new multi-unit chain business during the first and early second quarters of 2004, which we expect to generate approximately $80 million of annualized sales. Also, in July 2004, we were awarded a contract to provide service to Compass Group PLC locations in the Northeast, Mid-Atlantic, Southeast and Midwest United States. We expect this new business to result in approximately $200 million of annualized sales. Compass provides food and vending services to institutions including schools and healthcare facilities. In addition, we plan to roll out additional multi-unit chain business in the third quarter of 2004, which we expect to generate an additional $50 million of annualized sales.

Broadline net sales represented 49.8% and 50.3% of our consolidated net sales in the 2004 and 2003 quarters, respectively. Broadline net sales were 49.6% and 50.5% of our consolidated net sales in 2004 and 2003 periods, respectively. The decrease as a percentage of our consolidated net sales in the 2004 quarter and period compared to the 2003 quarter and period was due primarily to increased sales in our Customized segment, discussed below.

Customized. In the 2004 quarter, Customized net sales increased $75.3 million, or 17.0%, over the 2003 quarter. In the 2004 period, Customized net sales increased $163.2 million, or 19.1%, over the 2003 period. We estimated that our Customized segment experienced food price inflation of approximately 8% and 6% in the 2004 quarter and period, respectively. The increase in Customized net sales in the 2004 quarter and period was partially due to sales to 100 additional Ruby Tuesday locations that began in the second quarter of 2003 and sales to 70 Mimi's Café casual-dining restaurants that began in the first quarter of 2003. Sales growth in the 2004 quarter and period also benefited from the continued growth in sales to additional locations of existing customers.

Customized net sales represented 33.3% and 32.4% of our consolidated net sales in the 2004 and 2003 quarters, respectively. Customized net sales were 33.7% and 32.4% of our consolidated net sales in the 2004 and 2003 periods, respectively. The increase as a percentage of our consolidated net sales in the 2004 quarter and period compared to the 2003 quarter and period was due primarily to sales to the new customers discussed above.

Fresh-cut. In the 2004 quarter, Fresh-cut net sales increased $25.3 million, or 10.5%, over the 2003 quarter. In the 2004 period, Fresh-cut net sales increased $52.8 million, or 11.5%, over the 2003 period. We estimated that food price inflation in the 2004 quarter and period was less than 1% for our Fresh-cut segment. In the 2004 quarter and period, Fresh-cut net sales increased because of higher sales volume to retail customers and favorable changes in product mix towards higher value-added products. This increase in sales volume was due mainly to increased sales of blends, including tender leaf salad products. The tender leaf products sell at higher price points than products consisting mainly of iceberg lettuce. Fresh-cut fruit also contributed to net sales growth in the 2004 quarter and period. While our retail sales continue to grow, the rate of growth in the retail category industry-wide slowed in the 2004 quarter. The increase in retail sales was partially offset by the negative impact of our rationalization of foodservice customers. We continue to shift our production capacity to service retail and foodservice customers in an effort to enhance long-term partnerships to reduce volatility and the resulting impact on long-term earnings in our Fresh-cut segment.

Fresh-cut segment net sales represented 17.1% and 17.6% of our consolidated net sales in the 2004 and 2003 quarters, respectively. Fresh-cut net sales were 16.9% and 17.4% of our consolidated net sales in the 2004 and 2003 periods, respectively. The decrease as a percentage of our consolidated net sales in the 2004 quarter and period compared to the 2003 quarter and period was due primarily to the sales growth in our Customized segment discussed above.

Cost of goods sold

Consolidated. In the 2004 quarter, cost of goods sold increased $168.4 million, or 14.6%, to $1.32 billion, compared to $1.15 billion in the 2003 quarter. In the 2004 period, cost of goods sold increased $345.2 million, or 15.5%, to $2.57 billion, compared to $2.22 billion in the 2003 period. Cost of goods sold as a percentage of net sales, or the cost of goods sold ratio, was 84.9% in the 2004 quarter and 85.0% in the 2004 period, compared to 84.3% in both the 2003 quarter and period. The increase in the cost of goods sold was due primarily to inflation and other factors discussed below.

Broadline. Our Broadline segment's cost of goods sold as a percentage of net sales in the 2004 quarter and period increased compared to the 2003 quarter and period. Food product inflation in the 2004 quarter and period contributed to Broadline's increase in the cost of goods sold ratio. Additionally, Quality Foods, one of our Broadline companies that we acquired in May 2002, has experienced erosion in its cost of goods sold ratio due to competitive pressures and a shift in sales mix towards multi-unit business. We expect the impact of Quality Foods to continue for the remainder of 2004 at a reduced rate. In addition, Broadline's cost of goods sold ratio increased due to a higher sales mix of center-of-the-plate items, which include beef, poultry, seafood and other proteins. Center-of-the-plate items typically have a lower gross margin percentage than other products, due to their higher cost per case.

Customized. Our Customized segment's cost of goods sold as a percentage of net sales increased in the 2004 quarter and period compared to the 2003 quarter and period mainly as a result of food product inflation. Although the higher food cost was passed on to customers and did not negatively impact the Customized segment's gross profit dollars, it resulted in lower gross profit as a percentage of net sales.

Fresh-cut. Our Fresh-cut segment's cost of goods sold as a percentage of net sales increased in the 2004 quarter and period compared to the 2003 quarter and period as a result of increased costs due to the increased complexity of our processing and distribution network. Our Fresh-cut segment's costs of goods sold ratio also increased due to the loss of contribution margin from certain foodservice customers who exited during the quarter. While our long-term plan has been to rationalize some of Fresh-cut's foodservice business, the transition has been moving at a faster pace than planned. During this transition, we have and will continue to experience an increased cost of goods sold ratio as we absorb costs related to the loss of this business and refocus and re-tool certain processing plants to service a more stable and profitable customer and product mix. We expect the impact of these costs to continue into 2005. Also in the 2004 quarter, we rolled out new fruit products to certain key customers more quickly than planned. These products also increased our cost of goods sold ratio. We expect these higher costs to continue at a diminishing rate over the remainder of 2004. In addition, in January 2004, Fresh-cut's cost of goods sold was affected by residual higher lettuce costs related to raw material supply disruptions in late 2003. We are implementing measures to attempt to mitigate the agricultural risks impacting our Fresh-cut segment, including contracting for a higher percentage of our raw product needs during certain times of the year.

Gross profit

In the 2004 quarter, gross profit increased $20.4 million, or 9.5%, to $235.4 million, compared to $215.0 million in the 2003 quarter. In the 2004 period, gross profit increased $39.6 million, or 9.6%, to $453.9 million, compared to $414.3 million in the 2003 period. Gross profit margin was 15.1% in the 2004 quarter and 15.0% in the 2004 period, respectively, compared to 15.7% in both the 2003 quarter and period. The decline in gross profit margin in all of our segments is discussed above in "Cost of goods sold."

Operating expenses

Consolidated. In the 2004 quarter, operating expenses increased $28.8 million, or 16.8%, to $200.1 million, compared to $171.3 million in the 2003 quarter. In the 2004 period, operating expenses increased $61.7 million, or 18.1%, to $401.9 million, compared to $340.2 million in the 2003 period. Operating expenses as a percentage of net sales were 12.9% in the 2004 quarter and 13.3% in the 2004 period, compared to 12.5% in the 2003 quarter and 12.9% in the 2003 period. The increase in operating expenses as a percentage of net sales was due mainly to increased selling and overhead costs in our Fresh-cut segment and increased operating expenses in our Customized segment related to the labor dispute discussed below.

Broadline. Our Broadline segment's operating expenses as a percentage of sales declined slightly in the 2004 quarter and period from the 2003 quarter and period, due primarily to efficiencies in warehousing and transportation, partially offset by increased personnel costs, higher insurance costs and additional transitional expenses for the multi-unit business discussed in "Net sales" above.

Customized. Our Customized segment's operating expenses as a percentage of sales increased slightly in the 2004 quarter and period from the 2003 quarter and period, due to costs related to the labor dispute at our Elkton, Maryland distribution facility and increased insurance costs, partially offset by efficiencies in warehousing. In the fourth quarter of 2003, certain drivers at the Elkton, Maryland facility went on strike. We incurred incremental costs in the 2004 period of $3.0 million to engage replacement drivers to maintain the service level to our customers, to provide additional security at the facility, and to pay our legal counsel. After the end of the 2004 quarter, we received a petition from our drivers in Elkton, Maryland, stating that they no longer wished to be represented by the union. Accordingly, we were legally obligated to withdraw recognition from the union. We expect to continue experiencing costs related to the labor dispute, but at a diminishing rate in the remainder of 2004.

Fresh-cut. Our Fresh-cut segment's operating expenses as a percentage of sales increased in the 2004 quarter and period from the 2003 quarter and period mainly because of increased warehouse and delivery expenses, related primarily to inefficiencies in our production network and related cross-docking. In addition, selling expenses increased in the 2004 quarter and period compared to the 2003 quarter and period due to higher promotional spending.

Corporate. Our Corporate segment's operating expenses increased in the 2004 quarter and period compared to the 2003 quarter and period primarily because of higher insurance costs related to increases in our insurance accruals based on recent experience, professional fees related primarily to our compliance program associated with Section 404 of the Sarbanes-Oxley Act of 2002 and severance costs.

Operating profit

	2004 Quarter		2003 Quarter		2004 Period		2003 Period

	Operating	% of	Operating	% of	Operating	% of	Operating	% of
(In thousands)	profit	sales	profit	sales	profit	sales	profit	sales

Broadline	$20,262	2.6%	$20,620	3.0%	$30,580	2.0%	$32,582	2.5%
Customized	6,093	1.2	5,953	1.4	9,563	0.9	10,828	1.3
Fresh-cut	16,011	6.0	21,543	8.9	27,054	5.3	39,769	8.7
Corporate and Intersegment	(7,063)	-	(4,370)	-	(15,139)	-	(9,029)	-

Total operating profit	$35,303	2.3%	$43,746	3.2%	$52,058	1.7%	$74,150	2.8%

Consolidated. In the 2004 quarter, operating profit declined $8.4 million, or 19.3%, from the 2003 quarter. In the 2004 period, operating profit decreased $22.1 million, or 29.8%, over the 2003 period. Operating profit margin was 2.3% in the 2004 quarter and 1.7% in the 2004 period, compared to 3.2% in the 2003 quarter and 2.8% in the 2003 period. The decrease in operating profit margin was driven mainly by a decline in gross profit margin, combined with increased operating expenses as a percentage of net sales, as discussed above.

Broadline. Our Broadline segment's operating profit margin was 2.6% in the 2004 quarter and 2.0% in the 2004 period, compared to 3.0% in the 2003 quarter and 2.5% in the 2003 period. Operating profit margin in the 2004 quarter and period was negatively impacted by the decline in gross profit margin during the 2004 quarter and period due to inflation, issues at Quality Foods and a shift in sales mix towards center-of-the-plate items, all discussed above.

Customized. Our Customized segment's operating profit margin was 1.2% in the 2004 quarter and 0.9% in the 2004 period, compared to 1.4% in the 2003 quarter and 1.3% in the 2003 period. Operating profit margin in the 2004 quarter and period was negatively impacted by the decline in gross profit margin due primarily to the high inflation rate during the 2004 quarter and period, and costs related to the labor dispute, all discussed above.

Fresh-cut. Our Fresh-cut segment's operating profit margin was 6.0% in the 2004 quarter and 5.3% in the 2004 period, compared to 8.9% in the 2003 quarter and 8.7% in the 2003 period. The decline in operating profit margin was due to increased cost of goods sold, combined with increased warehouse, delivery and selling expenses, all discussed above.

Other expense, net

Other expense, net, was $4.9 million in the 2004 quarter and $9.6 million in the 2004 period, compared to $5.1 million in the 2003 quarter and $9.0 million in the 2003 period. Included in other expense, net, was interest expense of $4.8 million and $5.0 million in the 2004 and 2003 quarters, respectively, and $9.5 million in the 2004 period and $9.7 million in the 2003 period. Other expense, net, also included losses on the sale of the undivided interest in receivables of $506,000 in the 2004 quarter and $974,000 in the 2004 period, $378,000 in the 2003 quarter and $702,000 in the 2003 period. These losses are related to our receivables purchase facility, referred to as the Receivables Facility, and represent the discount from carrying value that we incur from our sale of an undivided interest in our receivables to the financial institution. The Receivables Facility is discussed below in "Liquidity and Capital Resources." Also included in other expense, net, in the 2003 period was a gain of $956,000 on the sale of our investment in a fresh-cut produce processing facility.

Income tax expense

Income tax expense was $11.6 million in the 2004 quarter, $16.2 million in the 2004 period, $14.7 million in the 2003 quarter and $24.7 million in the 2003 period. As a percentage of earnings before income taxes, the provision for income taxes was 38.1% in the 2004 quarter and period and 38.0% in the 2003 quarter and period. Our effective tax rate increased from 38.0% to 38.1% in the second quarter of 2004 as a result of recent state tax law changes and valuation allowances that we recorded against net operating loss carryforwards.

Net earnings

In the 2004 quarter, net earnings decreased $5.1 million, or 21.5%, to $18.8 million from $23.9 million in the 2003 quarter. In the 2004 period, net earnings decreased $14.1 million, or 34.9%, to $26.3 million from $40.4 million in the 2003 period. Net earnings as a percentage of net sales were 1.2% in the 2004 quarter and 1.8% in the 2003 quarter. Net earnings as a percentage of net sales were 0.9% in the 2004 period, compared to 1.5% in the 2003 period.

Diluted net earnings per common share

Diluted net earnings per common share, or EPS, is computed by dividing net income available to common shareholders plus dilutive after-tax interest on our $201.3 million aggregate principal amount of 5½% convertible subordinated notes due in 2008, referred to as the Convertible Notes, (numerator) by the weighted-average number of common shares and dilutive potential common shares outstanding during the period (denominator). In the 2004 quarter, diluted EPS decreased 20.4% to $0.39 from $0.49 in the 2003 quarter. In the 2004 period, diluted EPS decreased 33.3% to $0.56 from $0.84 in the 2003 period. In the 2004 and 2003 quarters and the 2003 period, after-tax interest expense of $1.9 million for the quarters and $3.7 million for the 2003 period and common share equivalents of 6.1 million were included in the calculation of diluted EPS because of their dilutive effect on EPS. In the 2004 period, after-tax interest expense of $3.7 million and common share equivalents of 6.1 million were excluded from the calculation of diluted EPS because they were anti-dilutive.

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

Cash and cash equivalents totaled $55.1 million at July 3, 2004, an increase of $16.2 million from January 3, 2004. The increase was due to cash provided by operating activities of $96.2 million, partially offset by cash used investing activities of $43.6 million and cash used in financing activities of $36.4 million. Operating, investing and financing activities are discussed below.

Operating activities

In the 2004 period, we generated cash from operating activities of $96.2 million, compared to $100.6 million in the 2003 period. Cash provided by operating activities for both the 2004 and 2003 periods was primarily due to increased sales in all of our business segments, partially offset by cost of goods sold and operating expenses, discussed above in "Results of Operations." Increases in trade accounts payable, accrued expenses and deferred tax liability, partially offset by an increase in inventories, also contributed to cash provided by operating activities in the 2004 period. The increase in trade accounts payable was due primarily to higher inventory levels and timing of cash disbursements, while accrued expenses increased mainly due to increased liabilities for employee compensation, benefit costs, insurance and professional fees. In the 2003 period, increased levels of trade accounts payable, accrued expenses and income taxes payable and decreased levels of inventories, partially offset by increased levels of accounts receivable, contributed to cash provided by operating activities.

Investing activities

During the 2004 period, we used $43.6 million for investing activities, compared to $59.7 million in the 2003 period. Investing activities include the acquisition of businesses and additions to and disposals of property, plant and equipment. Capital expenditures were $42.9 million in the 2004 period and $53.1 million in the 2003 period. In the 2004 period, capital expenditures totaled $4.1 million in our Broadline segment, $5.6 million in our Customized segment, $30.3 million in our Fresh-cut segment and $2.9 million in our Corporate segment. Capital expenditures in our Fresh-cut segment consisted mainly of an expansion of one of our processing facilities and additional fruit and tender leaf processing equipment. We expect our total 2004 capital expenditures to range between $120 million and $140 million. Capital expenditures were higher in the 2003 period, and included our purchase of two distribution centers totaling $15.3 million (one in our Broadline segment and one in our Customized segment), expansion of our Customized facility in Maryland and fresh-cut processing equipment in our Fresh-cut segment.

In the 2004 period, net cash paid for acquisitions consisted of $1.1 million primarily related to contractual obligations in the purchase agreement for Carroll County Foods, Inc., which we acquired in 2000. Net cash paid for acquisitions in the 2003 period was $11.4 million, including $11.0 million paid to the former shareholders of Fresh International Corp. and its subsidiaries, collectively Fresh Express, for certain contractual obligations and associated taxes related to the purchase agreement for Fresh Express. We acquired Fresh Express in 2001. Also in the 2003 period, net cash paid for acquisitions included $1.9 million, primarily related to contractual obligations in the purchase agreement for Carroll County Foods. In the 2003 period, net cash paid for acquisitions also included $1.6 million received as a result of the closing net worth adjustment and certain related claims in connection with our 2002 acquisition of Middendorf Meat Company. In the 2003 period, we also received proceeds of $4.5 million from the sale of our investment in a fresh-cut produce processing facility, recording a gain on the sale of $956,000.

Financing activities

In the 2004 period, we repaid $63.2 million of borrowings outstanding under our revolving credit facility, referred to as the Credit Facility. In the 2003 period, we repaid $19.8 million of borrowings under our Credit Facility. We also paid $732,000 for debt issuance costs related to the Credit Facility in the 2003 period.

Our $350.0 million Credit Facility expires in 2006 and bears interest at a floating rate equal to, at our election, the agent bank's prime rate or a spread over LIBOR. This rate varies based upon our senior leverage ratio, which excludes subordinated debt, and is defined in the credit agreement. The Credit Facility has an annual commitment fee, ranging from 0.20% to 0.25% of the average daily unused portion of the total facility, based on our senior leverage ratio, as defined in the credit agreement. The Credit Facility also requires the maintenance of certain financial ratios, as defined in the credit agreement, and contains customary events of default. The Credit Facility allows for the issuance of up to $90.0 million of standby letters of credit, which reduce borrowings available under the Credit Facility. At July 3, 2004, we had $20.0 million of borrowings outstanding, $51.5 million of letters of credit outstanding and $278.5 million available under the Credit Facility, subject to compliance with customary borrowing conditions. At July 3, 2004, our borrowings under the Credit Facility bore interest at a rate of 1.69% per annum. Interest is payable monthly.

Our associates who exercised stock options and purchased our stock under the employee stock purchase plan provided $6.8 million of proceeds in the 2004 period, compared to $4.7 million of proceeds in the 2003 period.

Checks in excess of deposits increased by $20.7 million in the 2004 period and decreased by $12.9 million in the 2003 period. Checks in excess of deposits represent checks that we have written that are not yet cashed by the payee and in total exceed the current available cash balance at the respective bank. The increase in checks in excess of deposits in the 2004 period is related to our efforts to improve cash management.

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

Off Balance Sheet Activities

At July 3, 2004, securitized accounts receivable under our Receivables Facility totaled $203.1 million, including $110.0 million sold to the financial institution and derecognized from our consolidated balance sheet. Total securitized accounts receivable includes our residual interest in accounts receivable of $93.1 million. The Residual Interest represents our retained interest in receivables held by PFG Receivables Corporation. We measure the Residual Interest using the estimated discounted cash flows of the underlying accounts receivable, based on estimated collections and a discount rate approximately equivalent to our incremental borrowing rate. The loss on sale of the undivided interest in receivables of $506,000 and $378,000 in the 2004 and 2003 quarters, respectively, and $974,000 and $702,000 in the 2004 and 2003 periods, respectively, is included in other expense, net, in our consolidated statements of earnings and represents our cost of securitizing those receivables with the financial institution. See Note 5 to our condensed consolidated financial statements for further discussion of our Receivables Facility. In addition, our 2003 Annual Report on Form 10-K contains a discussion of why our Receivables Facility is considered off balance sheet financing and describes other activities, which may be defined as off balance sheet financing. On June 28, 2004, we extended the term of the Receivables Facility through June 27, 2005.

Business Combinations

In the 2004 period, we paid $1.1 million and issued approximately 22,000 shares of our common stock, valued at approximately $750,000, primarily related to contractual obligations in the purchase agreement for Carroll County Foods, which we acquired in 2000. In the 2003 period, we paid $11.0 million to the former shareholders of Fresh Express for certain contractual obligations and associated taxes related to the purchase agreement for Fresh Express, which we acquired in 2001. Also in the 2003 period, we paid $1.9 million and issued approximately 19,000 shares of our common stock, valued at $625,000, primarily related to contractual obligations in the purchase agreement for Carroll County Foods. We recorded these payments as additional purchase price, with corresponding increases in goodwill. In the 2003 period, we finalized the purchase price of Middendorf Meat, resulting in the return of $1.6 million in cash and $1.4 million in our common stock (approximately 46,000 shares) from the former owners of Middendorf Meat. These amounts were related to the closing net worth adjustment and certain related claims. We recorded these amounts as adjustments to the purchase price of Middendorf Meat, with corresponding reductions in goodwill.

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

Recently Issued Accounting Pronouncements

In November 2003, the Emerging Issues Task Force, or EITF, reached a final consensus on EITF No. 03-10, Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers. EITF No. 03-10 states that certain sales incentive arrangements are not subject to the guidance in EITF No. 02-16. EITF No. 03-10 also requires disclosure of the accounting policy with respect to vendors' sales incentive arrangements. EITF No. 03-10 is effective for fiscal years beginning after December 15, 2003. Our adoption of EITF No. 03-10 in the 2004 period did not have a material impact on our consolidated financial position or results of operations.

Forward Looking Statements

This Form 10-Q and the documents incorporated by reference herein contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements, which are based on assumptions and estimates and describe our future plans, strategies and expectations, are generally identifiable by the use of the words "anticipate," "plan," "will," "believe," "estimate," "expect," "intend," "seek," "should," "could," "may," "would," or similar expressions. These forward-looking statements may address, among other things, our anticipated earnings, capital expenditures, contributions to our net sales by acquired companies, sales momentum, customer and product sales mix, expected efficiencies in our business and our ability to realize expected synergies from acquisitions. These forward-looking statements are subject to risks, uncertainties and assumptions, all as detailed from time to time in the reports we file with the Securities and Exchange Commission.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Our primary market risks are related to fluctuations in interest rates and changes in commodity prices. Our primary interest rate risk is from changing interest rates related to our outstanding debt. We currently manage this risk through a combination of fixed and floating rates on these obligations. As of July 3, 2004, our total debt of $291.3 million consisted of fixed and floating-rate debt of $256.3 million and $35.0 million, respectively. In addition, our Receivables Facility has a floating rate. Substantially all of our floating rates are based on LIBOR, with the exception of the rate on the Receivables Facility, which is based upon a 30-day commercial-paper rate. A 100 basis-point increase in market interest rates on all of our floating-rate debt and our Receivables Facility would result in a decrease in net earnings and cash flow of approximately $900,000 per annum, holding other variables constant.

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

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.
(a) The annual meeting of shareholders was held on May 19, 2004.
(b) The following director nominees were elected by shareholders of record as of March 29, 2004:

Class II	Votes For	Votes Against	Votes Abstained
Mary C. Doswell	36,846,330	1,357,087	-
Fred C. Goad, Jr.	36,859,330	1,344,087	-
Robert C. Sledd	37,083,518	1,119,899	-

(c) The following other matters were voted on by shareholders of record as of March 29, 2004:

	Votes For	Votes Against	Votes Abstained	Broker Non-Votes
Amendment to our	31,264,729	1,123,529	933,448	4,881,711
Employee Stock Purchase
Plan to increase the number
of shares available for
issuance thereunder.

Item 6. Exhibits and Reports on Form 8-K.
(a) Exhibits:

10.34

Amendment to Receivables Purchase Agreement dated as of June 28, 2004 by and among PFG Receivables Corporation, as Seller, Performance Food Group Company, as Servicer, Jupiter Securitization Corporation and Bank One, NA, as Agent.

15	Letter regarding unaudited information from KPMG LLP.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K filed during the quarter ended July 3, 2004:

On May 4, 2004, we furnished a Current Report on Form 8-K pursuant to Item 12 thereof relating to our results of operations for the quarter ended April 3, 2004.

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

Date: August 11, 2004