Form 10-Q
period 2004-10-02
PERFORMANCE FOOD GROUP CO
filed 2004-11-12
CIK 908254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED October 2, 2004

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

As of November 9, 2004, 46,770,972 shares of the issuer's common stock were outstanding.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Performance Food Group Company:

We have reviewed the accompanying condensed consolidated balance sheet of Performance Food Group Company and subsidiaries (the Company) as of October 2, 2004, the related condensed consolidated statements of earnings for the three-month and nine-month periods ended October 2, 2004 and September 27, 2003, and the related condensed consolidated statements of cash flows for the nine-month periods ended October 2, 2004 and September 27, 2003. These condensed consolidated financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. A review of interim financial information consists primarily of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

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

/s/KPMG LLP

Richmond, Virginia
November 9, 2004

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands)	October 2, 2004	January 3, 2004

ASSETS
Current assets:
Cash and cash equivalents	$49,033	$38,916
Accounts receivable, net, including retained
interest in securitized receivables	263,904	242,340
Inventories	304,155	257,198
Other current assets	40,117	43,421

Total current assets	657,209	581,875

Property, plant and equipment, net	384,357	363,052
Goodwill, net	584,900	582,966
Other intangible assets, net	190,906	196,814
Other assets	15,788	11,761

Total assets	$1,833,160	$1,736,468

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Outstanding checks in excess of deposits	$121,300	$81,797
Current installments of long-term debt	911	1,358
Trade accounts payable	259,119	235,392
Other current liabilities	169,694	150,377

Total current liabilities	551,024	468,924

Long-term debt, excluding current installments	289,366	353,919
Deferred income taxes	128,879	109,810

Total liabilities	969,269	932,653

Shareholders' equity	863,891	803,815

Total liabilities and shareholders' equity	$1,833,160	$1,736,468

See accompanying notes to unaudited condensed consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings (Unaudited)

	Three Months Ended		Nine Months Ended

(In thousands, except per share amounts)	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003

Net sales	$1,547,783	$1,388,334	$4,568,572	$4,024,322
Cost of goods sold	1,316,378	1,172,950	3,883,248	3,394,596

Gross profit	231,405	215,384	685,324	629,726

Operating expenses	197,649	175,558	599,510	515,750

Operating profit	33,756	39,826	85,814	113,976

Other income (expense), net:
Interest expense	(4,732)	(4,714)	(14,267)	(14,459)
Loss on sale of receivables	(583)	(478)	(1,557)	(1,180)
Other, net	255	212	1,149	1,612

Other expense, net	(5,060)	(4,980)	(14,675)	(14,027)

Earnings before income taxes	28,696	34,846	71,139	99,949

Income tax expense	10,933	13,242	27,104	37,981

Net earnings	$17,763	$21,604	$44,035	$61,968

Weighted average common shares outstanding	46,523	45,681	46,282	45,492

Basic net earnings per common share	$0.38	$0.47	$0.95	$1.36

Weighted average common shares and dilutive
potential common shares outstanding	53,270	53,186	53,249	52,909

Diluted net earnings per common share	$0.37	$0.44	$0.93	$1.28

See accompanying notes to unaudited condensed consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended

(In thousands)	October 2, 2004	September 27, 2003

Cash flows from operating activities:
Net earnings	$44,035	$61,968
Adjustments to reconcile net earnings to net cash provided
by operating activities:
Depreciation	36,835	31,355
Amortization	6,100	6,210
Gain on sale of investment	-	(956)
Tax benefit on exercise of stock options	4,165	3,598
Other, net	1,150	1,731
Change in operating assets and liabilities, net	(6,964)	36,789

Net cash provided by operating activities	85,321	140,695

Cash flows from investing activities:
Purchases of property, plant and equipment	(58,590)	(69,509)
Net cash paid for acquisitions	(2,237)	(11,179)
Proceeds from sale of investment	-	4,500
Proceeds from sale of property, plant and equipment and other	446	414

Net cash used in investing activities	(60,381)	(75,774)

Cash flows from financing activities:
Increase (decrease) in outstanding checks in excess of deposits	39,503	(4,778)
Net payments on revolving credit facility	(63,870)	(65,488)
Principal payments on long-term debt	(1,130)	(2,196)
Cash paid for debt issuance costs	(452)	(732)
Proceeds from employee stock option, incentive and
purchase plans	11,126	10,712

Net cash used in financing activities	(14,823)	(62,482)

Net increase in cash and cash equivalents	10,117	2,439

Cash and cash equivalents, beginning of period	38,916	33,660
Cash and cash equivalents, end of period	$49,033	$36,099

See accompanying notes to unaudited condensed consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation

The accompanying condensed consolidated financial statements of Performance Food Group Company and subsidiaries (the "Company") as of October 2, 2004, and for the three months and nine months ended October 2, 2004 and September 27, 2003, are unaudited. The unaudited January 3, 2004 condensed consolidated balance sheet was derived from the audited consolidated balance sheet included in the Company's latest Annual Report on Form 10-K. The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X.

In the opinion of management, the unaudited condensed consolidated financial statements contained in this report reflect all adjustments, consisting of only normal recurring accruals, which are necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. References in this Form 10-Q to the 2004 and 2003 quarters and periods refer to the fiscal three-month and nine-month periods ended October 2, 2004 and September 27, 2003, respectively.

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

Stock-Based Compensation

At October 2, 2004, the Company had stock-based employee compensation plans, which are accounted for under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no stock-based employee compensation cost has been reflected in net earnings in the condensed consolidated statements of earnings for the 2004 and 2003 quarters and periods, except when there was a modification to a fixed award. The following table illustrates the effect on net earnings and net earnings per common share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. The fair value of each option was estimated at the grant date using the Black-Scholes option-pricing model.

(In thousands, except per share amounts)	2004 Quarter	2003 Quarter	2004 Period	2003 Period

Net earnings, as reported	$17,763	$21,604	$44,035	$61,968

Add: Stock-based compensation included
in net earnings, net of related
tax effects	-	-	228	-

Deduct: Stock-based compensation
determined under the fair-value based
method for all awards, net of related
tax effects	(2,776)	(2,581)	(6,517)	(6,236)

Pro forma net earnings	$14,987	$19,023	$37,746	$55,732

Net earnings per common share:

Basic - As reported	$0.38	$0.47	$0.95	$1.36

Basic - Pro forma	$0.32	$0.42	$0.82	$1.23

Diluted - As reported	$0.37	$0.44	$0.93	$1.28

Diluted - Pro forma	$0.32	$0.39	$0.80	$1.16

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

3. Business Combinations

During the 2004 period, the Company paid $2.2 million and issued approximately 22,000 shares of its common stock, valued at approximately $750,000, related to contractual obligations in the purchase agreement for Carroll County Foods, Inc. ("Carroll County Foods") and other companies acquired. The Company recorded these amounts as additional purchase price, with corresponding increases to goodwill.

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

In October 2001, the Company issued $201.3 million aggregate principal amount of 5½% convertible subordinated notes due in 2008 (the "Convertible Notes"). The calculation of diluted EPS is done on an "if-converted" basis and without conversion of the Convertible Notes. If the calculation of diluted EPS is more dilutive assuming conversion of the Convertible Notes, the after-tax interest on the Convertible Notes is added to net income in the numerator, and the shares into which the Convertible Notes are convertible are added to the dilutive shares in the denominator. In the 2004 and 2003 quarters and periods the Convertible Notes were dilutive and were included in the computation of diluted EPS. On October 18, 2004, the Company redeemed its Convertible Notes (see Note 11). A reconciliation of the numerators and denominators of the basic and diluted EPS computations is as follows:

	2004 Quarter			2003 Quarter

(In thousands, except per share amounts)	Net Earnings	Shares	Per-Share Amount	Net Earnings	Shares	Per-Share Amount

Amounts reported for basic EPS	$17,763	46,523	$0.38	$21,604	45,681	$0.47
Effect of dilutive securities:
Stock options	-	639		-	1,397
Convertible Notes	1,860	6,108		1,863	6,108

Amounts reported for diluted EPS	$19,623	53,270	$0.37	$23,467	53,186	$0.44

Options to purchase 2,819,000 shares that were outstanding at October 2, 2004, were excluded from the computation of diluted shares because of their anti-dilutive effect on EPS for the 2004 quarter. The exercise price of these options ranged from $25.00 to $41.15. Options to purchase approximately 3,000 shares that were outstanding at September 27, 2003 were excluded from the computation of diluted shares because of their anti-dilutive effect on EPS for the 2003 quarter. The exercise price of these options was $38.50.

	2004 Period			2003 Period

(In thousands, except per share amounts)	Net Earnings	Shares	Per-Share Amount	Net Earnings	Shares	Per-Share Amount

Amounts reported for basic EPS	$44,035	46,282	$0.95	$61,968	45,492	$1.36
Effect of dilutive securities:
Stock options	-	859		-	1,309
Convertible Notes	5,580	6,108		5,589	6,108

Amounts reported for diluted EPS	$49,615	53,249	$0.93	$67,557	52,909	$1.28

5. Receivables Facility

In July 2001, the Company entered into a receivables purchase facility (the "Receivables Facility"), under which PFG Receivables Corporation, a wholly owned, special-purpose subsidiary, sold an undivided interest in certain of the Company's trade receivables. PFG Receivables Corporation was formed for the sole purpose of buying receivables generated by certain of the Company's operating units and selling an undivided interest in those receivables to a financial institution. Under the Receivables Facility, certain of the Company's operating units sell a portion of their accounts receivable to PFG Receivables Corporation, which in turn, subject to certain conditions, may from time to time sell an undivided interest in these receivables to a financial institution. The Company's operating units continue to service the receivables on behalf of the financial institution at estimated market rates. Accordingly, the Company has not recognized a servicing asset or liability.

The Company received $78.0 million of proceeds from the sale of the undivided interest in receivables under the Receivables Facility in 2001 and has continued to securitize its accounts receivable. Under the original terms of the Receivables Facility, the amount of the undivided interest in the receivables owned by the financial institution could not exceed $90.0 million at any one time. During the 2003 period, the Company increased the amount of the undivided interest in the receivables that can be owned by the financial institution to $165.0 million. In July 2003, the Company sold an incremental undivided interest in receivables under the Receivables Facility and received an additional $32.0 million of proceeds. These proceeds were used to repay borrowings under the Company's revolving credit facility and to fund working capital needs. On June 28, 2004, the Company extended the term of its Receivables Facility through June 27, 2005.

At October 2, 2004, securitized accounts receivable totaled $202.6 million, including $110.0 million sold to the financial institution and derecognized from the condensed consolidated balance sheet. Total securitized accounts receivable includes the Company's residual interest in accounts receivable ("Residual Interest") of $92.6 million. At January 3, 2004, securitized accounts receivable totaled $189.4 million, including $110.0 million sold to the financial institution and derecognized from the consolidated balance sheet, and including the Residual Interest of $79.4 million. The Residual Interest represents the Company's retained interest in receivables held by PFG Receivables Corporation. The Residual Interest was measured using the estimated discounted cash flows of the underlying accounts receivable, based on estimated collections and a discount rate approximately equivalent to the Company's incremental borrowing rate. The loss on sale of the undivided interest in receivables of $583,000 and $478,000 in the 2004 and 2003 quarters, respectively, and $1.6 million and $1.2 million in the 2004 and 2003 periods, respectively, is included in other expense, net, in the condensed consolidated statements of earnings and represents the Company's cost of securitizing those receivables with the financial institution.

The Company records the sale of the undivided interest in accounts receivable to the financial institution in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Accordingly, at the time the undivided interest in receivables is sold, the receivables are removed from the Company's consolidated balance sheet. The Company records a loss on the sale of the undivided interest in these receivables, which includes a discount, based upon the receivables' credit quality and a financing cost for the financial institution, based upon a 30-day commercial paper rate. At October 2, 2004, the rate under the Receivables Facility was 2.14% per annum.

The key economic assumptions used to measure the Residual Interest at October 2, 2004 were a discount rate of 2.50% and an estimated life of approximately 1.5 months. At October 2, 2004, an immediate adverse change in the discount rate and estimated life of 10% and 20%, with other factors remaining constant, would reduce the fair value of the Residual Interest with a corresponding increase in the loss on sale of receivables, but would not have a material impact on the Company's consolidated financial condition or results of operations.

6. Goodwill and Other Intangible Assets

The following table presents details of the Company's intangible assets as of October 2, 2004 and January 3, 2004:

	As of October 2, 2004		As of January 3, 2004

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets with definite lives:
Customer relationships	$111,259	$19,063	$92,196	$110,824	$14,529	$96,295
Trade names and trademarks	33,724	3,461	30,263	33,733	2,563	31,170
Debt issuance costs	9,829	4,116	5,713	9,408	3,011	6,397
Non-compete agreements	4,283	3,058	1,225	4,778	2,927	1,851
Patents	350	75	275	350	48	302

Total intangible assets with definite lives	$159,445	$29,773	$129,672	$159,093	$23,078	$136,015

Intangible assets with indefinite lives:
Goodwill (1)	$600,418	$15,518	$584,900	$598,484	$15,518	$582,966
Trade names (1)	61,369	135	61,234	60,934	135	60,799

Total intangible assets with indefinite lives	$661,787	$15,653	$646,134	$659,418	$15,653	$643,765

(1) Amortization was recorded before the Company's adoption of SFAS No. 142, Goodwill and Other Intangible Assets.

The Company recorded amortization of intangibles of $2.4 million for each of the 2004 and 2003 quarters, including approximately $350,000 amortization of debt issuance costs in each quarter. The Company recorded amortization of $7.2 million and $7.3 million for the 2004 and 2003 periods, respectively, including approximately $1.1 million amortization of debt issuance costs in each period. The estimated future amortization of intangible assets as of October 2, 2004, is as follows:

(In thousands)	Amount

2004 (remaining quarter)	$2,385
2005	9,442
2006	9,048
2007	8,710
2008	7,903
2009	7,136
Thereafter	85,048

Total	$129,672

The following table presents the changes in the net carrying amount of goodwill allocated to the Company's reportable segments, as defined in Note 10, during the 2004 period:

(In thousands)	Broadline Segment	Fresh-cut Segment	Total

Balance at January 3, 2004	$350,493	$232,473	$582,966
Goodwill acquired	2,780	-	2,780
Purchase accounting adjustments	(846)	-	(846)

Balance at October 2, 2004	$352,427	$232,473	$584,900

In the 2004 period, the Broadline segment acquired goodwill of $2.8 million related to payments made to the former shareholders of Carroll County Foods and other companies acquired. For further details on goodwill changes, see Note 3.

7. Inventories

The following table provides details of inventories as of October 2, 2004 and January 3, 2004:

(In thousands)	October 2, 2004	January 3, 2004

Finished goods	$289,564	$239,892
Raw materials, including growing crops	14,591	17,306

Inventories	$304,155	$257,198

8. Commitments and Contingencies

The Company's Fresh-cut segment has contracts to purchase produce, some of which have variable quantities with minimum and maximum limits. The Company's minimum commitments under produce purchase contracts totaled $97.0 million at October 2, 2004, which expire at various times throughout the remainder of 2004 and 2005. The Company's Fresh-cut and Customized segments also had outstanding contracts and purchase orders for capital projects totaling $776,000 and $8.6 million, respectively, at October 2, 2004. At October 2, 2004, the Company's Broadline segment had contracts to purchase product totaling $5.0 million, which expire throughout the remainder of 2004 and 2005. Amounts due under these Fresh-cut, Customized and Broadline contracts were not included on the Company's condensed consolidated balance sheet as of October 2, 2004, in accordance with generally accepted accounting principles.

The Company has entered into numerous operating leases, including leases of buildings, equipment, tractors and trailers. In certain of the Company's leases of tractors, trailers and other vehicles and equipment, the Company has provided residual value guarantees to the lessors. Circumstances that would require the Company to perform under the guarantees include either (1) the Company's default on the leases with the leased assets being sold for less than the specified residual values in the lease agreements, or (2) the Company's decisions not to purchase the assets at the end of the lease terms combined with the sale of the assets, with sales proceeds less than the residual value of the leased assets specified in the lease agreements.  The Company's residual value guarantees under these operating lease agreements typically range between 4% and 20% of the value of the leased assets at inception of the lease. These leases have original terms ranging from two to nine years and expiration dates ranging from 2004 to 2011. As of October 2, 2004, the undiscounted maximum amount of potential future payments under the Company's guarantees totaled $5.8 million, which would be mitigated by the fair value of the leased assets at lease expiration. The assessment as to whether it is probable that the Company will be required to make payments under the terms of the guarantees is based upon the Company's actual and expected loss experience. Consistent with the requirements of FASB Interpretation No. ("FIN") 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, the Company has recorded $55,000 of the $5.8 million of potential future guarantee payments on its condensed consolidated balance sheet as of October 2, 2004.

In connection with certain acquisitions, the Company has entered into earnout agreements with certain of the former owners of the businesses that the Company has acquired. These agreements are based upon certain sales, operating profit, net earnings and affiliate distributor targets, as defined in each agreement. These earnout payments are for companies acquired, and may include payments in cash and/or shares of the Company's common stock. As of October 2, 2004, the maximum potential earnout obligation, assuming all future earnout targets are met in their earliest possible years, totaled $19.6 million: $2.7 million in the remainder of 2004, $15.2 million in 2005 and $1.7 million in 2006. These contingent payments are not recorded on the Company's condensed consolidated balance sheet at October 2, 2004, in accordance with generally accepted accounting principles. If paid, these earnout payments would increase the goodwill of the companies acquired. If the future earnout targets are not met, these maximum amounts will be lower, or the Company may not be required to make any payments.

9. Credit Facility

On September 15, 2004, the Company amended its revolving credit facility (the "Credit Facility") to remove certain covenants in order to allow for the redemption of the Convertible Notes (see Note 11). In April 2003, the Company amended and restated the Credit Facility, which, among other things, increased the facility to $350.0 million from $200.0 million. The Credit Facility expires in 2006 and bears interest at a floating rate equal to, at the Company's election, the agent bank's prime rate or a spread over LIBOR. This rate varies based upon the Company's senior leverage ratio, which excludes subordinated debt, and is defined in the credit agreement. The Credit Facility has an annual commitment fee, ranging from 0.20% to 0.25% of the average daily-unused portion of the total facility, based on the Company's senior leverage ratio, as defined in the credit agreement. The Credit Facility also requires the maintenance of certain financial ratios, as defined in the credit agreement, and contains customary events of default. Under the Credit Facility, the Company's subsidiaries are no longer required to guarantee borrowings, letters of credit or any other obligations, as had been previously required. The Credit Facility allows for the issuance of up to $90.0 million of standby letters of credit, which reduce borrowings available under the Credit Facility. At October 2, 2004, the Company had $19.4 million of borrowings outstanding, $55.8 million of letters of credit outstanding and $274.8 million available under the Credit Facility, subject to compliance with customary borrowing conditions. At October 2, 2004, the Company's borrowings under the Credit Facility bore interest at a rate of 2.34% per annum. Interest is payable monthly.

10. Industry Segment Information

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

(In thousands)	Broadline	Customized	Fresh-cut	Corporate & Intersegment	Consolidated
2004 Quarter

Net external sales	$797,011	$509,815	$240,957	$-	$1,547,783
Intersegment sales	152	76	2,771	(2,999)	-
Total sales	797,163	509,891	243,728	(2,999)	1,547,783
Operating profit	20,737	5,922	13,395	(6,298)	33,756
Total assets	849,032	166,121	666,556	151,451	1,833,160
Interest expense (income)	3,013	210	5,026	(3,517)	4,732
Loss (gain) on sale of receivables	1,828	656	-	(1,901)	583
Depreciation	3,256	1,072	7,430	944	12,702
Amortization	908	-	1,121	-	2,029
Capital expenditures	1,878	6,252	6,467	1,094	15,691

(In thousands)	Broadline	Customized	Fresh-cut	Corporate & Intersegment	Consolidated
2003 Quarter

Net external sales	$707,413	$450,866	$230,055	$-	$1,388,334
Intersegment sales	229	75	4,136	(4,440)	-
Total sales	707,642	450,941	234,191	(4,440)	1,388,334
Operating profit	19,508	5,682	18,001	(3,365)	39,826
Total assets	768,050	130,359	651,689	114,912	1,665,010
Interest expense (income)	2,892	124	4,569	(2,871)	4,714
Loss (gain) on sale of receivables	1,489	547	-	(1,558)	478
Depreciation	3,449	989	5,786	538	10,762
Amortization	931	-	1,135	-	2,066
Capital expenditures	2,776	2,916	8,996	1,700	16,388

(In thousands)	Broadline	Customized	Fresh-cut	Corporate & Intersegment	Consolidated
2004 Period

Net external sales	$2,295,746	$1,528,480	$744,346	$-	$4,568,572
Intersegment sales	607	230	10,623	(11,460)	-
Total sales	2,296,353	1,528,710	754,969	(11,460)	4,568,572
Operating profit	51,317	15,485	40,449	(21,437)	85,814
Total assets	849,032	166,121	666,556	151,451	1,833,160
Interest expense (income)	8,815	529	14,288	(9,365)	14,267
Loss (gain) on sale of receivables	5,879	1,973	-	(6,295)	1,557
Depreciation	9,879	3,216	21,211	2,529	36,835
Amortization	2,716	-	3,384	-	6,100
Capital expenditures	5,991	11,832	36,742	4,025	58,590

(In thousands)	Broadline	Customized	Fresh-cut	Corporate & Intersegment	Consolidated
2003 Period

Net external sales	$2,037,791	$1,306,272	$680,259	$-	$4,024,322
Intersegment sales	701	275	12,409	(13,385)	-
Total sales	2,038,492	1,306,547	692,668	(13,385)	4,024,322
Operating profit	52,090	16,510	57,770	(12,394)	113,976
Total assets	768,050	130,359	651,689	114,912	1,665,010
Interest expense (income)	10,451	240	14,165	(10,397)	14,459
Loss (gain) on sale of receivables	4,050	1,618	-	(4,488)	1,180
Depreciation	10,480	2,708	16,676	1,491	31,355
Amortization	2,816	-	3,394	-	6,210
Capital expenditures	11,031	19,183	36,940	2,355	69,509

11. Subsequent Event

On October 18, 2004, the Company redeemed all of its outstanding 5½% Convertible Notes. The Company paid the registered holders of the Convertible Notes the redemption price of 103.1429% of the $201.3 million principal amount of the Convertible Notes plus accrued but unpaid interest. In the fourth quarter 2004, the Company anticipates recording a loss on the early redemption of the Convertible Notes of approximately $10.5 million, which consists of the redemption premium and the write-off of unamortized debt issuance costs. The Company funded the redemption of the Convertible Notes with additional borrowings under the Credit Facility, as amended (see Note 9).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unless this Form 10-Q indicates otherwise or the context otherwise requires, the terms "we," "our," "us," or "Performance Food Group" as used in this Form 10-Q refer to Performance Food Group Company and its subsidiaries. References in this Form 10-Q to the 2004 and 2003 quarters and periods refer to our fiscal three-month and nine-month periods ended October 2, 2004 and September 27, 2003, respectively. The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q.

On September 16, 2004, we announced that we have begun the process of exploring strategic alternatives for our Fresh-cut produce business. We have retained the services of Goldman, Sachs & Co. to assist us with our review.

Overview

Our net sales in the 2004 quarter and period increased 11.5% and 13.5% over the 2003 quarter and period, respectively, with all of our sales growth in the 2004 quarter and period coming from existing operations. Food price inflation contributed approximately 4% to our growth in net sales in the 2004 quarter and 5% to our growth in net sales in the 2004 period. Our Broadline and Customized segments experienced significant inflation in the 2004 quarter and period. Inflation was nominal in our Fresh-cut segment in both the 2004 quarter and period. Sales in all of our segments were negatively impacted by the hurricanes and severe weather in the Southeast during the 2004 quarter.

Gross profit margin, which we define as gross profit as a percentage of net sales, declined in both the 2004 quarter and period compared to the 2003 quarter and period, driven primarily by our inability to leverage our cost infrastructure in the Fresh-cut segment as we transition our customer and product mix to a more stable base of business. Gross margins were also negatively impacted by a shift in product mix toward more center-of-the-plate products in the Broadline segment and by the impact of inflation in our Customized segment, which operates primarily on a fixed fee-per-case basis.

Our operating expense ratio, which we define as operating expenses as a percentage of net sales, increased in both the 2004 quarter and period compared to the 2003 quarter and period due primarily to increased costs associated with the recent hurricanes and severe weather, as well as higher fuel costs in all of our business segments. Our Fresh-cut segment experienced increased warehouse and delivery expenses related primarily to inefficiencies in our production network and related cross-docking because of the rationalization of certain foodservice customers. In addition, selling expenses increased in Fresh-cut due to increased promotional spending. Broadline operating expenses were also affected by incremental start-up costs related to new multi-unit business. We were able to offset many of these increased costs with improved operating efficiencies. In our Customized segment, incremental costs associated with temporary labor and related costs in connection with a labor dispute at one of our facilities that began in the fourth quarter of 2003 increased operating expenses in the 2004 period. In the 2004 quarter, we received a petition from a majority of our drivers in Elkton, Maryland, stating that they no longer wished to be represented by the union. Accordingly, we were legally obligated to withdraw recognition from the union.

Going forward, we continue to be very focused executing our strategies, adding new capacity and driving operational improvements in each of our business segments. We continue to seek innovative means of servicing our customers and producing a unique product to distinguish ourselves from others in the marketplace.

Results of Operations

Net sales

	2004 Quarter		2003 Quarter		2004 Period		2003 Period

	Net	% of	Net	% of	Net	% of	Net	% of
(In thousands)	sales	total	sales	total	sales	total	sales	total

Broadline	$797,163	51.5%	$707,642	50.9%	$2,296,353	50.3%	$2,038,492	50.6%
Customized	509,891	32.9	450,941	32.5	1,528,710	33.5	1,306,547	32.5
Fresh-cut	243,728	15.8	234,191	16.9	754,969	16.5	692,668	17.2
Intersegment*	(2,999)	(0.2)	(4,440)	(0.3)	(11,460)	(0.3)	(13,385)	(0.3)

Total net sales	$1,547,783	100.0%	$1,388,334	100.0%	$4,568,572	100.00%	$4,024,322	100.0%

*Intersegment sales are sales between the segments, which are eliminated in consolidation.

Consolidated. In the 2004 quarter, net sales increased $159.4 million, or 11.5%, over the 2003 quarter. In the 2004 period, net sales increased $544.3 million, or 13.5%, over the 2003 period. All of our sales growth in the 2004 quarter and period was from existing operations. We estimated that food price inflation contributed approximately 4% to net sales growth in the 2004 quarter and approximately 5% to net sales growth in the 2004 period. All three of our business segments contributed to sales growth in the 2004 quarter and period. Each segment's sales are discussed in more detail in the following paragraphs.

Broadline. In the 2004 quarter, Broadline net sales increased $89.5 million, or 12.7%, over the 2003 quarter. In the 2004 period, Broadline net sales increased $257.9 million, or 12.6%, over the 2003 period. We estimated that food price inflation contributed approximately 4% and 5% to Broadline net sales growth in the 2004 quarter and period, respectively. We rolled out new multi-unit chain business during the first and early second quarters of 2004, which we expect to generate approximately $80 million of annualized sales. Also, in the 2004 quarter, we began the rollout of additional new multi-unit chain business, which is expected to continue into the fourth quarter of 2004. We expect this new business to result in approximately $250 million of annualized sales.

In the 2004 quarter and period, we also continued to increase sales to independent restaurants and generated incremental sales to existing customers and markets. We refer to independent restaurants and other customers serviced by our sales representatives as "street customers." Street customers tend to use more of our proprietary brands and value-added services, resulting in higher margin sales. We continued to increase sales of our proprietary brands, which comprised 25% of street sales in the 2004 period. We also continued to increase sales and sales per delivery at Quality Foods, Inc., one of our Broadline companies that we acquired in May 2002, and we continued to increase our sales of center-of-the-plate items, including beef, poultry, seafood and other proteins. We believe selling more center-of-the-plate items positions us favorably with our customers.

Our Broadline segment's sales were negatively impacted by the hurricanes and severe weather in the Southeast during the 2004 quarter. Although service was temporarily disrupted at several of our locations, none of our facilities sustained significant physical damage. Many of Broadline's restaurant customers in the affected areas experienced lost sales days from hurricane preparations and power outages during and after the storms; difficult traffic access; and physical damage to their sites which delayed, or in some cases may prevent, reopening. We expect Broadline to continue to experience reduced sales to certain customers that suffered storm damage into the fourth quarter of 2004.

Broadline net sales represented 51.5% and 50.9% of our consolidated net sales in the 2004 and 2003 quarters, respectively. Broadline net sales were 50.3% and 50.6% of our consolidated net sales in 2004 and 2003 periods, respectively. The increase as a percentage of our consolidated net sales in the 2004 quarter compared to the 2003 quarter was due mainly to the increased sales in the 2004 quarter discussed above, combined with a slower rate of sales growth in our Fresh-cut segment. The decrease as a percentage of our consolidated net sales in the 2004 period compared to the 2003 period was due primarily to increased sales in our Customized segment discussed below.

Customized. In the 2004 quarter, Customized net sales increased $59.0 million, or 13.1%, over the 2003 quarter. In the 2004 period, Customized net sales increased $222.2 million, or 17.0%, over the 2003 period. We estimated that our Customized segment experienced food price inflation of approximately 7% and 6% in the 2004 quarter and period, respectively. Growth in sales to existing customers combined with inflation led to the increase in Customized net sales for the 2004 quarter and period compared to the 2003 quarter and period. Additionally, the increase in Customized net sales in the 2004 period was partially due to sales to 100 additional Ruby Tuesday locations that began in the second quarter of 2003 and sales to 70 Mimi's Café casual-dining restaurants that began in the first quarter of 2003.

Our Customized segment's sales were negatively impacted by the hurricanes and severe weather in the Southeast during the 2004 quarter. Sales at our Customized distribution center in Florida were affected by the storms. This facility provides deliveries to a large number of national chain customers located throughout Florida and the Southeast. While only a few of our Customized segment's customers were closed for more than several days, we did experience lost sales in the days before, during and after each storm.

Customized net sales represented 32.9% and 32.5% of our consolidated net sales in the 2004 and 2003 quarters, respectively. Customized net sales were 33.5% and 32.5% of our consolidated net sales in the 2004 and 2003 periods, respectively. The increase as a percentage of our consolidated net sales in the 2004 quarter compared to the 2003 quarter was due mainly to increased sales to existing customers and inflation discussed above. The increase as a percentage of our consolidated net sales in the 2004 period compared to the 2003 period was due primarily to sales to the new customers discussed above, inflation and a slower rate of sales growth in our Fresh-cut segment.

Fresh-cut. In the 2004 quarter, Fresh-cut net sales increased $9.5 million, or 4.1%, over the 2003 quarter. In the 2004 period, Fresh-cut net sales increased $62.3 million, or 9.0%, over the 2003 period. We estimated that food price inflation in the 2004 quarter and period was nominal for our Fresh-cut segment. In the 2004 quarter and period, Fresh-cut net sales increased because of higher sales volume to retail customers and favorable changes in product mix towards higher value-added products. This increase in sales volume was due mainly to increased sales of blends, including tender leaf salad products. The tender leaf products sell at higher price points than products consisting mainly of iceberg lettuce. Fresh-cut fruit also contributed to net sales growth in the 2004 quarter and period. While our retail sales continued to grow, the rate of growth in the retail packaged salad category industry-wide slowed in the 2004 period to levels below historical levels. Fresh Express® packaged salads continued to grow faster than the category growth rate. However, the loss of certain foodservice customers negatively impacted our sales growth in the 2004 quarter. Fresh-cut sales may continue to be affected by the reduced category growth of retail packaged salads in the fourth quarter of 2004.

In the 2004 period, the increase in sales was affected by previously mentioned effects of the hurricanes in Florida, the slow category growth of retail packaged salads, and the continued impact of the transition in our customer mix, as we refocus our production and logistics infrastructure toward more stable high-volume retail and foodservice business. In early September, Fresh-cut initiated a promotion for one of its major retail customers. Because of the storms, Fresh-cut did not generate the additional sales expected from the promotional spending. In addition, consumer demand for packaged salad in the areas affected by the hurricanes was dampened due to the loss of electricity in many areas following the storms.

Fresh-cut segment net sales represented 15.8% and 16.9% of our consolidated net sales in the 2004 and 2003 quarters, respectively. Fresh-cut net sales were 16.5% and 17.2% of our consolidated net sales in the 2004 and 2003 periods, respectively. The decrease as a percentage of our consolidated net sales in the 2004 quarter and period compared to the 2003 quarter and period was due primarily to the sales growth in our Broadline and Customized segments discussed above.

Cost of goods sold

Consolidated. In the 2004 quarter, cost of goods sold increased $143.4 million, or 12.2%, to $1.32 billion, compared to $1.17 billion in the 2003 quarter. In the 2004 period, cost of goods sold increased $488.7 million, or 14.4%, to $3.88 billion, compared to $3.39 billion in the 2003 period. Cost of goods sold as a percentage of net sales, or the cost of goods sold ratio, was 85.0% in both the 2004 quarter and period, compared to 84.5% in the 2003 quarter and 84.4% in the 2003 period. The increase in the cost of goods sold was due primarily to inflation and other factors discussed below.

Broadline. Our Broadline segment's cost of goods sold ratio in the 2004 quarter and period increased compared to the 2003 quarter and period. Food product inflation in the 2004 quarter and period contributed to Broadline's increase in the cost of goods sold ratio. In addition, Broadline's cost of goods sold ratio increased due to a higher sales mix of center-of-the-plate items, which we believe positions us favorably with our customers. Center-of-the-plate items typically have a lower gross margin percentage than other products, due to their higher cost per case and are usually sold on a cost-per-pound basis rather than a percentage markup. Products in the meat category have been particularly impacted by inflation in the 2004 quarter and period. Although a higher sales mix of center-of-the-plate items can result in a lower gross margin, our strength in this category is an important part of our strategy to grow our higher margin street sales. Additionally, Quality Foods has experienced erosion in its cost of goods sold ratio due to competitive pressures and a shift in sales mix towards multi-unit business. We expect the impact of Quality Foods to continue for the remainder of 2004 at a reduced rate.

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

Fresh-cut. Our Fresh-cut segment's cost of goods sold as a percentage of net sales increased in the 2004 quarter and period compared to the 2003 quarter and period as a result of several factors. Our long-term plan has been to rationalize some of Fresh-cut's non-value added foodservice business. However, the transition moved at a faster pace than planned and the loss of sales from certain foodservice customers who exited during the 2004 quarter and period, including competitors of Performance Food Group's distribution business, also contributed to the increase in the cost of goods sold ratio. We will continue to experience a higher cost of goods sold ratio until we can adjust our cost structure to reflect this loss of foodservice revenue.

In the 2004 quarter, Fresh-cut's cost of goods sold ratio was also negatively impacted by the hurricanes and severe weather in the Southeast. Fresh-cut experienced some product loss in delivering its products to customers' distribution centers in the areas affected by the storms.

In the 2004 period, we rolled out new fruit products to certain key customers more quickly than planned. These products also increased our cost of goods sold ratio. We expect these higher costs to continue at a diminishing rate over the remainder of 2004. In addition, in January 2004, Fresh-cut's cost of goods sold was affected by residual higher lettuce costs related to raw material supply disruptions in late 2003. We have implemented measures to mitigate the agricultural risks impacting our Fresh-cut segment, including contracting for a higher percentage of our raw product needs during certain times of the year. Our contracting program has succeeded in providing adequate product to meet our needs, despite poor weather on the West Coast in October 2004, which has negatively impacted product yields and related production efficiency.

Gross profit

In the 2004 quarter, gross profit increased $16.0 million, or 7.4%, to $231.4 million, compared to $215.4 million in the 2003 quarter. In the 2004 period, gross profit increased $55.6 million, or 8.8%, to $685.3 million, compared to $629.7 million in the 2003 period. Gross profit margin was 15.0% in both the 2004 quarter and period, respectively, compared to 15.5% and 15.6% in the 2003 quarter and period, respectively. The decline in gross profit margin in all of our segments is discussed above in "Cost of goods sold."

Operating expenses

Consolidated. In the 2004 quarter, operating expenses increased $22.1 million, or 12.6%, to $197.6 million, compared to $175.6 million in the 2003 quarter. In the 2004 period, operating expenses increased $83.8 million, or 16.2%, to $599.5 million, compared to $515.8 million in the 2003 period. Our operating expense ratio was 12.8% in the 2004 quarter and 13.1% in the 2004 period, compared to 12.6% in the 2003 quarter and 12.8% in the 2003 period. The increase in the operating expense ratio was due mainly to incremental costs associated with recent hurricanes and severe weather, as well as higher fuel costs in all of our business segments and incremental transitional expenses related to Broadline's new multi-unit business, all discussed below. We were able to offset many of these increases with improved operating efficiencies.

Broadline. Our Broadline segment's operating expense ratio declined slightly in the 2004 quarter and period from the 2003 quarter and period, due primarily to improved operating efficiencies in warehousing and transportation, partially offset by start-up expenses for new multi-unit business and the impact of the hurricanes and severe weather in the Southeast. Also, Broadline may experience increased bad debts in the fourth quarter of 2004 related to customers who may be unable to recover from the effects of the storms.

Customized. Our Customized segment's operating expense ratio decreased in the 2004 quarter and period from the 2003 quarter and period due to the impact of operating at or near full capacity in most of our facilities and to the effects of food product inflation on net sales, resulting in a lower operating expense ratio, partially offset by higher insurance and fuel costs, and the costs associated with our previously disclosed labor dispute, discussed below.

In the fourth quarter of 2003, certain drivers at the Elkton, Maryland facility went on strike. We incurred incremental costs in the 2004 period of $3.4 million to engage replacement drivers to maintain the service level to our customers, to provide additional security at the facility, and to pay our legal counsel. In the 2004 quarter, we received a petition from a majority of our drivers in Elkton, Maryland, stating that they no longer wished to be represented by the union. Accordingly, we were legally obligated to withdraw recognition from the union.

Sales at our Customized distribution center in Florida were affected by the storms. This facility provides deliveries to a large number of national chain customers located throughout Florida and the Southeast. While only a few of our Customized segment's customers were closed for more than several days, we did experience increased costs in providing deliveries to customers during the periods before and after each storm.

Fresh-cut. Our Fresh-cut segment's operating expense ratio increased in the 2004 quarter and period from the 2003 quarter and period mainly because of increased operating expenses compounded by the loss of foodservice revenue discussed above. Operating expenses increased due to higher employee-related expenses, legal and consulting fees, data-processing expenses and increased fuel costs. A major initiative continues to be optimizing our logistics infrastructure as we continue this transition (see "Cost of goods sold" above). In addition, selling expenses increased in the 2004 quarter and period compared to the 2003 quarter and period due to higher promotional spending. Fresh-cut also experienced higher transportation costs in delivering its products to customers' distribution centers in the areas affected by the hurricanes and severe weather.

Corporate. Our Corporate segment's operating expenses increased in the 2004 quarter and period compared to the 2003 quarter and period primarily because of increased professional fees related mainly to our compliance program associated with Section 404 of the Sarbanes-Oxley Act of 2002, higher insurance costs and severance costs.

Operating profit

	2004 Quarter		2003 Quarter		2004 Period		2003 Period

	Operating	% of	Operating	% of	Operating	% of	Operating	% of
(In thousands)	profit	sales	profit	sales	profit	sales	profit	sales

Broadline	$20,737	2.6%	$19,508	2.8%	$51,317	2.2%	$52,090	2.6%
Customized	5,922	1.2	5,682	1.3	15,485	1.0	16,510	1.3
Fresh-cut	13,395	5.5	18,001	7.7	40,449	5.4	57,770	8.3
Corporate and intersegment	(6,298)	-	(3,365)	-	(21,437)	-	(12,394)	-

Total operating profit	$33,756	2.2%	$39,826	2.9%	$85,814	1.9%	$113,976	2.8%

Consolidated. In the 2004 quarter, operating profit declined $6.1 million, or 15.2%, from the 2003 quarter. In the 2004 period, operating profit decreased $28.2 million, or 24.7%, over the 2003 period. Operating profit margin was 2.2% in the 2004 quarter and 1.9% in the 2004 period, compared to 2.9% in the 2003 quarter and 2.8% in the 2003 period. The decrease in operating profit margin was driven mainly by a decline in gross profit margin, combined with increased operating expenses as a percentage of net sales, as discussed above.

Broadline. Our Broadline segment's operating profit margin was 2.6% in the 2004 quarter and 2.2% in the 2004 period, compared to 2.8% in the 2003 quarter and 2.6% in the 2003 period. Operating profit margin in the 2004 quarter and period declined due to reduced gross profit margin during the 2004 quarter and period discussed above in "Cost of goods sold."

Customized. Our Customized segment's operating profit margin was 1.2% in the 2004 quarter and 1.0% in the 2004 period, declining from 1.3% in both the 2003 quarter and period. Operating profit margin in the 2004 quarter and period declined due to the decline in gross profit margin discussed above in "Cost of goods sold."

Fresh-cut. Our Fresh-cut segment's operating profit margin was 5.5% in the 2004 quarter and 5.4% in the 2004 period, declining from 7.7% in the 2003 quarter and 8.3% in the 2003 period. The decline in operating profit margin was due to the decline in gross profit margin, combined with increased warehouse, delivery and selling expenses, discussed above in "Cost of goods sold" and "Operating expenses."

Other expense, net

Other expense, net, was $5.1 million in the 2004 quarter and $14.7 million in the 2004 period, compared to $5.0 million in the 2003 quarter and $14.0 million in the 2003 period. Included in other expense, net, was interest expense of $4.7 million in each of the 2004 and 2003 quarters, $14.3 million in the 2004 period and $14.5 million in the 2003 period. Other expense, net, also included losses on the sale of the undivided interest in receivables of $583,000 in the 2004 quarter and $1.6 million in the 2004 period, $478,000 in the 2003 quarter and $1.2 million in the 2003 period. These losses are related to our receivables purchase facility, referred to as the Receivables Facility, and represent the discount from carrying value that we incur from our sale of an undivided interest in our receivables to the financial institution. The Receivables Facility is discussed below in "Liquidity and Capital Resources." Also included in other expense, net, in the 2003 period was a gain of $956,000 on the sale of our investment in a fresh-cut produce processing facility.

Income tax expense

Income tax expense was $10.9 million in the 2004 quarter, $27.1 million in the 2004 period, $13.2 million in the 2003 quarter and $38.0 million in the 2003 period. As a percentage of earnings before income taxes, the provision for income taxes was 38.1% in the 2004 quarter and period and 38.0% in the 2003 quarter and period. Our effective tax rate increased because of recent state tax law changes and valuation allowances that we recorded against net operating loss carryforwards.

Net earnings

In the 2004 quarter, net earnings decreased $3.8 million, or 17.8%, to $17.8 million from $21.6 million in the 2003 quarter. In the 2004 period, net earnings decreased $17.9 million, or 28.9%, to $44.0 million from $62.0 million in the 2003 period. Net earnings as a percentage of net sales were 1.1% in the 2004 quarter and 1.6% in the 2003 quarter. Net earnings as a percentage of net sales were 1.0% in the 2004 period, compared to 1.5% in the 2003 period.

Diluted net earnings per common share

Diluted net earnings per common share, or EPS, is computed by dividing net income available to common shareholders plus dilutive after-tax interest on our $201.3 million aggregate principal amount of 5½% convertible subordinated notes due in 2008, referred to as the Convertible Notes, (numerator) by the weighted-average number of common shares and dilutive potential common shares outstanding during the period (denominator). In the 2004 quarter, diluted EPS decreased 15.9% to $0.37 from $0.44 in the 2003 quarter. In the 2004 period, diluted EPS decreased 27.3% to $0.93 from $1.28 in the 2003 period. In the 2004 quarters and periods, after-tax interest expense of $1.9 million and $5.6 million for the quarters and periods, respectively, and common share equivalents of 6.1 million were included in the calculation of diluted EPS because of their dilutive effect on EPS. On October 18, 2004, we redeemed our Convertible Notes (see "Subsequent Event").

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

Cash and cash equivalents totaled $49.0 million at October 2, 2004, an increase of $10.1 million from January 3, 2004. The increase was due to cash provided by operating activities of $85.3 million, partially offset by cash used in investing activities of $60.4 million and cash used in financing activities of $14.8 million. Operating, investing and financing activities are discussed below.

Operating activities

In the 2004 period, we generated cash from operating activities of $85.3 million, compared to $140.7 million in the 2003 period. Cash flows from operating activities declined in the 2004 period from the 2003 period because of decreased net earnings, combined with less favorable changes in net operating assets and liabilities. Cash outflows represented by changes in operating assets and liabilities, net, were $7.0 million in the 2004 period. In the 2004 period, increases in accounts receivable and inventories were partially offset by increases in trade accounts payable, accrued expenses and deferred tax liabilities. The increases in accounts receivable and inventories were due primarily to new business, increased sales levels and inflation. The increase in trade accounts payable was due primarily to higher inventory levels and timing of cash disbursements, while accrued expenses increased mainly due to increased liabilities for insurance, professional fees and employee-related costs. Cash inflows represented by changes in operating assets and liabilities, net, were $36.8 million in the 2003 period. In the 2003 period, increased levels of trade accounts payable, accrued expenses and deferred tax liabilities were partially offset by increased levels of inventories. Changes in operating assets and liabilities, net, in the 2003 period included proceeds received of $32.0 million from the sale of an incremental undivided interest in receivables under the Receivables Facility. See "Off Balance Sheet Activities" and Note 5 to the accompanying condensed consolidated financial statements for further discussion of the Receivables Facility. In the 2003 period, we also recorded a gain of $956,000 on the sale of our investment in a fresh-cut produce processing facility.

Investing activities

During the 2004 period, we used $60.4 million for investing activities, compared to $75.8 million in the 2003 period. Investing activities include the acquisition of businesses and additions to and disposals of property, plant and equipment. Capital expenditures were $58.6 million in the 2004 period and $69.5 million in the 2003 period. In the 2004 period, capital expenditures totaled $6.0 million in our Broadline segment, $11.8 million in our Customized segment, $36.8 million in our Fresh-cut segment and $4.0 million in our Corporate segment. Capital expenditures in our Fresh-cut segment consisted mainly of an expansion of one of our processing facilities and additional fruit and tender leaf processing equipment. Capital expenditures in our Customized segment included costs for the construction of a new distribution facility in Indiana. We expect our total 2004 capital expenditures to range between $90.0 million and $100.0 million. Capital expenditures were higher in the 2003 period, and included our purchase of two distribution centers totaling $15.3 million, one in our Broadline segment and one in our Customized segment; the expansion of our Customized facility in Maryland; and the purchase of fresh-cut processing equipment in our Fresh-cut segment.

In the 2004 period, net cash paid for acquisitions included $2.2 million primarily related to contractual obligations in the purchase agreement for Carroll County Foods, Inc., which we acquired in 2000 and other companies. Net cash paid for acquisitions in the 2003 period was $11.2 million, including $11.0 million paid to the former shareholders of Fresh International Corp. and its subsidiaries, collectively Fresh Express, for certain contractual obligations and associated taxes related to the purchase agreement for Fresh Express. We acquired Fresh Express in 2001. Also, in the 2003 period, net cash paid for acquisitions included $2.4 million related to contractual obligations in the purchase agreement for Carroll County Foods and other companies acquired. In the 2003 period, net cash paid for acquisitions also included $2.2 million received because of the closing net worth adjustment and certain related claims in connection with our 2002 acquisition of Middendorf Meat Company. In the 2003 period, we also received proceeds of $4.5 million from the sale of our investment in a fresh-cut produce processing facility.

Financing activities

In the 2004 period, we repaid $63.9 million of borrowings outstanding under our revolving credit facility, referred to as the Credit Facility. In the 2003 period, we repaid $65.5 million of borrowings under our Credit Facility. We also paid $452,000 and $732,000 for debt issuance costs related to the Credit Facility in the 2004 and 2003 periods, respectively.

Our $350.0 million Credit Facility expires in 2006 and bears interest at a floating rate equal to, at our election, the agent bank's prime rate or a spread over LIBOR. This rate varies based upon our senior leverage ratio, which excludes subordinated debt, and is defined in the credit agreement. The Credit Facility has an annual commitment fee, ranging from 0.20% to 0.25% of the average daily unused portion of the total facility, based on our senior leverage ratio, as defined in the credit agreement. The Credit Facility also requires the maintenance of certain financial ratios, as defined in the credit agreement, and contains customary events of default. The Credit Facility allows for the issuance of up to $90.0 million of standby letters of credit, which reduce borrowings available under the Credit Facility. On September 15, 2004, we amended our Credit Facility. This amendment modified the financial covenants related to certain ratios that we are required to maintain under the Credit Facility and allowed the redemption of our Convertible Notes. At October 2, 2004, we had $19.4 million of borrowings outstanding, $55.8 million of letters of credit outstanding and $274.8 million available under the Credit Facility, subject to compliance with customary borrowing conditions. At October 2, 2004, our borrowings under the Credit Facility bore interest at a rate of 2.34% per annum. Interest is payable monthly.

Our associates who exercised stock options and purchased our stock under the employee stock purchase plan provided $11.1 million of proceeds in the 2004 period, compared to $10.7 million of proceeds in the 2003 period. Checks in excess of deposits increased by $39.5 million in the 2004 period and decreased by $4.8 million in the 2003 period. Checks in excess of deposits represent checks that we have written that are not yet cashed by the payee and in total exceed the current available cash balance at the respective bank. The increase in checks in excess of deposits in the 2004 period is related to our efforts to improve cash management combined with the timing of cash disbursements.

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

Off Balance Sheet Activities

At October 2, 2004, securitized accounts receivable under our Receivables Facility totaled $202.6 million, including $110.0 million sold to the financial institution and derecognized from our consolidated balance sheet. Total securitized accounts receivable includes our residual interest in accounts receivable of $92.6 million. The Residual Interest represents our retained interest in receivables held by PFG Receivables Corporation. We measure the Residual Interest using the estimated discounted cash flows of the underlying accounts receivable, based on estimated collections and a discount rate approximately equivalent to our incremental borrowing rate. The loss on sale of the undivided interest in receivables of $583,000 and $478,000 in the 2004 and 2003 quarters, respectively, and $1.6 million and $1.2 million in the 2004 and 2003 periods, respectively, is included in other expense, net, in our consolidated statements of earnings and represents our cost of securitizing those receivables with the financial institution. In July 2003, we sold an incremental undivided interest in receivables under the Receivables Facility and received an additional $32.0 million in proceeds. See Note 5 to our accompanying condensed consolidated financial statements for further discussion of our Receivables Facility. In addition, our 2003 Annual Report on Form 10-K contains a discussion of why our Receivables Facility is considered off balance sheet financing and describes other activities, which may be defined as off balance sheet financing. On June 28, 2004, we extended the term of the Receivables Facility through June 27, 2005.

Business Combinations

In the 2004 period, we paid $2.2 million and issued approximately 22,000 shares of our common stock, valued at approximately $750,000, related to contractual obligations in the purchase agreement for Carroll County Foods, which we acquired in 2000 and other companies acquired. In the 2003 period, we paid $11.0 million to the former shareholders of Fresh Express for certain contractual obligations and associated taxes related to the purchase agreement for Fresh Express, which we acquired in 2001. Also, in the 2003 period, we paid $2.4 million and issued approximately 19,000 shares of our common stock, valued at $625,000, primarily related to contractual obligations in the purchase agreement for Carroll County Foods and other companies acquired. We recorded these payments as additional purchase price, with corresponding increases in goodwill. In the 2003 period, we finalized the purchase price of Middendorf Meat, resulting in the return of $2.2 million in cash and $1.4 million in our common stock (approximately 46,000 shares) from the former owners of Middendorf Meat. These amounts were related to the closing net worth adjustment and certain related claims. We recorded these amounts as adjustments to the purchase price of Middendorf Meat, with corresponding reductions in goodwill.

Subsequent Event

On October 18, 2004, we redeemed our $201.3 million aggregate principal amount of 5½% Convertible Notes using additional borrowings under our Credit Facility, as amended, to fund the redemption. We paid the registered holders of the Convertible Notes the redemption price of 103.1429% of the principal amount of the Convertible Notes plus accrued interest. In the fourth quarter of 2004, we anticipate recording a loss on the early redemption of the Convertible Notes of approximately $10.5 million, which consists of the redemption premium and the write-off of unamortized debt issuance costs. See "Financing Activities" and Note 9 to the accompanying condensed consolidated financial statements.

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

Forward Looking Statements

This Form 10-Q and the documents incorporated by reference herein contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements, which are based on assumptions and estimates and describe our future plans, strategies and expectations, are generally identifiable by the use of the words "anticipate," "plan," "will," "believe," "estimate," "expect," "intend," "seek," "should," "could," "may," "would," or similar expressions. These forward-looking statements may address, among other things, our anticipated earnings, capital expenditures, contributions to our net sales by acquired companies, sales momentum, customer and product sales mix, expected efficiencies in our business, the outcome of our exploration of strategic alternatives for our Fresh-cut segment and our ability to realize expected synergies from acquisitions. These forward-looking statements are subject to risks, uncertainties and assumptions, all as detailed from time to time in the reports we file with the Securities and Exchange Commission.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Our primary market risks are related to fluctuations in interest rates and changes in commodity prices. Our primary interest rate risk is from changing interest rates related to our outstanding debt. We currently manage this risk through a combination of fixed and floating rates on these obligations. As of October 2, 2004, our total debt of $290.3 million consisted of fixed and floating-rate debt of $256.0 million and $34.3 million, respectively. In addition, our Receivables Facility has a floating rate. Substantially all of our floating rates are based on LIBOR, with the exception of the rate on the Receivables Facility, which is based upon a 30-day commercial-paper rate. A 100 basis-point increase in market interest rates on all of our floating-rate debt and our Receivables Facility would result in a decrease in net earnings and cash flow of approximately $894,000 per annum, holding other variables constant.

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

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.
(a) No matters were submitted to a vote of security holders during the quarter ended October 2, 2004.

Item 6. Exhibits.
(a) Exhibits:

10.35	Form of Non-Qualified Stock Option Agreement.

10.36	Form of Incentive Stock Option Agreement.

15	Letter regarding unaudited information from KPMG LLP.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERFORMANCE FOOD GROUP COMPANY

	By:	/s/ John D. Austin
John D. Austin
Senior Vice President and Chief Financial Officer

Date: November 12, 2004