Form 10-K
period 2005-01-01
PERFORMANCE FOOD GROUP CO
filed 2005-03-17
CIK 908254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2005

Commission File No.: 0-22192

PERFORMANCE FOOD GROUP COMPANY

(Exact Name of Registrant As Specified In Its Charter)

Tennessee	54-0402940
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

12500 West Creek Parkway
Richmond, Virginia	23238
(Address of Principal	(Zip Code)
Executive Offices)

Registrant’s telephone number, including area code:
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

☑    Yes       No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

☑     Yes        No

The aggregate market value of the voting stock held by non-affiliates of the registrant on July 3, 2004 was $1,236,305,342. The market value calculation was determined using the closing sale price of the registrant’s common stock on July 3, 2004 as reported by the NASDAQ Stock Market.

Shares of common stock outstanding on March 14, 2005 were 46,919,905.

DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K	Documents from which portions are incorporated by reference
Part III	Portions of the registrant’s Proxy Statement relating to the registrant’s Annual Meeting of Shareholders to be held on May 18, 2005 are incorporated by reference into Items 10, 11, 12, 13 and 14.

PERFORMANCE FOOD GROUP COMPANY

Unless this Form 10-K indicates otherwise or the content otherwise requires, the terms “we,” “our” or “Performance Food Group” as used in this Form 10-K refer to Performance Food Group Company and its subsidiaries. References in this Form 10-K to the years 2005, 2004, 2003, 2002, 2001 and 2000 refer to our fiscal years ending or ended December 31, 2005, January 1, 2005, January 3, 2004, December 28, 2002, December 29, 2001 and December 30, 2000, respectively, unless otherwise expressly stated or the context otherwise requires. We use a 52/53-week fiscal year ending on the Saturday closest to December 31. Consequently, we periodically have a 53-week fiscal year. Our 2003 fiscal year was a 53-week year. All share and per-share data have been adjusted to reflect the two-for-one common stock split that we paid on April 30, 2001. The following discussion and analysis should be read in conjunction with “Selected Consolidated Financial Data” and our consolidated financial statements and the related notes included elsewhere in this Form 10-K.

Forward-Looking Statements

This Form 10-K and the documents incorporated by reference herein contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements, which are based on assumptions and estimates and describe our future plans, strategies and expectations, are generally identifiable by the use of the words “anticipate,” “will,” “believe,” “estimate,” “expect,” “intend,” “seek,” “should” or similar expressions. These forward-looking statements may address, among other things, our anticipated earnings, capital expenditures, contributions to our net sales by acquired companies, sales momentum, customer and product sales mix, expected efficiencies in our business and our ability to realize expected synergies from acquisitions. These forward-looking statements are subject to risks, uncertainties and assumptions. Important factors that could cause actual results to differ materially from the forward-looking statements we make or incorporate by reference in this Form 10-K are described under “Risk Factors” and in the documents incorporated by reference herein.

If one or more of these risks or uncertainties materialize, or if any underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from future results, performance or achievements expressed or implied by these forward-looking statements. All forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this section. We undertake no obligation to publicly update or revise any forward-looking statement to reflect future events or developments.

PART I

Item 1. Business

The Company and its Business Strategy

Performance Food Group, a Tennessee corporation, was founded in 1987 through the combination of various foodservice businesses and has grown internally through increased sales to existing and new customers and through acquisitions of existing businesses. Further discussion of acquisitions is contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Combinations.” Performance Food Group is the nation’s third largest Broadline foodservice distributor based on 2004 net sales. We market and distribute over 65,000 national and proprietary brand food and non-food products to more than 44,000 customers. Our extensive product line and distribution system allow us to service both of the major customer types in the foodservice or “food-away-from-home” industry: “street” foodservice customers, which include independent restaurants, hotels, cafeterias, schools, healthcare facilities and other institutional customers; and multi-unit, or “chain,” customers, which include regional and national family and casual dining and quick-service restaurants. In addition, we are a major processor of fresh-cut produce that we market and distribute to retail and foodservice customers.

In September 2004, we announced that we were considering strategic alternatives for our Fresh-cut produce business. The alternatives we evaluated included, but were not limited to, the possible sale of the segment as an ongoing business; the creation of a stand-alone company operating the Fresh-cut produce business; and keeping the Fresh-cut segment as part of Performance Food Group. We retained the services of Goldman, Sachs & Co. to assist us with our review. On February 22, 2005, we entered into a definitive agreement to sell the companies comprising our Fresh-cut segment to Chiquita Brands International, Inc. While we expect the transaction to close in the second quarter of 2005, its consummation is subject to the expiration of the waiting period under the Hart-Scott-Rodino Act and other customary conditions.

We service our customers through three operating segments. Note 20 to the consolidated financial statements in this Form 10-K presents financial information for these segments.

Broadline

Our Broadline distribution segment markets and distributes a total of more than 61,000 national and proprietary brand food and non-food products to more than 43,000 customers, including street customers and certain corporate-owned and franchisee locations of chains such as Burger King, Church’s, Compass, Popeye’s and Subway. In the Broadline distribution segment, we design our product mix, distribution routes and delivery schedules to accommodate the needs of a large number of customers whose individual purchases vary in size. Generally, Broadline distribution customers are located within 250 miles from one of our 19 Broadline distribution facilities, which serve customers in the Eastern, Midwestern, Northeastern, Southern and Southeastern United States.

Customized

Our Customized distribution segment focuses on serving casual and family dining chain restaurants such as Cracker Barrel Old Country Store, Inc., Outback Steakhouse, Inc., Ruby Tuesday, Inc. and T.G.I. Friday’s. We believe that these customers generally prefer a centralized point of contact that facilitates item and menu changes, tailored distribution routing and customer service. We generally can service these customers more efficiently than our Broadline distribution customers because we warehouse only those stock keeping units, or SKUs, specific to our Customized customers and we make larger, more consistent deliveries. We have seven Customized distribution facilities located nationwide. Customized services 15 restaurant chains nationwide and four restaurant chains internationally.

Fresh-cut

Our Fresh-cut segment purchases, processes, packages and distributes a variety of packaged, ready-to-eat salads and other fresh-cut produce nationwide from seven processing/distribution facilities and two distribution facilities located throughout the United States. Fresh-cut distributes about 300 different Fresh Express® label products nationwide to food retailers such as Albertson’s, Food Lion, Kroger, Safeway and Wal-Mart, as well as to foodservice distributors, operators and quick-service restaurants. The segment also distributes over 500 fresh produce foodservice offerings, primarily to third-party distributors for resale mainly to quick-service restaurants located throughout the United States such as McDonald’s, KFC, Pizza Hut, Subway and Taco Bell. As noted above, we have entered into a definitive agreement to sell the companies comprising our Fresh-cut segment to Chiquita Brands International, Inc.

Growth Strategies

Our business strategy is to grow our foodservice distribution businesses through both internal growth and acquisitions and to improve our operating profit margin. We believe that we have the resources and competitive advantages to maintain our strong internal growth and that we are well positioned to take advantage of any future consolidation occurring in our industry.

Our key growth strategies are as follows:

Increase Broadline sales to existing customers and within existing markets. We seek to become a principal supplier for more of our Broadline distribution customers and to increase sales per delivery to those customers. To accomplish this, we focus on selling our customers “center-of-the-plate” products. We believe that providing consistent, high-quality, center-of-the-plate items to our customers helps us gain a greater share of our customers’ business. We believe that a higher penetration of our existing Broadline customers and markets will allow us to strengthen our relationships with these customers and to realize economies of scale driven by greater utilization of our existing distribution infrastructure.

We believe that we can increase our penetration of the Broadline customer base through focused sales efforts that leverage our distribution infrastructure, quality products and value-added services. Value-added services include assisting foodservice customers in helping them control costs through, among other means, increased computer communications, more efficient deliveries and consolidation of suppliers. We also believe that the typical Broadline customer in our markets uses one or two principal suppliers for the majority of its foodservice needs, but also relies upon a limited number of secondary Broadline suppliers and specialty food suppliers. We believe those customers within our existing markets for which we are not the principal supplier represent an additional market opportunity for us.

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

Increase sales of proprietary brands. We seek to increase sales of our proprietary brands and believe that our proprietary brands, which include AFFLAB, Bay Winds, Brilliance, Empire’s Treasure, First Mark, Gourmet Table, Guest House, Heritage Ovens, PFG Custom Meats, Pocahontas, Raffinato, Roasters Exchange, Village Garden and West Creek, offer customers greater value than national brands. We believe that as we continue to grow our scale of operations and sales of our proprietary brands, these sales can generate higher margins than comparable national brands. We seek to increase our sales of proprietary brands through our sales force training program and sales compensation system.

Grow our Customized segment with existing and selected new customers. We seek to strengthen our existing Customized distribution relationships by continuing to provide on-time delivery, complete orders, perishable food-handling expertise, clean, safe facilities and equipment, and electronic data transfers of restaurant orders, inventory information and invoices. A key initiative is expanding existing distribution centers and building additional centers to provide capacity for new customers and to reduce the miles driven to service existing customers. We seek to selectively add new customers within the Customized distribution segment. We believe potential customers include new or growing restaurant chains that have yet to establish a relationship with a customized foodservice distributor, as well as customers that are dissatisfied with their existing distributor relationships and large chains that have traditionally relied on in-house distribution networks.

Improve operating efficiencies through systems and technology. We seek to continually increase our operating efficiencies by investing in training and technology-related initiatives to provide increased productivity. These productivity-related initiatives include our Foodstar® software, which handles order management throughout our Broadline distribution centers. Most of our Customized segment customers use our Internet-based ordering system, PFG-Connection, to place orders, make product inquiries and view purchase histories. Additionally, PFG-Connection provides customers with a Web-based e-catalog for viewing pictures of table-top, smallwares and disposables. Our other initiatives include an automated warehouse management system that uses radio-frequency barcode scanning for inventory put-away and selection and computerized truck routing systems. In addition, we have an on-line ordering system that provides customers real-time access to order placement, product information, inventory levels and their purchasing histories. We also have implemented a centralized inbound logistics system that optimizes consolidated deliveries from our suppliers.

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

Customers and Marketing

Foodservice distribution

In our foodservice distribution business, we have two closely related business segments - Broadline and Customized. Our Broadline segment primarily services two types of customers — street customers and chain customers. Our Customized segment distributes to casual and family dining chain customers. We believe that a foodservice customer selects a distributor based on timely and accurate delivery of orders, consistent product quality, value-added services and price. In addition, we believe that some of our larger street and chain customers gain operational efficiencies by dealing with one, or a limited number of, foodservice distributors.

Street Customers

Our Broadline segment services our street customers, which include independent restaurants, hotels, cafeterias, schools, healthcare facilities and other institutional customers. We seek to increase our sales to street customers because, despite the generally higher selling and delivery costs that we incur in servicing these customers, street customers typically utilize more of our proprietary brands and value-added services. Sales to street customers are typically at higher price points than sales to chain customers, due to the higher costs involved in those sales. As of January 1, 2005, our Broadline segment supported sales to street customers with over 850 sales and marketing representatives and product specialists. Our sales representatives service customers in person, by telephone and through the Internet, accepting and processing orders, reviewing account balances, disseminating new product information and providing business assistance and advice where appropriate. Sales representatives are generally compensated through a combination of salary and commission based on factors relating to profitability and collections. These representatives typically use laptop computers to assist customers by entering orders, checking product availability and pricing and developing menu-planning ideas on a real-time basis.

Chain Customers

Both our Broadline and Customized segments service chain customers. Our principal chain customers are franchisees and corporate-owned units of casual and family dining and quick-service restaurants. Our Broadline segment customers include numerous locations of Burger King, Church’s, KFC, Popeye’s, Sonic, Subway and Zaxby’s quick-service restaurants. Our Customized segment customers include family and casual dining restaurant concepts, such as Carrabba’s Italian Grill, Cracker Barrel, Logan’s, Outback Steakhouse, Ruby Tuesday and T.G.I. Friday’s. Our sales programs to chain customers are tailored to the individual customer and include a more specialized product offering than the sales programs to our street customers. Sales to chain customers are typically higher volume, lower gross margin sales, which require fewer, but larger deliveries than those to street customers. These programs offer operational and cost efficiencies for both the customer and us, which can help compensate for the lower gross margins. Dedicated account representatives are responsible for managing the overall chain customer relationship, including ensuring complete order fulfillment and customer satisfaction. Members of senior management assist in identifying potential new chain customers and managing long-term account relationships. Two of our chain customers, Outback Steakhouse, Inc. (OSI) and CRBL Group, Inc. (CRBL), account for a significant portion of our consolidated net sales. Net sales to OSI accounted for 12%, 11% and 12% of our consolidated net sales for 2004, 2003 and 2002, respectively. Net sales to CRBL accounted for 10%, 10% and 11% of our consolidated net sales for 2004, 2003 and 2002, respectively. No other chain customer accounted for more than 6% of our consolidated net sales in 2004, 2003 or 2002.

Fresh-cut produce

In our Fresh-cut segment, we service two customer types — retail customers and foodservice customers:

Retail customers

Our Fresh-cut segment provides packaged, ready-to-eat salads to both national and regional food retailers, including over 15,000 Albertson’s, Food Lion, Kroger, Safeway, Wal-Mart and other food retail stores. Our retail packaged salad business is supported by a dedicated sales and marketing organization that has regional business managers who are responsible for sales to retail grocery accounts within their geographic regions. Sales managers work with a network of brokers across the country to sell our products, gain business with new retail accounts and introduce new products to existing retail accounts. We also have business development managers who focus on specific geographic areas or retail accounts. Brokers are responsible for store-level selling and merchandising activities on our behalf. We have a marketing department that focuses primarily on packaged products and assists the sales department in the development of account-specific sales promotion plans. This department is also responsible for market, product line and customer profitability analysis.

Foodservice customers

Our Fresh-cut segment also provides fresh-cut products, such as lettuce, tomatoes, spinach, cabbage, broccoli, cauliflower, onions and peppers to foodservice distributors, including McLane Foodservice, Inc., and to other foodservice distributors who resell these products to foodservice operators, including over 24,000 McDonald’s, KFC, Pizza Hut, Subway, Taco Bell and other foodservice customers. Our customer sales representatives and account managers service our foodservice customers.

Products and Services

We distribute more than 65,000 national and proprietary brand food and non-food products to over 44,000 customers. These products include a broad selection of center-of-the-plate entrées, canned and dry groceries, fresh-cut produce, frozen foods, refrigerated and dairy products, paper products and cleaning supplies, other produce, restaurant equipment and other supplies. We also provide our customers with value-added services in the normal course of providing full-service distributor services.

Proprietary brands

We offer our customers an extensive line of products under our proprietary brands, including AFFLAB, Bay Winds, Brilliance, Empire’s Treasure, First Mark, Guest House, Gourmet Table, Heritage Ovens, PFG Custom

Meats, Roasters Exchange, Pocahontas, Raffinato, Village Garden and West Creek. The Pocahontas brand name has been recognized in the food industry for over 100 years. Products offered under our proprietary brands include canned and dry groceries, tabletop sauces, meat, baked goods, shortenings and oils, among others. Our proprietary brands enable us to offer customers an alternative to comparable national brands across a wide range of products and price points. For example, the Raffinato brand consists of a line of premium pastas, cheeses, tomato products, sauces and oils tailored for the Italian foods market, while our Empire’s Treasure brand consists of high-quality frozen seafood. We seek to increase the sales of our proprietary brands, as they can have higher margins than comparable national brand products. We also believe that sales of our proprietary brands can help to promote customer loyalty.

National brands

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

Fresh-cut produce

We believe that the ability to provide quality products with an acceptable shelf life is key to the success of our fresh-cut produce business. We distribute about 300 packaged, ready-to-eat salads and fresh-cut produce products under the Fresh Express® label to retailers, sold under three product lines: Garden Salads, World Blends and Specialty Kits. Garden Salads include traditional iceberg and romaine garden salads and coleslaw. World Blends contain a combination of more exotic, darker leaf lettuces and vegetables that generally sell at higher price points than Garden Salads. World Blends include our “tender leaf” premium salad products. Our tender leaf salad products include Spring Mix Blends, Blends Plus, Baby Spinach and foodservice premium salad products. Specialty Kits contain ready-to-eat salads along with other items such as croutons, salad dressings or cheese and crackers. We are testing additional new produce offerings as part of our ongoing efforts to develop innovative new products. These include a fresh-cut fruit product line. In addition, we offer fresh-cut produce to foodservice operators, including pre-cut lettuce, onions, green peppers, coleslaw and diced, sliced and bulk tomatoes that we market under our Redi-Cut label. As restaurant operators seek to increase their profitability by reducing reliance on labor-intensive tasks conducted on-site, we believe that there is an opportunity for us to capture market share by introducing innovative products. We also offer controlled atmosphere systems to third parties for their packaging and shipping needs.

Value-added services

As part of developing and strengthening our customer relationships, we provide some of our customers with value-added services including assistance in managing inventories and improving efficiency. As described below, we also provide procurement and merchandising services to approximately 400 independent foodservice distributor facilities and over 500 independent paper and janitorial supply distributor facilities, as well as to our own distribution network. These procurement and merchandising services include negotiating vendor supply agreements and providing quality assurance related to our proprietary and national brand products.

The following table sets forth the percentage of our consolidated net sales by product and service category in 2004, 2003 and 2002:

	Percentage of Net Sales
	2004	2003	2002
Center-of-the-plate	35%	33%	30%
Canned and dry groceries	15	17	17
Fresh-cut produce	15	16	17
Frozen foods	14	13	13
Refrigerated and dairy products	9	9	9
Paper products and cleaning supplies	6	6	6
Other produce	4	4	6
Equipment and supplies	1	1	1
Procurement, merchandising and other services	1	1	1

Total	100%	100%	100%

Information Systems

In our Broadline segment, 16 of our 19 distribution operations currently manage the ordering, receiving, warehousing and delivery of products through our Foodstar® software. Foodstar allows our customers to electronically place orders with us and permits us to record sales, billing and inventory information. This software also assists in the timely and accurate financial reporting by our subsidiaries to our corporate headquarters. Our Broadline information technology staff performs software development and maintenance on this platform. We are continually enhancing this platform by providing standardized product identifiers to leverage our purchasing volume across our distribution network. In addition, we continue to enhance our warehouse management system that uses barcode scanning to track products within our distribution centers. This technology enhances productivity by reducing errors in inventory put-away and selection. Our warehouse management system also tracks employee productivity, driving overall warehouse efficiencies. All of our Broadline distribution locations use truck-routing software to optimize the distribution routes traveled by our trucks by reducing excess mileage and improving the timeliness of customer deliveries. For inbound freight, we use a centralized inbound logistics system that optimizes consolidated deliveries from our suppliers. Lastly, we have an on-line ordering system that allows customers to have real-time access to product information, inventory levels and their purchasing histories.

In our Customized segment, we use a similar software platform managed and located at our Customized headquarters in Lebanon, Tennessee. This software has been tailored to manage large national accounts, multiple warehouses and centralized purchasing, payables and receivables. The accounts receivable module of this software automatically applies payment details received from customers electronically, enabling the efficient processing of large volumes of transactions. Our Customized segment uses a nationally recognized purchasing system for product procurement. This segment also has a warehouse management system that utilizes barcode technology to improve inventory receiving, put-away, replenishment and tracking. This software enables rotation of all products, including perishable products, using wireless technology to facilitate computer-directed product retrieval. Our Customized segment also uses a truck-routing system that determines the most efficient method of delivery for our nationwide delivery system.

Most of our Customized segment customers use our Internet-based ordering system, PFG-Connection, to place orders, make product inquiries and view purchase histories. A real-time, customer order-processing system allows our customers and customer service representatives to review and correct orders online. This software has allowed our customers to reduce costs through improved order accuracy.

Our Fresh-cut segment manages its manufacturing, distribution, accounting and customer service and information technology from Salinas, California. Our Fresh-cut segment uses enterprise resource planning software at all of its locations. This software allows each of our Fresh-cut operations to execute various components of its manufacturing supply chain including customer orders, scheduling, receiving, production and distribution. It also serves as a platform for the raw product supply chain, including purchasing, receiving, cooling and distribution of produce items to the manufacturing plants. Fresh-cut’s systems are also used to manage product quality and food safety standards across all growing and production operations. Additionally, all of our Fresh-cut processing facilities and raw product operations centers use supply-chain software for daily truck routing and trailer cube maximization, providing efficient, timely deliveries to customers.

At our corporate headquarters, we use a financial systems suite that includes general ledger, accounts payable and fixed asset modules. In addition, we utilize software for financial consolidations. In the human resources area, we use a common human resources suite, including human capital management, benefits and payroll modules in our Broadline, Customized and Corporate segments.

Suppliers and Purchasing

Our Broadline and Customized segments obtain products from large national and regional food manufacturers, consumer products companies, meat processors and produce shippers, as well as from local suppliers, food brokers and merchandisers. We seek to enhance our purchasing power through volume purchasing. Although each of our subsidiaries generally is responsible for placing its own orders and can select the products that appeal to its own customers, we encourage each subsidiary to participate in company-wide purchasing programs, which enable it to take advantage of our consolidated purchasing power. We were not dependent on a single source for any significant item and no third-party supplier represented more than 4% of our total product purchases during 2004.

Our wholly owned subsidiary known as Progressive Group Alliance (formerly Pocahontas Foods, USA) selects foodservice products for our Brilliance, Colonial Tradition, Gourmet Table, Healthy USA, Pocahontas, Premium Recipe and Raffinato brands and markets these brands, as well as nationally branded foodservice products, through our own distribution operations and to approximately 400 independent foodservice distributor facilities nationwide. For our services, we receive marketing fees paid by suppliers. Approximately 10,000 of the products sold through Progressive Group Alliance are sold under our proprietary brands. Approximately 1,100 suppliers, located throughout the United States, supply products through the Progressive Group Alliance distribution network. Because Progressive Group Alliance negotiates purchase agreements on behalf of its independent distributors as a group, the distributors that utilize Progressive Group Alliance’s procurement and merchandising group can enhance their purchasing power.

Our Fresh-cut segment purchases produce from growers in various locations. Our Fresh-cut segment often enters into contracts to purchase raw materials to help mitigate supply risk and manage exposure to fluctuations in costs. The Fresh-cut segment also works with suppliers to develop innovative, quality-enhancing and cost-effective production techniques. These techniques include removing the core of the lettuce in the field, which reduces transportation costs, production costs and processing time, and developing larger crop beds to increase yield.

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

Distribution operations are conducted from 19 Broadline and seven Customized distribution centers. Our Broadline distribution centers are located in Arkansas, Florida, Georgia, Illinois, Louisiana, Maine, Maryland, Massachusetts, Mississippi, Missouri, New Jersey, Tennessee, Texas and Virginia. Our Broadline customers are generally located no more than 250 miles from our Broadline distribution facilities. Our seven Customized distribution centers are located in California, Florida, Maryland, New Jersey, South Carolina, Tennessee and Texas. Our Customized segment distributes to customer locations nationwide and internationally. For all of our distribution operations, customer orders are assembled in our distribution facilities and then sorted, placed on pallets, and loaded onto trucks and trailers in delivery sequence. Deliveries are generally made in large tractor-trailers that we generally lease. We use a computer system to design efficient route sequences for the delivery of our products.

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

     The following table summarizes certain information for our principal operating divisions:

			Approx.
			Number of
			Customer
			Locations
		Location of	Currently
Name of Subsidiary/Division	Principal Region(s)	Facilities	Served	Major Customers
Broadline:

AFFLINK	Nationwide	Tuscaloosa, AL	500	Independent paper distributors

PFG – AFI Foodservice	New Jersey and New York City metropolitan area	Elizabeth, NJ	3,100	Restaurants, healthcare facilities and schools

PFG – Batesville	Mississippi	Batesville, MS	1,500	Subway and other restaurants, healthcare facilities and schools

PFG – Caro Foods	South	Houma, LA	1,500	Church’s, Copeland’s, Popeye’s and other restaurants, healthcare facilities and schools

PFG – Carroll County Foods	Baltimore, MD and Washington, DC area	New Windsor, MD	1,900	Restaurants, healthcare facilities and schools

PFG – Empire Seafood	Florida	Miami, FL	2,500	Cruise lines and restaurants

PFG – Florida	Florida	Tampa, FL	2,000	Restaurants, healthcare facilities and schools

PFG – Hale	Kentucky, Tennessee and Virginia	Morristown, TN	1,600	Restaurants, healthcare facilities and schools

PFG – Lester	South	Lebanon, TN	2,500	Restaurants, healthcare facilities and schools

PFG – Little Rock	Arkansas, Missouri, Oklahoma, Tennessee and Texas	Little Rock, AR	6,300	Subway and other restaurants, healthcare facilities and schools

PFG – Magee	Louisiana and Mississippi	Magee, MS	1,800	Subway and other restaurants, healthcare facilities and schools

PFG – Middendorf	St. Louis, Missouri and surrounding areas	St. Louis, MO	2,300	Restaurants, clubs, hotels and other foodservice facilities

PFG – Milton’s	South and Southeast	Atlanta, GA	5,900	Copeland’s, Subway, Zaxby’s and other restaurants, healthcare facilities and schools

PFG – NorthCenter	Maine, Massachusetts and New Hampshire	Augusta, ME	5,400	Restaurants, healthcare facilities and schools

PFG – Powell	Alabama, Florida and Georgia	Thomasville, GA	1,000	Restaurants, healthcare facilities and schools

PFG – Progressive Group Alliance	Nationwide	Boise, ID Richmond, VA	400	Independent foodservice distributors and vendors

PFG – Springfield	New England and portions of New York State	Springfield, MA	3,700	Restaurants, healthcare facilities and schools

			Approx.
			Number of
			Customer
			Locations
		Location of	Currently
Name of Subsidiary/Division	Principal Region(s)	Facilities	Served	Major Customers
PFG – Temple, TX	South and Southwest	Temple, TX	3,800	Church’s, Dairy Queen, KFC, Popeye’s, Subway and other restaurants, healthcare facilities and schools

PFG – Thoms-Proestler Company	Chicago Metropolitan area and other portions of Illinois, Indiana, Iowa and Wisconsin	Rock Island, IL	4,800	Popeye’s and other restaurants, healthcare facilities and schools

PFG – Victoria	South and Southwest	Victoria, TX	2,600	Burger King, Subway and other restaurants, healthcare facilities and schools

PFG – Virginia Foodservice	Virginia	Richmond, VA	1,700	Copeland’s, Texas Steakhouse and other restaurants and healthcare facilities

PFG – Customized	Nationwide	Bakersfield, CA Elkton, MD Fort Mill, SC Gainesville, FL Lebanon, TN McKinney, TX Westampton, NJ	3,000	Cracker Barrel, Outback Steakhouse, Ruby Tuesday, T.G.I. Friday’s, and other casual-dining restaurants

Fresh-cut	Nationwide	Atlanta, GA Carrollton, GA Chicago, IL Franklin Park, IL Geneva, IL Grand Prairie, TX Greencastle, PA Kansas City, MO Salinas, CA	39,000	Over 15,000 food retail locations, including Albertson’s, Food Lion, Kroger, Safeway and Wal-Mart. Distributors who resell our products primarily to over 24,000 chain restaurant locations, including McDonald’s, KFC, Pizza Hut, Subway, Taco Bell and other foodservice customers.

Competition

The foodservice distribution industry is highly competitive. We compete with numerous smaller distributors on a local level, as well as with a limited number of national foodservice distributors. Certain of these distributors have greater financial and other resources than we do. Bidding for contracts or arrangements with customers, particularly chain and other large customers, is highly competitive and distributors may market their services to a particular customer over a long period of time before they are invited to bid. We believe that most purchasing decisions in the foodservice business are based on the distributor’s ability to completely and accurately fill orders and provide timely deliveries, on the quality of the product and on price. In the Fresh-cut segment of our business, we compete with a variety of branded and private label competitors in the packaged, ready-to-eat salad market. The competitors in this market include Dole Food Company and several regional and local processors. Fresh-cut’s competition in the foodservice area comes mainly from national, regional and local processors, and we encounter intense competition from national and large regional processors when selling produce to chain restaurants and independent foodservice distributors.

Regulation

Our operations are subject to regulation by state and local health departments, the U.S. Department of Agriculture and the Food and Drug Administration, which generally impose standards for product quality and sanitation and are responsible for the administration of recent bioterrorism legislation. Our seafood operations are also specifically regulated by Federal and state laws, including those administered by the National Marine Fisheries Service, established for the preservation of certain species of marine life, including fish and shellfish. State and/or federal authorities generally inspect our facilities at least annually. In addition, we are subject to regulation by the Environmental Protection Agency with respect to the disposal of wastewater and the handling of chemicals used in cleaning.

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

In our Fresh-cut segment, we have patents covering a number of our proprietary technologies, including atmospheres used in packaging our salads and protecting products from decomposing, and methods of harvesting and maintaining produce products. These patents expire at various times from 2005 through 2021, including renewals. No material or significant patents expired in 2004 or will be expiring prior to 2006. In connection with some of our other fresh-cut produce processing, we rely heavily on certain proprietary machinery and processes that we use to prepare some of our products. Although we believe that the cost and complexity of our machinery has been and will continue to be a barrier to entry to other potential competitors in the Fresh-cut segment, we have not protected that machinery or those processes through patents or other methods. As a result, some of our existing or potential competitors could develop similar machinery or processes. If this occurred, it could substantially increase competition in the Fresh-cut segment, thereby reducing prices and materially adversely affecting our results of operations in this segment.

Employees

As of January 1, 2005, we had approximately 11,000 full-time employees, including approximately 3,000 in management, administration, marketing and sales and the remainder in operations. As of January l, 2005, union or collective bargaining units represented about 2,000 of our employees. We have entered into 10 collective bargaining and similar agreements with respect to our unionized employees. Our agreements with our union employees expire at various times from October 2005 to December 2008.

Executive Officers

The following table sets forth certain information concerning our executive officers:

Name	Age	Position
Robert C. Sledd	52	Chairman of the Board, President and Chief Executive Officer
Mark J. Drever	48	Senior Vice President, Chief Executive Officer – Fresh-cut Division
Thomas Hoffman	65	Senior Vice President, Chief Executive Officer – Customized Division
Steven Spinner	45	Senior Vice President, Chief Executive Officer – Broadline Division
John D. Austin	43	Senior Vice President, Chief Financial Officer
J. Keith Middleton	39	Controller

Robert C. Sledd has served as Chairman of the Board of Directors since February 1995 and has served as a director of Performance Food Group since 1987. Since March 2004, Mr. Sledd has served as President and Chief Executive Officer of Performance Food Group. Mr. Sledd also served as Chief Executive Officer of Performance Food Group from 1987 to August 2001, and as, President from 1987 to February 1995. Mr. Sledd served as a director of Taylor & Sledd Industries, Inc., a predecessor of Performance Food Group, since 1974, and served as President and Chief Executive Officer of that company from 1984 to 1987. Mr. Sledd also serves as a director of SCP Pool Corporation, a supplier of swimming pool supplies and related products.

Mark J. Drever has served as Senior Vice President of Performance Food Group and President and Chief Executive Officer – Fresh-cut Division since June 2004. Mr. Drever served as President of Fresh Express from 1993 to June 2004. From 1991 to 1993, Mr. Drever was Vice President of Fresh Express. Mr. Drever served as Director of Foodservice Sales and Marketing from 1989 to 1991 and as a regional director of Fresh Express from 1988 to 1989. Prior to joining Fresh Express, Mr. Drever practiced law, specializing in business transactions, new ventures and securities law.

Thomas Hoffman has served as Senior Vice President of Performance Food Group and Chief Executive Officer - Customized Division since February 1995. Mr. Hoffman served as President of Kenneth O. Lester Company, Inc., a wholly owned subsidiary of Performance Food Group from December 1989 until September 2002. Prior to joining

Performance Food Group, Mr. Hoffman served in executive capacities at Booth Fisheries Corporation, a subsidiary of Sara Lee Corporation, as well as C.F.S. Continental, Miami and International Foodservice, Miami, two foodservice distributors.

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

John D. Austin has served as Senior Vice President and Chief Financial Officer since April 2003 and as Secretary of Performance Food Group since March 2000. Mr. Austin served as Vice President - Finance from January 2001 to April 2003. Mr. Austin served as Corporate Treasurer from 1998 to January 2001. Mr. Austin served as Corporate Controller of Performance Food Group from 1995 to 1998. From 1991 to 1995, Mr. Austin was Assistant Controller for General Medical Corporation, a distributor of medical supplies. Prior to that, Mr. Austin was an accountant with Deloitte & Touche LLP. Mr. Austin is a certified public accountant.

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

Risk Factors

Foodservice distribution is a low-margin business and may be sensitive to economic conditions. We operate in the foodservice distribution industry, which is characterized by a high volume of sales with relatively low profit margins. Certain of our sales are at prices that are based on product cost plus a percentage markup. As a result, our results of operations may be negatively impacted when the price of food goes down, even though our percentage markup may remain constant. Certain of our sales are on a fixed fee-per-case basis. Therefore, in an inflationary environment, our gross profit margins may be negatively affected. In addition, our results of operations may be negatively impacted by product cost increases that we may not be able to pass on to our customers. The foodservice industry may also be sensitive to national and regional economic conditions, and the demand for our foodservice products has been adversely affected from time to time by economic downturns. In addition, our operating results are particularly sensitive to, and may be materially adversely impacted by, difficulties with the collectibility of accounts receivable, inventory control, price pressures, severe weather conditions and increases in wages or other labor costs, energy costs and fuel or other transportation-related costs. One or more of these events could adversely affect our future operating results. We have experienced losses due to the uncollectibility of accounts receivable in the past and could experience such losses in the future. In addition, although we have sought to limit the impact of the recent increases in fuel prices by imposing fuel surcharges on customers, increases in fuel prices may adversely affect our results of operations.

We rely on major customers. We derive a substantial portion of our net sales from customers within the restaurant industry, particularly certain chain customers. Net sales to OSI accounted for 12% and 11% of our consolidated net sales in 2004 and 2003, respectively. Net sales to CRBL accounted for 10% of our consolidated net sales in both 2004 and 2003. Sales to these customers by our Customized segment generally have lower operating margins than sales to customers in other areas of our business. We have agreements with certain of our customers to purchase specified amounts of goods from us and the prices paid by them may depend on the actual level of their purchases. Some of these agreements may be terminated by the customer with an agreed-upon notice to us; however, certain of these agreements may not be terminated by either party except for a material breach by the other party. We cannot always guarantee the level of future purchases by our customers. A material decrease in sales to any of our major customers or the loss of any of our major customers would have a material adverse impact on our operating results. In addition, to the extent we add new customers, whether following the loss of existing customers or otherwise, we may incur substantial start-up expenses in initiating services to new customers. Also, certain of our customers have from time to time experienced bankruptcy, insolvency, and/or an inability to pay debts to us as they come due, and similar events in the future could have a material adverse impact on our operating results.

We may be unable to successfully consummate the sale of our Fresh-cut segment. On February 22, 2005, we signed a definitive agreement to sell all of the stock we own in the companies that make up our Fresh-cut segment to Chiquita Brands International, Inc. Consummation of the sale is subject to the expiration of the waiting period under the Hart-Scott-Rodino Act and the satisfaction of other customary conditions to our and Chiquita’s obligation to close the transaction. While we expect the transaction to close in the second quarter of 2005, we can give no assurance that the transaction will close within this time frame or that it will close at all. In the definitive agreement, we have agreed to conduct the Fresh-cut segment’s business in the ordinary course consistent with past practice during this interim period and to refrain from taking, without the prior written consent of Chiquita, certain actions with respect to changes in capital stock, indebtedness, contractual obligations and other restrictions similar to those normally imposed on an acquisition target. If we are unable to successfully consummate the sale of our Fresh-cut segment, the segment may experience operating difficulties as a result of the announcement of, and failure to consummate, the transaction which may negatively impact the results of operations of the segment and our results of operations generally. In addition, if the attention of the Fresh-cut segment’s management is materially diverted from the day-to-day operations of the segment’s business because of increased demands on them as a result of the sale process, the results of operations of the segment, and the Company as a whole, may be negatively impacted.

The cost of fresh produce, especially lettuce, has had and could continue to have an adverse effect on our business. Prices of high quality, fresh produce can be volatile and supplies may be limited due to, among other things, factors such as weather, disease and level of agricultural production. Although we have contracts to purchase a vast majority of our lettuce and some of our other produce, the cost and quality of available produce, particularly during periods of severe shortages of high-quality produce, could have a material adverse effect on both our sales and results of operations. In addition, because we generally do not have contracts with foodservice customers of our Fresh-cut segment, our ability to recover cost increases from those customers may be limited.

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

Achieving the benefits of acquisitions depends on the timely, efficient and successful execution of a number of post-acquisition events, including integrating the business of the acquired company into our purchasing programs, distribution network, marketing programs and reporting and information systems. We may not be able to successfully integrate the acquired company’s operations or personnel, or realize the anticipated benefits of the acquisition. Our ability to integrate acquisitions may be adversely affected by many factors, including the relatively large size of a business and the allocation of our limited management resources among various integration efforts.

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

Our debt agreements contain restrictive covenants, and our debt and lease obligations require substantial future payments. At January 1, 2005, we had $279.5 million of outstanding indebtedness, including $210.0 million outstanding under our revolving credit facility, referred to as the Credit Facility, and $50.0 million of outstanding 6.77% unsecured senior notes due in 2010, referred to as the Senior Notes. In addition, at January 1, 2005, we were a party to operating leases requiring

$301.5 million in future minimum lease payments. Accordingly, the total amount of our obligations with respect to indebtedness and leases is substantial. In addition, we could make additional borrowings under our Credit Facility, as needed, in connection with funding our future business needs, including capital expenditures and acquisitions.

Our debt instruments contain financial covenants and other restrictions that limit our operating flexibility, limit our flexibility in planning for and reacting to changes in our business and make us more vulnerable to economic downturns and competitive pressures. Our indebtedness and lease obligations could have significant negative consequences, including:

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to obtain additional financing;

•	requiring that a substantial portion of our cash flows from operations be applied to pay principal and interest on our indebtedness and lease payments under our leases, thereby reducing cash flows available for other purposes;

•	limiting our flexibility in planning for or reacting to changes in our business and the industry in which we compete; and

•	placing us at a possible competitive disadvantage compared to competitors with less leverage or better access to capital resources.

In addition, some of our borrowings, including borrowings under our Credit Facility are and will continue to be at variable rates based upon prevailing interest rates, which expose us to risk of increased interest rates. Some of our debt instruments, including our Credit Facility and our Senior Notes, require that we comply with various financial tests and impose certain restrictions on us, including, among other things, restrictions on our ability to incur additional indebtedness, create liens on assets, make loans or investments and pay dividends.

Product liability claims could have an adverse effect on our business. Like any other distributor and processor of food, we face an inherent risk of exposure to product liability claims if the products we sell cause injury or illness. We may be subject to liability, which could be substantial, because of actual or alleged contamination in products sold by us, including products sold by companies before we acquired them. We have, and the companies we have acquired have had, liability insurance with respect to product liability claims. This insurance may not continue to be available at a reasonable cost or at all, and may not be adequate to cover product liability claims against us or against companies we have acquired. We generally seek contractual indemnification from resellers of our product, but any such indemnification is limited, as a practical matter, to the creditworthiness of the indemnifying party. If we or any of our acquired companies do not have adequate insurance or contractual indemnification available, product liability claims and costs associated with product recalls, including a loss of business, could have a material adverse effect on our business, operating results and financial condition.

Competition in our industry is intense, and we may not be able to compete successfully. The foodservice distribution industry is highly competitive. We compete with numerous smaller distributors on a local level, as well as with a limited number of national foodservice distributors. Some of these distributors have substantially greater financial and other resources than we do. Bidding for contracts or arrangements with customers, particularly chain and other large customers, is highly competitive and distributors may market their services to a particular customer over a long period of time before they are invited to bid. We believe that most purchasing decisions in the foodservice business are based on the distributor’s ability to completely and accurately fill orders, provide timely deliveries, on the quality of the product and on price. In the fresh-cut produce area of our business, competition comes mainly from national, regional and local processors, and we encounter intense competition from national and large regional processors when selling produce to chain restaurants. In the Fresh-cut segment, we also compete with a variety of branded and private label competitors in the packaged, ready-to-eat salad market. The competitors in this market include Dole Food Company and several regional and local processors. Our failure to compete successfully could have a material adverse effect on our business, operating results and financial condition.

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

The market price for our common stock may be volatile. In recent periods, there has been significant volatility in the market price of our common stock. In addition, the market price of our common stock could fluctuate substantially in the future in response to a number of factors, including the following:

•	our quarterly operating results or the operating results of other distributors of food and non-food products;

•	changes in general conditions in the economy, the financial markets or the food distribution or foodservice industries;

•	the results of the informal inquiry of the Securities and Exchange Commission, or SEC, into certain alleged accounting improprieties at one of our Broadline operating subsidiaries and the alleged improper transfer of inventory within the Broadline segment;

•	failure to consummate the sale of our Fresh-cut segment;

•	changes in financial estimates or recommendations by stock market analysts regarding us or our competitors;

•	announcements by us or our competitors of significant acquisitions;

•	increases in labor, energy, fuel costs or the costs of produce or other food products; and

•	natural disasters, severe weather conditions or other developments affecting our competitors or us.

In addition, in recent years the stock market has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to their operating performance. These broad market fluctuations may materially adversely affect our stock price, regardless of our operating results.

An adverse outcome of the SEC’s informal inquiry into anonymous allegations questioning certain accounting practices at one of our Broadline operating subsidiaries and the alleged improper transfer of inventory within the Broadline segment, and any claims made with respect thereto could have a material adverse effect on us. In February 2005, we announced that we had received anonymous allegations questioning certain accounting practices at one of our Broadline operating subsidiaries. Our Audit Committee immediately began investigating these allegations and retained independent counsel, who also retained an independent accounting firm, to assist the Audit Committee in reviewing these allegations. Subsequently, the staff of the SEC informed us that it had opened an informal inquiry into these allegations, as well as an allegation that our Broadline operating subsidiaries may have made improper inter-company transfers of inventory to avoid internally established reserve requirements for aged inventory. The Audit Committee conducted a thorough investigation and found no basis for any change to our previously reported financial results; however, the SEC’s informal inquiry into these allegations is ongoing. The costs associated with the SEC inquiry or any enforcement action could be significant and an adverse outcome of any inquiry or enforcement action could have a material adverse effect on our financial condition or results of operations. In addition, in the event of an adverse outcome of the SEC’s inquiry, it is possible that claims may be brought against us by our shareholders, and the costs related to the claims, including defense costs, could also have an adverse effect on our financial condition or results of operations.

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

			Owned/Leased
	Approx. Area		(Expiration Date
Location	In Square Feet	Operating Segment	if Leased)
AFFLINK
Tuscaloosa, AL	45,000	Broadline	Leased (2016)

PFG - AFI Foodservice
Elizabeth, NJ	160,000	Broadline	Leased (2024)
Newark, NJ	21,000	Broadline	Leased (2025)

PFG - Batesville
Batesville, MS	183,000	Broadline	Owned

PFG - Caro Foods
Houma, LA	157,000	Broadline	Owned

PFG - Carroll County Foods
New Windsor, MD	98,000	Broadline	Owned

PFG - Customized
Bakersfield, CA	65,000	Customized	Leased (2005)
Elkton, MD	305,000	Customized	Owned
Fort Mill, SC	90,000	Customized	Leased (2005)
Gainesville, FL	160,000	Customized	Owned
Lebanon, TN	270,000	Customized	Owned
McKinney, TX	160,000	Customized	Owned
Westampton, NJ	122,000	Customized	Leased (2005)

PFG - Empire Seafood
Miami, FL	66,000	Broadline	Leased (2006)

Fresh-cut
Atlanta, GA	270,000	Fresh-cut	Owned
Carrollton, GA	105,000	Fresh-cut	Owned
Chicago, IL	53,000	Fresh-cut	Owned
Franklin Park, IL	184,000	Fresh-cut	Leased (2006 and 2010)
Geneva, IL	53,000	Fresh-cut	Leased (2006)
Grand Prairie, TX	105,000	Fresh-cut	Leased (2024)
Greencastle, PA	57,000	Fresh-cut	Owned
Kansas City, MO	54,000	Fresh-cut	Owned
Salinas, CA	321,000	Fresh-cut	Owned

PFG - Florida
Tampa, FL	145,000	Broadline	Owned

PFG - Hale
Morristown, TN	100,000	Broadline	Leased (2025)

PFG - Lester
Lebanon, TN	160,000	Broadline	Leased (2025)

PFG - Little Rock
Little Rock, AR	269,000	Broadline	Leased (2026)

PFG - Magee
Magee, MS	182,000	Broadline	Leased (2024)

PFG - Middendorf
St. Louis, MO	96,000	Broadline	Owned

PFG - Milton’s
Atlanta, GA	260,000	Broadline	Owned

PFG - NorthCenter
Augusta, ME	145,000	Broadline	Owned

			Owned/Leased
	Approx. Area		(Expiration Date
Location	In Square Feet	Operating Segment	if Leased)
PFG - Powell
Thomasville, GA	75,000	Broadline	Owned

Progressive Group Alliance
Boise, ID	8,000	Broadline	Leased (2009)
Richmond, VA	33,000	Broadline	Leased (2024)

PFG - Richmond
Richmond, VA	91,000	Corporate	Leased (2025)

PFG - Springfield
Springfield, MA	127,000	Broadline	Owned

PFG - Temple, Texas
Temple, TX	290,000	Broadline	Leased (2025)

PFG - Thoms-Proestler Company
Rock Island, IL	256,000	Broadline	Owned

PFG - Victoria
Victoria, TX	250,000	Broadline	Owned

PFG - Virginia Foodservice
Richmond, VA	182,000	Broadline	Leased (2024)

Item 3. Legal Proceedings

In February 2005, we announced that we had received anonymous allegations questioning certain accounting practices at one of our Broadline operating subsidiaries. Our Audit Committee immediately began investigating these allegations and retained independent counsel, who also retained an independent accounting firm, to assist the Audit Committee in reviewing these allegations. Subsequently, the staff of the SEC informed us that it had opened an informal inquiry into these allegations, as well as an allegation that our Broadline operating subsidiaries may have made improper inter-company transfers of inventory to avoid internally established reserve requirements for aged inventory. The Audit Committee conducted a thorough investigation and found no basis for any material change to our previously reported financial results. The costs associated with the SEC inquiry or any enforcement action could be significant and an adverse outcome of the inquiry or any enforcement action could have a material adverse effect on our financial condition or results of operations.

In November 2003, certain of the former shareholders of PFG - Empire Seafood, a wholly owned subsidiary which we acquired in 2001, brought a lawsuit against us in the Circuit Court, Eleventh Judicial Circuit in Dade County, seeking unspecified damages and alleging breach of their employment and earnout agreements. Additionally, they seek to have their non-compete agreements declared invalid. We intend to vigorously defend ourselves and may assert counterclaims against the former shareholders. Management currently believes that this lawsuit will not have a material adverse effect on our financial condition or results of operations.

From time to time, we are involved in various legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not have a material adverse effect on our financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Shareholders

No matters were submitted to a vote of shareholders during the quarter ended January 1, 2005.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the NASDAQ Stock Market’s National Market under the symbol “PFGC.” The following table sets forth, on a per share basis, for the fiscal quarters indicated, the high and low bid prices for our common stock as reported on the NASDAQ Stock Market’s National Market.

	2004
	High	Low
First Quarter	$38.14	$30.14
Second Quarter	35.92	25.57
Third Quarter	27.25	20.97
Fourth Quarter	27.15	21.73
For the Year	38.14	20.97

	2003
	High	Low
First Quarter	$34.82	$25.34
Second Quarter	38.25	30.20
Third Quarter	41.10	34.93
Fourth Quarter	41.24	35.58
For the Year	41.24	25.34

As of March 14, 2005, we had approximately 14,000 shareholders of record, including shareholders in our employee stock ownership plans (see Notes 15 and 16 to our consolidated financial statements included elsewhere in this Form 10-K), and approximately 23,000 additional shareholders based on an estimate of individual participants represented by security position listings. We have not declared any cash dividends, and the present policy of our board of directors is to retain all earnings to support operations and to finance our growth.

We did not repurchase any shares of our common stock during the quarter ended January 1, 2005.

     Item 6. Selected Consolidated Financial Data (1) (2)

(Dollar amounts in thousands, except per share amounts)	2004	2003	2002	2001	2000
STATEMENT OF EARNINGS DATA:
Net sales	$6,148,923	$5,519,811	$4,438,383	$3,237,248	$2,605,468
Cost of goods sold	5,229,059	4,665,275	3,717,445	2,780,128	2,254,394

Gross profit	919,864	854,536	720,938	457,120	351,074
Operating expenses	806,918	715,806	595,240	381,135	302,176

Operating profit	112,946	138,730	125,698	75,985	48,898

Other income (expense):
Interest expense	(16,829)	(19,123)	(18,763)	(8,807)	(6,593)
Loss on sale of receivables	(2,421)	(1,765)	(1,832)	(1,445)	—
Loss on redemption of convertible notes	(10,127)	—	—	—	—
Other, net	1,107	1,821	1,259	(438)	(66)

Other expense, net	(28,270)	(19,067)	(19,336)	(10,690)	(6,659)

Earnings before income taxes	84,676	119,663	106,362	65,295	42,239
Income tax expense	32,118	45,472	39,886	24,812	16,051

Net earnings	$52,558	$74,191	$66,476	$40,483	$26,188

PER SHARE DATA: (3)
Weighted average common shares outstanding	46,398	45,483	44,445	37,957	28,336
Basic net earnings per common share	$1.13	$1.63	$1.50	$1.07	$0.92
Weighted average common shares and dilutive potential common shares outstanding	47,181	53,002	52,047	39,328	29,539
Diluted net earnings per common share	$1.11	$1.54	$1.42	$1.03	$0.89
Book value per share (4)	18.69	17.53	15.79	13.90	10.06
Closing price per share	26.91	35.75	33.73	36.10	25.64

BALANCE SHEET AND OTHER DATA:
Working capital (5)	$84,824	$112,951	$81,082	$69,755	$95,572
Property, plant and equipment, net	394,701	363,052	293,994	247,197	143,142
Depreciation and amortization	58,699	51,229	44,862	31,981	17,877
Capital expenditures	83,471	112,819	57,656	30,136	30,992
Total assets	1,827,765	1,736,468	1,617,717	1,277,791	710,271
Short-term debt (including current installments of long-term debt)	936	1,358	2,504	1,879	1,966
Long-term debt	278,584	353,919	370,095	270,594	114,492
Shareholders equity	874,313	803,815	714,869	608,197	357,024
Total capital	1,153,833	1,159,092	1,087,468	880,670	473,482
Debt-to-capital ratio (6)	24.2%	30.7%	34.3%	30.9%	24.6%
Return on equity (7)	6.3%	9.8%	10.1%	9.2%	12.1%
Price/earnings ratio (8)	24.2	23.2	23.8	35.0	28.8

(1)	Selected consolidated financial data includes the effect of acquisitions from the date of each acquisition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Business Combinations” and the notes to our consolidated financial statements included elsewhere in this Form 10-K for additional information about these acquisitions.

(2)	We adopted Statement of Financial Accounting Standards, or SFAS, No. 142, Goodwill and Other Intangible Assets, at the beginning of 2002. As a result, operating expenses in 2003 and 2002 do not include amortization expense on goodwill and other intangible assets with indefinite lives. For further details of the impact of the adoption of SFAS No. 142, see Note 2 to our consolidated financial statements included elsewhere in this Form 10-K.

(3)	Per share data has been restated to give retroactive effect to an April 2001 two-for-one stock split for all periods presented.

(4)	Book value per share is calculated by dividing shareholders’ equity by the number of common shares outstanding at the end of the fiscal year.

(5)	In July 2001, we entered into a receivables purchase facility under which we have sold and in the future intend to sell undivided interests in some of our receivables to a financial institution. These sales have resulted in lower current assets and working capital since July 2001. For additional information on the receivables purchase facility, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 6 to our consolidated financial statements included elsewhere in this Form 10-K.

(6)	The debt-to-capital ratio is calculated by dividing total debt by the sum of total debt and shareholders’ equity.

(7)	Return on equity is calculated by dividing net earnings by average shareholders’ equity. Return on equity for 2001 and 2000 has been adjusted for the impact of the common stock offerings completed in October 2001 and December 2000.

(8)	The price/earnings ratio is calculated by dividing the closing market price of our common stock on the last trading day of the fiscal year by diluted net earnings per common share.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with “Selected Consolidated Financial Data” and our consolidated financial statements and the related notes included elsewhere in this Form 10-K. The following text contains references to years 2005, 2004, 2003 and 2002, which refer to our fiscal years ending or ended December 31, 2005, January 1, 2005, January 3, 2004 and December 28, 2002, respectively, unless otherwise expressly stated or the context otherwise requires. We use a 52/53-week fiscal year ending on the Saturday closest to December 31. Consequently, we periodically have a 53-week fiscal year. Our 2003 year was a 53-week fiscal year.

Overview

We earn revenues primarily from the sale of food and non-food products to the foodservice, or “food-away-from-home,” industry. We also sell pre-cut produce to food retailers. Our expenses consist mainly of cost of goods sold, which includes the amounts paid to manufacturers or growers for products and processing costs of our fresh-cut produce, and operating expenses, which include primarily labor-related expenses, delivery costs and occupancy expenses related to our facilities. For discussion of our business and strategies, see the “Business” section of this Form 10-K.

According to industry research, nearly half of all meals are consumed away from home and approximately 20 percent of all meals are consumed in automobiles. Another industry research firm is projecting foodservice distributor sales to continue to grow in 2005. We believe the trends that are fueling the demand for “food-away-from-home” include the aging “Baby Boomer” generation, rising incomes and more women working outside of the home. According to industry research, older adults on average spend significantly more on food away from home than younger adults do. In addition, younger and higher-income consumers are increasingly starved for time and looking for ways to save time by shifting meal preparation to others by dining out or buying prepared or convenience foods.

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

Consumers are seeking healthier menu choices. Several national casual dining restaurants, including certain of our customers, have introduced “low-carb” menu items in an effort to meet the demands of consumers seeking to reduce their carbohydrate intake. In addition, in an effort to reduce meal preparation time, consumers are seeking prepared or partially prepared food items from retail establishments. Our Fresh Express® branded products sold by retailers are targeting ready-to-eat convenience foods, which we believe is one of the fastest-growing categories for retailers.

Our net sales in 2004 increased 11.4% over 2003, with all of our sales growth coming from existing operations. Our 2003 fiscal year included a 53rd week, which added approximately $101.1 million to net sales in 2003. Food price inflation contributed approximately 5% to our growth in net sales in 2004. Our Broadline and Customized segments, in particular, experienced significant inflation in 2004.

Gross profit margin, which we define as gross profit as a percentage of net sales, declined in 2004 compared to 2003, driven primarily by our inability to leverage our cost infrastructure in the Fresh-cut segment as we transition our customer and product mix to a more stable base of business. Gross margins were also negatively impacted by a shift in product mix toward more center-of-the-plate products in the Broadline segment and by the impact of food product inflation in our Customized segment, which operates primarily on a fixed fee-per-case basis.

Our operating expense ratio, which we define as operating expenses as a percentage of net sales, increased in 2004 compared to 2003. Higher fuel and insurance costs in all of our segments contributed to the increase in the operating expense ratio in 2004 compared to 2003. In addition, our Fresh-cut segment experienced increased warehouse and delivery expenses related primarily to inefficiencies in our production and distribution network because of the rationalization of certain foodservice customers. Selling expenses also increased in Fresh-cut due to increased promotional spending. Broadline’s operating expenses were affected by incremental start-up costs related to new multi-unit business. We were able to offset these increased costs in Broadline with improved operating efficiencies.

Going forward, we continue to be very focused on executing our strategies, adding new capacity and driving operational improvements in each of our business segments. We continue to seek innovative means of servicing our customers to distinguish ourselves from others in the marketplace.

Sale of Fresh-cut Segment

In September 2004, we announced that we were considering strategic alternatives for our Fresh-cut produce business. The alternatives we evaluated included, but were not limited to, the possible sale of the segment as an ongoing business; the creation of a stand-alone company operating the Fresh-cut produce business; and keeping the Fresh-cut segment as part of PFG. We retained the services of Goldman, Sachs & Co. to assist us with our review. On February 22, 2005, we signed a definitive agreement to sell all of the stock we own in the companies that make up our Fresh-cut segment to Chiquita Brands International, Inc. for a purchase price of $855.0 million. Consummation of the sale is subject to the expiration of the waiting period under the Hart-Scott-Rodino Act and the satisfaction of other customary conditions to our and Chiquita’s obligation to close the transaction. We expect net proceeds after taxes and expenses related to the transaction to be approximately $695.0 million. We expect to use approximately $290.0 million from the net proceeds of the sale to repay all of our indebtedness, including estimated prepayment penalties. The balance of these net proceeds will be used primarily for a return of capital to shareholders through share repurchases, cash dividends or some combination of the two. We expect this will leave the Company well positioned to pursue continued growth opportunities in the future. Effective in the first quarter of 2005, we will classify the assets and liabilities of the Fresh-cut segment as discontinued operations and will report the results of operations for Fresh-cut in discontinued operations in accordance with Statement of Financial Accounting Standards, or SFAS, No. 144, Accounting for the Impairment or Disposal of Long-lived Assets.

Results of Operations

Net sales

	2004		2003		2002
	Net	% of	Net	% of	Net	% of
(In thousands)	Sales	total	Sales	total	Sales	total
Broadline	$3,121,306	50.7%	$2,805,977	50.8%	$2,204,807	49.7%
Customized	2,052,880	33.4	1,798,219	32.6	1,409,594	31.7
Fresh-cut	989,042	16.1	933,371	16.9	837,002	18.9
Inter-segment*	(14,305)	(0.2)	(17,756)	(0.3)	(13,020)	(0.3)

Total net sales	$6,148,923	100.0%	$5,519,811	100.0%	$4,438,383	100.0%

*Inter-segment sales are sales between the segments, which are eliminated in consolidation.

Consolidated. In 2004, net sales increased $629.1 million, or 11.4% over 2003. In 2003, net sales increased $1.08 billion, or 24.4%, from 2002. All of our net sales growth in 2004 was from existing operations. Net sales in our existing operations contributed 16.8% to our increase in net sales in 2003. Net sales in existing operations exclude the net sales of an acquired business for the first 12 months following the acquisition date of that business. Acquisitions contributed 7.6% to our total net sales growth for 2003. We estimate that food price inflation contributed approximately 5% and 2% to net sales growth in 2004 and 2003, respectively. Our 2003 fiscal year included a 53rd week, which contributed approximately $101.1 million, or 2.3%, to net sales growth in 2003. Each segment’s sales are discussed in more detail in the following paragraphs.

Broadline. In 2004, Broadline net sales increased $315.3 million, or 11.2%, over 2003. In 2003, Broadline net sales increased $601.2 million, or 27.3%, from 2002. Net sales in existing operations contributed 12.0% to Broadline net sales growth in 2003. Acquisitions contributed 15.3% to Broadline net sales growth in 2003. We estimate that food price inflation contributed approximately 5% and 4% to Broadline net sales growth in 2004 and 2003, respectively. The 53rd week contributed approximately $47.7 million, or 2.2%, to 2003 Broadline net sales growth.

In 2004 and 2003, we continued to increase sales to independent restaurants and generated incremental sales to existing customers and markets. We refer to independent restaurants serviced by our sales representatives as “street customers.” Street customers tend to use more of our proprietary brands and value-added services, resulting in higher margin sales. We continued to increase sales of our proprietary brands, which typically generate higher margins than national brands. Sales of our proprietary brands represented 25% of street sales in 2004, compared to 23% in 2003 and 20% in 2002. In 2004, we also continued to increase sales and sales per delivery at Quality Foods, Inc., one of our Broadline companies that we acquired in May 2002, and we continued to increase our sales of center-of the-plate items, including beef, poultry, seafood and other proteins. We believe that selling more center-of the-plate items positions us favorably with our customers.

We discontinued service to certain Wendy’s quick-service restaurant locations in the first quarter of 2004. Our 2003 annual sales to these Wendy’s locations totaled $129.9 million. However, we rolled out new multi-unit chain business during the first and early second quarters of 2004, which we expect to generate approximately $80.0 million of annualized sales. In the third and fourth quarters of 2004, we rolled out additional new multi-unit chain business, which is expected to result in approximately $250 million of annualized net sales. We incurred incremental costs in 2004 related to this new business.

Broadline acquisition net sales growth in 2003 resulted mainly from our acquisitions of Quality Foods in May 2002; and Middendorf Meat Company and Thoms-Proestler Company and TPC Logistics, Inc., collectively TPC, in July 2002. These acquisitions are discussed below in “Business Combinations.”

Broadline net sales represented 50.7%, 50.8% and 49.7% of our consolidated net sales in 2004, 2003 and 2002, respectively. The decrease as a percentage of our consolidated net sales in 2004 compared to 2003 is due mainly to the new business in our Customized segment, discussed below. The increase as a percentage of our consolidated net sales in 2003 compared to 2002 is due primarily to the acquisitions of Quality Foods, Middendorf Meat and TPC.

Customized. In 2004, Customized net sales increased $254.7 million, or 14.2%, over 2003. In 2003, Customized net sales increased $388.6 million, or 27.6%, from 2002. We estimate that our Customized segment experienced food product inflation of 6% in 2004 and nominal food product inflation in 2003. The 53rd week contributed approximately $38.1 million, or 2.7%, to net sales growth in 2003.

Growth in sales to existing customers combined with inflation mainly led to the increase in Customized net sales in 2004. The increase in Customized net sales in 2004 is also partially due to sales to 100 additional Ruby Tuesday locations that began in the second quarter of 2003 and sales to 70 Mimi’s Café casual-dining restaurants that began in the first quarter of 2003. The increase in Customized net sales in 2003 is primarily due to approximately $410 million of annualized sales to 200 additional Ruby Tuesday restaurant locations beginning in the third quarter of 2002, 265 additional TG.I. Friday’s casual-dining restaurants beginning in the fourth quarter of 2002, 70 Mimi’s Café restaurants beginning in the first quarter of 2003, and 100 additional Ruby Tuesday locations beginning in the second quarter of 2003. Additionally, in the fourth quarter of 2002, we discontinued our relationship with Avado Brands, Inc., which accounted for approximately $100 million, or approximately 7%, of our Customized net sales in 2002. Sales growth in both 2004 and 2003 also benefited from the continued growth in sales to existing customers.

Customized net sales represented 33.4%, 32.6% and 31.7% of our consolidated net sales in 2004, 2003 and 2002, respectively. The increase as a percentage of our consolidated net sales in 2004 compared to 2003 and 2003 compared to 2002 is due primarily to sales to the new customers discussed above.

Fresh-cut. In 2004, Fresh-cut net sales increased $55.7 million, or 6.0%, over 2003. In 2003, Fresh-cut net sales increased $96.4 million, or 11.5%, over 2002. All of our 2004 and 2003 net sales growth was from existing operations. We estimate that food product inflation contributed approximately 1% to Fresh-cut net sales growth in both 2004 and 2003. The 53rd week contributed approximately $15.7 million, or 1.9%, to 2003 Fresh-cut net sales growth.

In 2004, Fresh-cut net sales grew mainly due to higher sales volumes to retail customers. While retail sales continued to grow, the rate of growth in the retail packaged salad category industry-wide slowed compared to historical levels, which negatively impacted sales growth. In 2003, Fresh-cut net sales grew because of increased sales volume to foodservice and retail customers and favorable changes in product mix towards higher value-added products. The increase in sales volume is due mainly to increased sales of tender leaf premium salad products to quick-service restaurants and retail customers. The tender leaf products for retail customers and premium salads for foodservice operators sell at a higher price per pound than products consisting mainly of iceberg lettuce.

Fresh-cut segment net sales represented 16.1%, 16.9% and 18.9% of our consolidated net sales in 2004, 2003 and 2002, respectively. The decrease as a percentage of our consolidated net sales in 2004 compared to 2003 and 2003 compared to 2002 is due to the sales growth in our Customized segment, discussed above.

Cost of goods sold

In 2004, cost of goods sold increased $563.8 million, or 12.1%, to $5.23 billion. In 2003, cost of goods sold increased $947.8 million, or 25.5%, to $4.67 billion from $3.72 billion in 2002. Cost of goods sold as a percentage of net sales, or the cost of goods sold ratio, was 85.0% in 2004, 84.5% in 2003 and 83.8% in 2002. The increase in the cost of goods sold ratio in 2004 compared to 2003 and 2003 compared to 2002 is due to the factors discussed below.

Broadline. Our Broadline segment’s cost of goods sold as a percentage of net sales in 2004 increased compared to 2003. Broadline’s cost of goods sold ratio increased due to a higher mix of center-of-the-plate items, which we believe positions us favorably with our customers and due to increased sales to multi-unit customers, which carry a lower gross margin percentage than sales to street customers. Center-of-the-plate items typically have a lower gross margin percentage than other products, due to their higher cost per case and are usually sold on a cost-per-pound basis rather than a percentage markup. Products in the meat category have been particularly affected by inflation in 2004. Although a higher sales mix of center-of-the-plate items can result in a lower gross margin, our strength in this category is an important part of our strategy to grow our higher margin street sales. Additionally, Quality Foods, one of our Broadline companies, which we acquired in May 2002, has experienced erosion in its cost of goods sold ratio due to a shift in sales mix. We expect the impact of this trend at the Quality Foods locations, which includes PFG-Little Rock, PFG-Magee, and PFG-Batesville, to continue into 2005 at a reduced rate.

Reducing cost of goods sold in the Broadline segment in 2003 was $2.0 million of additional insurance proceeds received in the fourth quarter of 2003, related to the Springfield Foodservice ammonia leak. In July 2002, we discovered an ammonia leak in the refrigeration system at our Springfield Foodservice facility in Massachusetts. Although there were no injuries and the leak was confined to the facility, the leak did cause physical damage at the facility and negatively affected the 2002 sales and operating profit of our Broadline segment. In 2002, Broadline’s cost of goods sold included $3.3 million related to damaged inventory, net of $1.0 million of insurance coverage, attributable to the ammonia leak.

Customized. Our Customized segment’s cost of goods sold ratio increased in 2004 from 2003 due mainly to food product inflation. Although the higher food cost was passed on to customers and did not negatively impact the Customized segment’s gross profit dollars, it resulted in lower gross profit as a percentage of net sales. Our Customized segment’s cost of goods sold ratio declined in 2003 compared to 2002 as a result of changes in pricing, product mix and customer mix.

Fresh-cut. Our Fresh-cut segment’s cost of goods sold ratio increased in 2004 compared to 2003 because of several factors. Our long-term plan had been to rationalize some of Fresh-cut’s non-value-added foodservice business. However, the transition moved at a faster pace than planned and the loss of sales from certain foodservice customers who exited during 2004, including competitors of Performance Food Group’s distribution business, contributed to the increase in the cost of goods sold ratio. We will continue to experience a higher cost of goods sold ratio until we can adjust our cost structure to reflect this loss of foodservice revenue. In 2004, we rolled out new fruit products to certain customers more quickly than planned and incurred certain start-up inefficiencies, which also increased our cost of goods sold ratio. In addition, increased production overhead, including depreciation, repairs and maintenance and insurance related costs, negatively impacted our cost of goods sold ratio.

Fresh-cut’s cost of goods sold ratio increased in 2003 compared to 2002 related to the growth of our tender leaf premium salad products and increased lettuce costs. The unexpected, rapid growth in sales of our tender leaf salad products in 2003, discussed in “Net sales,” created inefficiencies in our processing and warehousing activities due to the slower speeds of the tender leaf processing equipment, and the related physical capacity consumed by these processing lines. During the second quarter of 2003, the cost of lettuce was affected by industry-wide increased demand from quick-service restaurants for new premium salad products supplied by our Fresh-cut segment. This level of demand was not anticipated when growers made their planting decisions, which resulted in a significant increase in market prices for lettuce. While we routinely contract for the vast majority of our lettuce needs, the success of these products meant that we had to make additional market purchases at higher prices to satisfy increased customer demand. We were able to recoup some, but not all, of these higher costs from increased pricing to our customers. Also during 2003, the industry experienced raw material supply disruptions caused by abnormal weather conditions during the crop-growing cycle. In a continuing effort to maintain supplies to meet customer demand for our products, we made additional market purchases at substantially higher than historical prices, with the intention of recouping these higher costs by increasing prices to our customers. When market prices of raw products unexpectedly declined sharply in late December 2003, we were unable to recoup all of these higher costs through continued price increases to our customers.

Gross profit

In 2004, gross profit increased $65.3 million, or 7.6%, to $919.9 million. In 2003, gross profit increased $133.6 million, or 18.5%, to $854.5 million from $720.9 million in 2002. Gross profit margin was 15.0% in 2004, 15.5% in 2003 and 16.2% in 2002. The decline in gross profit margins in 2004 compared to 2003 and 2003 compared to 2002 is discussed above in “Cost of goods sold.”

Operating expenses

Consolidated. In 2004, operating expenses increased $91.1 million, or 12.7%, to $806.9 million. In 2003, operating expenses increased $120.6 million, or 20.3%, to $715.8 million from $595.2 million in 2002. The operating expense ratio was 13.1% in 2004, 13.0% in 2003 and 13.4% in 2002. Higher fuel and insurance costs in all of our segments contributed to the increase in the operating expense ratio in 2004 compared to 2003. In addition, our Fresh-cut segment experienced increased warehouse and delivery expenses related primarily to inefficiencies in our production and distribution network because of the rationalization of certain foodservice customers. Selling expenses also increased in Fresh-cut due to increased promotional spending. Broadline’s operating expenses were affected by incremental start-up costs related to new multi-unit business. We were able to offset these increased costs in Broadline with improved operating efficiencies.

The decrease in the operating expense ratio in 2003 compared to 2002 was due mainly to improvements in our Broadline segment and decreased overhead costs in our Fresh-cut segment, discussed below. These improvements were partially offset by increased estimated workers’ compensation and vehicle liability insurance costs in all of our business segments and increased operating expenses in our Customized segment related to the labor dispute discussed below.

Broadline. Our Broadline segment’s operating expense ratio declined in 2004 from 2003 because of improved warehouse efficiencies, partially offset by higher fuel and insurance costs and start-up costs related to the new multi-chain business discussed in “Net Sales.” Broadline’s operating expense ratio declined in 2003 from 2002, due primarily to our concentrated efforts to increase efficiencies in warehousing and transportation, partially offset by increased estimated workers’ compensation and vehicle liability self-insurance costs. In 2002, operating expenses included $2.1 million of costs attributable to the ammonia leak at Springfield Foodservice, discussed above in “Cost of goods sold.”

Customized. Our Customized segment’s operating expense ratio declined in 2004 compared to 2003 due primarily to the effects of food product inflation on net sales. These declines were partially offset by higher fuel and insurance costs. In the fourth quarter of 2003, certain drivers at the Elkton, Maryland facility went on strike. We incurred incremental costs in both 2004 and 2003 to engage replacement drivers to maintain the service level to our customers, to provide additional security at the facility, and to pay our legal counsel. In the third quarter of 2004, we received a petition from a majority of our drivers in Elkton, Maryland, stating that they no longer wished to be represented by the union. Accordingly, we were legally obligated to withdraw recognition of the union. Incremental costs resulting from the Elkton labor dispute declined throughout 2004.

Our Customized segment’s operating expense ratio increased slightly in 2003 from 2002, mainly due to increased estimated workers’ compensation and vehicle liability self-insurance costs and costs related to the labor dispute at our Elkton, Maryland distribution facility.

Fresh-cut. Our Fresh-cut segment’s operating expense ratio increased in 2004 from 2003 mainly because of increased operating expenses compounded by the loss of foodservice revenue. A major initiative continues to be optimizing our logistics infrastructure as we continue this transition. See “Cost of goods sold” above. In addition, selling expenses increased in 2004 due to higher promotional spending. Operating expenses also increased due to higher employee-related expenses, insurance costs and legal and consulting fees.

Our Fresh-cut segment’s operating expense ratio declined in 2003 from 2002 mainly because of decreased overhead costs partially offset by increased estimated workers’ compensation and vehicle liability self-insurance costs.

Corporate. Our Corporate segment’s operating expenses increased in 2004 compared to 2003 primarily because of increased professional fees related mainly to our compliance program associated with Section 404 of the Sarbanes-Oxley Act of 2002, increased audit and consulting fees, increased insurance costs and personnel and severance costs.

Operating profit

	2004		2003		2002
	Operating	% of	Operating	% of	Operating	% of
(In thousands)	Profit	Sales	Profit	Sales	Profit	Sales
Broadline	$70,196	2.2%	$69,664	2.5%	$55,232	2.5%
Customized	21,538	1.0	19,704	1.1	15,903	1.1
Fresh-cut	49,266	5.0	66,405	7.1	68,543	8.2
Corporate and inter-segment	(28,054)	—	(17,043)	—	(13,980)	—

Total operating profit	$112,946	1.8%	$138,730	2.5%	$125,698	2.8%

Consolidated. In 2004, operating profit decreased $25.8 million, or 18.6%. In 2003, operating profit increased $13.0 million, or 10.4%. Operating profit margin, defined as operating profit as a percentage of net sales, was 1.8% in 2004, 2.5% in 2003 and 2.8% in 2002. The decrease in operating profit margin in 2004 compared to 2003 is due mainly to increased operating expenses in our Fresh-cut and Corporate segments, discussed above. The decrease in operating profit margin in 2003 compared to 2002 was driven mainly by a decline in gross profit margin, partially offset by reduced operating expenses as a percentage of net sales, as discussed above.

Broadline. Our Broadline segment’s operating profit margin was 2.2% in 2004 and 2.5% in both 2003 and 2002. Operating profit margin in 2004 declined due to a decrease in gross profit margin, discussed above in “Cost of goods sold.” Operating profit margin in 2003 was favorably impacted by the recovery of $2.0 million of insurance proceeds related to the Springfield Foodservice ammonia leak and negatively impacted by the results of our Quality Foods subsidiary, both discussed above. Operating profit margin for 2002 was negatively impacted by approximately $6.6 million of costs attributable to the Springfield Foodservice ammonia leak, discussed above.

Customized. Our Customized segment’s operating profit margin was 1.0% in 2004 and 1.1% in 2003 and 2002. In 2004, a decline in the gross profit margin was partially offset by decreased operating expenses. In 2003, an increase in the gross profit margin was offset by increased operating expenses. See “Cost of goods sold” and “Operating expenses” above for further discussion.

Fresh-cut. Our Fresh-cut segment’s operating profit margin was 5.0% in 2004, 7.1% in 2003 and 8.2% in 2002. The decline in operating profit margins in 2004 compared to 2003 was due mainly to increased operating expenses, discussed above in “Operating expenses.” The decline in operating profit margin in 2003 compared to 2002 was due to increased cost of goods sold, discussed in “Cost of goods sold,” partially offset by decreased overhead expenses, discussed in “Operating expenses.”

Other expense, net

Other expense, net, was $28.3 million in 2004, $19.1 million in 2003 and $19.3 million in 2002. Included in other expense, net, was interest expense of $16.8 million, $19.1 million and $18.8 million in 2004, 2003 and 2002, respectively. Interest expense was lower in 2004 compared to 2003 because of the redemption of our 5 1/2% convertible subordinated notes due in 2008, referred to as the Convertible Notes, with lower interest-rate debt, discussed below, partially offset by higher interest rates. Interest expense was higher in 2003 compared to 2002 because of higher average borrowing levels to fund our capital expenditures and acquisitions, partially offset by lower interest rates.

On October 18, 2004, we redeemed our $201.3 million aggregate principal amount of Convertible Notes. We used additional borrowings under our revolving credit facility, as amended, to fund the redemption. (For further discussion of the revolving credit facility, see “Financing Activities” below.) We paid the registered holders of the Convertible Notes a redemption price of 103.1429% of the principal amount of the Convertible Notes plus accrued interest. Other expense, net, in 2004 included a loss on the early redemption of the Convertible Notes of $10.1 million, which consisted of the redemption premium and the write-off of unamortized debt issuance costs.

Other expense, net, also included a loss on the sale of the undivided interest in receivables of $2.4 million in 2004 and $1.8 million in 2003 and 2002. This loss is related to our receivables purchase facility, referred to as the Receivables Facility, and represents the discount from carrying value that we incur from our sale of receivables to the financial institution. The Receivables Facility is discussed below in “Liquidity and Capital Resources.” The increase in the loss on sale of receivables in 2004 compared to 2003 is due to higher average levels of receivables sold under the Receivables Facility combined with increased average interest rates.

Income tax expense

Income tax expense was $32.1 million in 2004, $45.5 million in 2003 and $39.9 million in 2002. As a percentage of earnings before income taxes, the provision for income taxes was 37.9%, 38.0% and 37.5% in 2004, 2003 and 2002, respectively.

Net earnings

In 2004, net earnings decreased $21.6 million, or 29.2%, to $52.6 million. In 2003, net earnings increased $7.7 million, or 11.6%, to $74.2 million from $66.5 million in 2002. Net earnings as a percentage of net sales were 0.9% in 2004, 1.3% in 2003 and 1.5% in 2002.

Diluted net earnings

Diluted net earnings per common share, or EPS, is compared by dividing net income available to common shareholders plus dilutive after-tax interest on the Convertible Notes (numerator) by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. In 2004, diluted EPS decreased 27.9% to $1.11. In 2003, diluted EPS increased 8.5% to $1.54, compared to $1.42 in 2002. After-tax interest expense of $7.5 million and common share equivalents of 6.1 million related to the Convertible Notes are included in the calculation of diluted EPS for

2003 and 2002. On October 18, 2004, we redeemed our Convertible Notes. For 2004, the Convertible Notes were excluded from the calculation of diluted EPS because of their anti-dilutive effect on EPS.

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

Cash and cash equivalents totaled $52.3 million at January 1, 2005, an increase of $13.4 million from January 3, 2004. The increase of cash was due to cash provided by operating activities of $116.0 million, partially offset by cash used in investing activities of $85.3 million and cash used in financing activities of $17.3 million. At January 3, 2004, cash and cash equivalents totaled $38.9 million, an increase of $5.3 million from December 28, 2002. The increase was mainly due to cash provided by operating activities of $127.0 million, partially offset by cash used in investing activities and financing activities of $121.7 million and $40,000, respectively. Operating, investing and financing activities are discussed below.

Operating activities

During 2004, we generated cash from operating activities of $116.0 million, compared to $127.0 million in 2003 and $118.0 million in 2002. Cash provided by operating activities for all three years was primarily due to increased sales in all of our business segments, partially offset by increased cost of goods sold and operating expenses, discussed above in “Results of Operations.”

In October 2004 and July 2003, we received an additional $20.0 million and $32.0 million, respectively, of proceeds from the sales of incremental undivided interests in receivables under our Receivables Facility. These proceeds are reflected in the change in accounts receivable on our Consolidated Statements of Cash Flows. See “Off Balance Sheet Activities” below for further discussion of our Receivables Facility. Despite the sale of the incremental undivided interest in receivables under our Receivables Facility in 2004 and 2003, accounts receivable increased by $3.5 million in 2004 and $18.2 million in 2003. The increase in accounts receivable was due primarily to higher average daily sales in December 2004 compared to December 2003 and December 2002. Inventories increased by $57.3 million in 2004, compared to an increase of $13.6 million in 2003. Inventories increased in 2004 due to increased sales volume, incremental inventory for new and existing multi-unit customers, inflation and the rollout of new menu items for certain Customized segment customers near the end of 2004. Inventories increased in 2003 mainly due to increased sales volume and the rollout of new menu items for certain Customized segment customers near the end of 2003. Trade accounts payable increased by $32.3 million in 2004, due mainly to higher inventory levels and the timing of payments made. Accrued expenses increased by $13.5 million in 2004, compared to an increase of $26.8 million in 2003. The 2004 increase in accrued expenses was due mainly to increased estimated self-insurance costs for workers’ compensation, vehicle liability and group medical insurance. The 2003 increase in accrued expenses was partially due to increased estimated self-insurance costs for workers’ compensation, vehicle liability and group medical insurance. See “Application of Critical Accounting Policies” below for further discussion of these estimates. Increased employee-related costs and increased deferred revenue for marketing programs also contributed to the increase in accrued expenses in 2003. In 2003, deferred income taxes increased $24.4 million, due primarily to accelerated depreciation deductions taken on assets for tax purposes in excess of deductions for book purposes. In 2003, income taxes, net, decreased $18.4 million due to excess tax payments made during the year, primarily as a result of lower than expected taxable earnings.

On October 18, 2004, we redeemed our $201.3 million aggregate principal amount of Convertible Notes. In connection with that redemption, we wrote off $3.8 million of unamortized debt issuance costs. We also paid a redemption premium to the registered holders of the Convertible Notes, consisting of 103.1429% of the principal amount of the Convertible Notes plus accrued interest. Other expense, net, in 2004 included a loss on the early redemption of the Convertible Notes of $10.1 million, which consisted of the redemption premium and the write-off of unamortized debt issuance costs.

Investing activities

During 2004, we used $85.3 million for investing activities, compared to $121.7 million in 2003 and $272.2 million in 2002. Investing activities include the acquisition of businesses and additions to and disposals of property, plant and equipment. Capital expenditures totaled $83.5 million in 2004, $112.8 million in 2003 and $57.7 million in 2002. In 2004, capital expenditures totaled $15.1 million in our Broadline segment, $20.8 million in our Customized segment, $42.8 million in our Fresh-cut segment and $4.8 million in our Corporate segment. Capital expenditures in our Broadline segment included expansions of several existing warehouses. Capital expenditures in our Customized segment included costs for our new Indiana, California and South Carolina distribution centers. Capital expenditures in our Fresh-cut segment consisted mainly of an expansion of one of our processing facilities and additional fruit and tender leaf processing equipment.

In 2003, capital expenditures totaled $32.3 million in our Broadline segment, $21.6 million in our Customized segment, $55.8 million in our Fresh-cut segment and $3.1 million in our Corporate segment. During 2003, our Broadline segment purchased three distribution centers totaling $23.7 million. We purchased one of these distribution centers from one of our master operating lease facilities, discussed below in “Off Balance Sheet Activities.” We had previously leased the other two distribution centers under operating leases. In 2003, our Customized segment purchased its Maryland distribution center from one of our master operating lease facilities for $10.4 million, and subsequently spent $8.0 million expanding it. During 2003, our Fresh-cut segment’s capital expenditures included investing in a new automated salad line, additional tender leaf processing lines, upgrades of existing salad lines, an expansion of one of its processing plants, facility consolidation and other enhancements to its processing equipment, plants, distribution centers and technology. We expect our total 2005 capital expenditures to range between $80 million and $100 million, assuming the anticipated sale of our Fresh-cut segment during the second quarter of 2005.

In 2004, net cash paid for acquisitions consisted of $3.1 million, related to contractual obligations in the purchase agreements for Carroll County Foods, Inc., which we acquired in 2000; All Kitchens, Inc., which we acquired in 2000 and other companies acquired. In 2004, we also accrued approximately $1.3 million related to the settlement of the earnout agreement with Middendorf Meat; this amount was paid in the first quarter of 2005. In 2003, net cash paid for acquisitions was $14.0 million, including $11.0 million paid to the former shareholders of Fresh Express for certain contractual obligations and associated taxes related to the purchase agreement for Fresh Express. We acquired Fresh Express in 2001. Also, in 2003, we paid $5.2 million related to contractual obligations in the purchase agreements for All Kitchens, Inc., TPC, Carroll County Foods and other companies acquired. We acquired All Kitchens and TPC in 2002. Cash paid for acquisitions in 2003 was net of $2.2 million received related to the closing net worth adjustment and certain related claims in connection with our 2002 acquisition of Middendorf Meat. In 2003, we also received $4.5 million from the sale of our investment in a fresh-cut produce-processing facility. We recorded a gain on the sale of this investment of $956,000.

Net cash paid for acquisitions in 2002 was $215.1 million, including $15.6 million, $84.1 million, $22.2 million and $90.3 million paid for the acquisitions of All Kitchens, TPC, Middendorf Meat, and Quality Foods, respectively, net of cash acquired. Net cash paid for acquisitions in 2002 also included $2.9 million paid to the former shareholders of Carroll County Foods and AFFLINK Incorporated (formerly Affiliated Paper Companies, Inc.), which were acquired in 2000 and 1998, respectively, as a result of certain contractual obligations under the purchase agreements related to those acquisitions. For further discussion of acquisitions, see “Business Combinations.”

Financing activities

In 2004, we reduced our total debt by $75.8 million, through a combination of debt repayments of $202.5 million, partially offset by additional borrowings of $126.8 million on our revolving credit facility, as amended, described below. At January 1, 2005, total debt recorded on our consolidated balance sheet was $279.5 million. On October 18, 2004, we redeemed our Convertible Notes with additional borrowings under our revolving credit facility, as amended, described below. We paid the registered holders of the Convertible Notes the redemption price of 103.1429% of the principal amount of the Convertible Notes plus accrued interest. Other expense, net, in 2004 included a loss on the early redemption of the Convertible Notes of $10.1 million, which consisted of the redemption premium and the write-off of unamortized debt issuance costs.

In September 2004, we amended our revolving credit facility, referred to as the Credit Facility. This amendment modified the financial covenants related to certain ratios that we are required to maintain under the Credit Facility and allowed us to redeem our Convertible Notes. In April 2003, we also amended and restated the Credit Facility, which, among other things, increased the facility to $350.0 million from $200.0 million. The Credit Facility expires in 2006 and bears interest at a floating rate equal to, at our election, the agent bank’s prime rate or a spread over LIBOR. This rate varies based upon our senior leverage ratio, which excludes subordinated debt, and is defined in the credit agreement. The Credit Facility has an annual commitment fee, ranging from 0.20% to 0.25% of the average daily-unused portion of the total facility, based on our senior leverage ratio, as defined in the credit agreement. The Credit Facility also requires the maintenance of certain financial ratios, as defined in the credit agreement, and contains customary events of default. The Credit Facility allows for the issuance of up to $90.0 million of standby letters of credit, which reduce borrowings available under the Credit Facility. At January 1, 2005 we had $210.0 million of borrowings outstanding, $54.3 million of letters of credit outstanding and $85.7 million available under the Credit Facility, subject to compliance with customary borrowing conditions. At January 1, 2005, our borrowings under the Credit Facility bore interest at a rate of 2.91% per annum. Interest is payable monthly.

In 2003, we reduced our total debt by $17.3 million, of which $14.8 million repaid borrowings outstanding under our Credit Facility, defined below. In July 2003, we sold an incremental undivided interest in receivables under our Receivables Facility, obtaining $32.0 million in proceeds. We used a portion of these proceeds to repay borrowings under our Credit Facility. In 2002, we borrowed $98.0 million from our Credit Facility, defined below, primarily to finance our acquisitions of Quality Foods, Middendorf Meat, TPC and All Kitchens.

Our associates who exercised stock options and purchased our stock under the Employee Stock Purchase Plan provided $12.6 million of proceeds in 2004, compared to $11.0 million in 2003. See Note 16 to our consolidated financial statements for details of our employee stock option plans and Employee Stock Purchase Plan.

Checks in excess of deposits increased by $46.3 million in 2004 and $7.0 million in 2003. Checks in excess of deposits represent checks that we have written that are not yet cashed by the payee and in total exceed the current available cash balance at the respective bank. The increases in checks in excess of deposits are related to higher inventory levels and timing of payments due to our efforts to improve cash management.

We believe that our cash flows from operations, borrowings under our Credit Facility and the sale of undivided interests in receivables under our Receivables Facility, discussed below, will be sufficient to fund our operations and capital expenditures for the foreseeable future. However, we will likely require additional sources of financing to the extent that we make acquisitions in the future.

The table below presents contractual minimum cash obligations under long-term debt, capital leases, operating leases and purchase obligations as of January 1, 2005. Long-term debt on our consolidated balance sheets includes both debt and capital leases. Lease payments include payments due under our existing non-cancelable operating leases. In the table below, “Purchase obligations” refers to specific agreements to purchase goods, which are enforceable and legally binding. Purchase obligations do not include outstanding purchase orders for inventory in the normal course of business, other than those discussed below, and do not include non-cancelable service contracts. The table does not include liabilities for deferred income taxes or the Receivables Facility. This table should be read in conjunction with Notes 10, 12 and 18 to our consolidated financial statements.

(In thousands)	Payments Due by Period
					More
		1 Year	Year 2	Year 4	Than 5
Contractual Obligations	Total	and Less	and 3	and 5	Years

Long-term debt obligations	$279,520	$936	$211,779	$1,921	$64,884
Operating lease obligations	301,530	46,325	68,953	45,118	141,134
Purchase obligations	188,209	168,799	19,410	—	—

Total	$769,259	$216,060	$300,142	$47,039	$206,018

Our Fresh-cut segment has contracts to purchase produce, some of which have variable quantities, with minimum and maximum limits. Our minimum commitments under produce purchase contracts, totaled $142.3 million at January 1, 2005. Our Fresh-cut, Broadline and Customized segments also had outstanding purchase orders for capital projects totaling $2.0 million, $4.1 million and $36.0 million, respectively, at January 1, 2005. These contracts and purchase orders expire at various times throughout 2005 and 2006. Also, at January 1, 2005, our Broadline segment had contracts to purchase products totaling $3.8 million, which expire throughout 2005. These purchase commitments are included in “Purchase obligations” in the above table. Amounts due under these contracts were not included on our consolidated balance sheet at January 1, 2005, in accordance with United States generally accepted accounting principles. We expect to use future cash flows from operations, combined with cash received from the anticipated sale of our Fresh-cut segment to fund these obligations (see “Subsequent Event”).

In addition to the above minimum cash obligations, in connection with certain acquisitions, we have entered into earnout agreements with certain of the former owners of the businesses that we have acquired. These agreements are based upon certain sales, operating profit, net earnings and affiliate distributor targets, as defined in each agreement, and discussed in more detail in Note 3 to the consolidated financial statements. These earnout obligations, to the extent earned, may include payments in cash and/or shares of our common stock. As of January 1, 2005, the maximum potential earnout obligation, assuming all future earnout targets are met in their earliest possible years, totaled $13.5 million, excluding approximately $1.3 million accrued in 2004 related to an earnout settlement with the former owners of Middendorf Meat, all of which can be potentially earned in 2005. These contingent payments are not recorded on our consolidated balance sheet at January 1,

2005, in accordance with generally accepted accounting principles. If paid, these earnout payments would increase the goodwill of the companies acquired. If the future earnout targets are not met, these maximum amounts will be lower, or we may not be required to make any payments.

We have entered into numerous operating leases, including leases of buildings, equipment, tractors and trailers. In certain of these leases, we have provided residual value guarantees to the lessors. Circumstances that would require us to perform under the guarantees include either (1) our default on the leases with the leased assets being sold for less than the specified residual values in the lease agreements, or (2) our decision not to purchase the assets at the end of the lease terms combined with the sale of the assets, with sales proceeds less than the residual value of the leased assets specified in the lease agreements. Our residual value guarantees under these operating lease agreements typically range between 4% and 20% of the value of the leased assets at inception of the lease. These leases have original terms ranging from one to nine years and expiration dates ranging from 2005 to 2011. At January 1, 2005, the undiscounted maximum amount of potential future payments under these guarantees totaled $6.2 million, which would be mitigated by the fair value of the leased assets at lease expiration. Our assessment as to whether it is probable that we will be required to make payments under the terms of the guarantees is based upon our actual and expected loss experience. Consistent with the requirements of Financial Accounting Standard Board Interpretation No. 45, we have recorded $55,000 of the $6.2 million of potential future payments under these guarantees on our consolidated balance sheet as of January 1, 2005. Additionally, we do not consider payments under these guarantees, if any, reasonably likely to have a material impact on our future consolidated financial condition, results of operations or cash flows. Note 2 and 18 to our consolidated financial statements provide further discussion of these guarantees and the related accounting and disclosure requirements.

Off Balance Sheet Activities

We have a Receivables Facility, which is generally described as off balance sheet financing. In addition, we had two master operating lease facilities, generally considered to be off balance sheet financing, which we terminated in June 2003. In “Financing Activities” above, we describe certain purchase obligations, earnout agreements with certain of the former owners of the businesses that we have acquired, and residual value guarantees, all of which could be considered off balance sheet items. Refer to the discussion in “Financing Activities” above and Notes 12 and 18 to our consolidated financial statements for further discussion of our commitments, contingencies and leases.

The Receivables Facility represents off balance sheet financing because the transaction and the financial institution’s ownership interest in certain of our accounts receivable results in assets being removed from our consolidated balance sheet to the extent that the transaction qualifies for sale treatment under generally accepted accounting principles. This treatment requires us to account for the transaction with the financial institution as a sale of the undivided interest in the accounts receivable instead of reflecting the financial institution’s net investment of $130.0 million as debt. We believe that the Receivables Facility provides us with additional liquidity at a very competitive cost compared to other forms of financing.

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

We received $78.0 million of proceeds from the sale of the undivided interest in receivables under the Receivables Facility in 2001. In June 2003, we increased the amount of the undivided interest in the receivables that can be owned by the financial institution to $165.0 million. In July 2003, we sold an incremental undivided interest in receivables under the Receivables Facility and received an additional $32.0 million in proceeds. We used these proceeds to repay borrowings under our Credit Facility and to fund working capital needs. On October 4, 2004, we sold another incremental undivided interest in receivables under the Receivables Facility and received an additional $20.0 million in proceeds. We used these proceeds to reduce amounts outstanding under the Credit Facility. On June 28, 2004, we extended the term of the Receivables Facility to June 27, 2005. If the Receivables Facility terminates, either at its scheduled termination date or upon the occurrence of specified events (similar to events of default), payments on accounts receivable sold would be remitted to the financial institution in an amount equal to the institution’s undivided interest.

At January 1, 2005, securitized accounts receivable totaled $225.6 million, including $130.0 million sold to the financial institution and derecognized from our consolidated balance sheet. Total securitized accounts receivable includes our residual interest in accounts receivable of $95.6 million. The Residual Interest represents our retained interest in receivables held by PFG Receivables Corporation. We measure the Residual Interest using the estimated discounted cash flows of the underlying accounts receivable, based on estimated collections and a discount rate approximately equivalent to our incremental borrowing rate. Losses on the sale of the undivided interest in receivables of $2.4 million in 2004 and $1.8 million in 2003 and 2002 are included in other expense, net, in our consolidated statements of earnings and represent our cost of securitizing those receivables with the financial institution.

We record the sale of the undivided interest in accounts receivable to the financial institution according to Statement of Financial Accounting Standards, or SFAS, No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Accordingly, at the time the undivided interest in receivables is sold, the receivables are removed from our consolidated balance sheet. We record a loss on the sale of the undivided interest in these receivables, which includes a discount, based upon the receivables’ credit quality and a financing cost for the financial institution, based upon a 30-day commercial paper rate. At January 1, 2005, the rate under the Receivables Facility was 2.77% per annum

In June 2003, we terminated our two master operating lease facilities. In June 2003, the lessor sold two of the three distribution centers included in the first master operating lease facility (the “First Facility”) to third parties unaffiliated with us. We concurrently entered into operating leases with those unaffiliated third parties for these distribution centers. The operating leases have initial terms of 22 years, plus five renewal options of five years each. The future minimum lease payments for these leases are included in the above table of contractual obligations. In addition, we purchased the remaining distribution center in the First Facility from the lessor for $10.4 million. This distribution center is recorded on our consolidated balance sheet at January 1, 2005 in our Customized segment.

In June 2003, the lessor sold one of the distribution centers and the office building included in our other master operating lease facility (the “Second Facility”) to third parties unaffiliated with us. We also sold land and a building under construction to a third party unaffiliated with us. We concurrently entered into operating leases with those unaffiliated third parties for all of these properties. The operating leases have initial terms of 22 years, plus five renewal options of five years each. The future minimum lease payments for these leases are included in the above table of contractual obligations. In addition, we purchased the remaining distribution center in the Second Facility from the lessor for $4.9 million. This distribution center is recorded on our consolidated balance sheet at January 1, 2005 in our Broadline segment.

Business Combinations

In 2004, we paid $3.1 million and issued approximately 9,000 shares of our common stock, net, valued at approximately $400,000, related to contractual obligations in the purchase agreements for All Kitchens, which we acquired in 2002; Carroll County Foods, which we acquired in 2000, and other companies acquired. We also accrued approximately $1.3 million related to an earnout settlement with the former owners of Middendorf Meat, which we acquired in 2002.

In 2003, we paid $11.0 million to the former shareholders of Fresh Express. These payments were for certain contractual obligations and associated taxes related to the purchase agreement for Fresh Express, which we acquired in 2001. Also in 2003, we paid $5.2 million and issued approximately 25,000 shares of our common stock, valued at approximately $891,000, related to contractual obligations in the purchase agreements for All Kitchens, TPC, Carroll County Foods and other companies acquired. We acquired All Kitchens and TPC in 2002. We recorded these earnout payments as additional purchase price, with corresponding increases in goodwill.

In October 2002, a wholly owned subsidiary of ours, known as Progressive Group Alliance, acquired all of the assets of All Kitchens, a privately owned procurement and merchandising firm based in Boise, Idaho. All Kitchens provides procurement and merchandising services to its distributors. We believe that this acquisition increases our services to existing Progressive Group Alliance and All Kitchens’ distributors, and expands our geographic base of independent foodservice distributors. We paid $15.6 million in cash for All Kitchens, and assumed $3.5 million of trade payables and accrued expenses with the acquisition. In connection with the acquisition, we will be required to pay the prior owner of the acquired assets up to $3.0 million in cash, if certain affiliate distributor targets are achieved through September 2005. We will record and have recorded these earnout payments as additional price resulting in a corresponding increase in goodwill.

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

In July 2002, we also acquired all of the outstanding common stock of Middendorf Meat, a privately owned, broadline foodservice distributor based in St. Louis, Missouri, through the merger of Middendorf Meat with a wholly owned subsidiary of ours. Middendorf Meat distributes custom-cut steaks and other foodservice items to independent restaurants, private clubs, hotels and other foodservice establishments in St. Louis and surrounding areas. We believe that our acquisition of Middendorf Meat extends our service area to a region that is geographically contiguous to our other Broadline businesses. We paid $33.8 million for the acquisition of Middendorf Meat, consisting of $22.2 million in cash and common stock valued at $11.6 million. The purchase price included the repayment of a portion of Middendorf Meat’s outstanding debt. We also assumed $11.7 million in trade payables, accrued expenses, deferred taxes and debt with the acquisition of Middendorf Meat. In the second quarter of 2003, we finalized the purchase price of Middendorf Meat, resulting in the return of $2.2 million in cash and $1.4 million in our common stock from the former owners of Middendorf Meat, related to the closing net worth adjustment and certain related claims. We recorded this adjustment to the purchase price as a reduction of goodwill. In recording the acquisition, we valued the approximately 46,000 common shares issued, net, based on the measurement criteria of EITF No. 99-12.

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

Application of Critical Accounting Policies

We have prepared our consolidated financial statements and the accompanying notes in accordance with generally accepted accounting principles applied on a consistent basis. In preparing our financial statements, management must often make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements and during the reporting periods. Some of those judgments can be subjective and complex; consequently, actual results could differ from those estimates. We continually evaluate the accounting policies and estimates we use to prepare our financial statements. Management’s estimates are generally based upon historical experience and various other assumptions that we determine to be reasonable in light of the relevant facts and circumstances. We believe that our critical accounting estimates include goodwill and other intangible assets, allowance for doubtful accounts, our insurance program, reserve for inventories, sales incentives, vendor rebates and other promotional incentives and income taxes.

Goodwill and Other Intangible Assets. Our goodwill and other intangible assets include the cost of acquired subsidiaries in excess of the fair value of the tangible net assets recorded in connection with acquisitions. Other intangible assets include customer relationships, trade names, trademarks, patents and non-compete agreements. We use estimates and assumptions to determine the fair value of assets acquired and liabilities assumed, assigning lives to acquired intangibles and evaluating those assets for impairment after acquisition. These estimates and assumptions include indicators that would trigger an impairment of assets, whether those indicators are temporary, economic or competitive factors that affect valuation, discount rates and cash flow estimates. When we determine that the carrying value of such assets is not recoverable, or the estimated lives assigned to such assets are improper, we must reduce the carrying value of the assets to the net realizable value or adjust the amortization period of the asset, recording any adjustment in our consolidated statements of earnings. As of January 1, 2005, our unamortized goodwill was $586.5 million and other intangible assets totaled $184.9 million, net.

SFAS No. 142 was effective at the beginning of 2002, except for goodwill and other intangible assets resulting from business combinations completed subsequent to June 30, 2001, for which the standard was effective beginning July 1, 2001. In accordance with SFAS No. 142, we ceased amortizing goodwill and other intangible assets with indefinite lives as of the beginning of 2002. SFAS No. 142 requires us to assess goodwill and other intangible assets with indefinite lives for impairment annually in the absence of an indicator of possible impairment and immediately upon an indicator of possible impairment. SFAS No. 142 requires us to estimate the fair value of our reporting units and our intangible assets with indefinite lives. If we determine that the fair values of our reporting units are less than the carrying amount of goodwill, we must recognize an impairment loss in our financial statements. To perform the assessment of significant other non-amortized intangible assets, we compare the book value of the asset to the discounted expected future operating cash flows generated by the specific asset. If we determine the discounted future operating cash flows are less than the recorded values of other unamortized assets, we must recognize an impairment loss in our financial statements. Annually, we are also required to evaluate the remaining useful life of intangible assets that are not being amortized to determine whether events and circumstances continue to support an indefinite useful life.

In the fourth quarter of 2004, we performed our annual impairment assessment of goodwill and other intangible assets with indefinite lives for our Broadline and Fresh-cut segments, in accordance with the provisions of SFAS No.142. Our Customized segment has no goodwill or other intangible assets. In 2004, 2003 and 2002, we recorded no impairment loss based on these assessments. In testing for potential impairment, we measured the estimated fair value of our reporting units and intangible assets with indefinite lives based upon discounting future operating cash flows using an appropriate discount rate. A 10% change in our estimates of projected future operating cash flows or discount rate used in our calculation of the fair value of the reporting units would have no impact on the reported value of our goodwill and other intangible assets with indefinite lives on our consolidated balance sheet as of January 1, 2005.

We report intangible assets with definite lives at cost less accumulated amortization. We compute amortization over the estimated useful lives of the respective assets, generally three to forty years. We test these intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a particular asset may not be recoverable, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. In order to evaluate the recoverability of an asset, we compare the carrying value of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. If we determine that the estimated, undiscounted future cash flows of the asset are less than its carrying amount on our consolidated balance sheet, we must record an impairment loss in our financial statements. In 2004, 2003 and 2002, we recorded no impairment loss for intangible assets with definite lives. Due to the numerous variables associated with our judgments and assumptions related to the valuation of the reporting units and intangible assets with definite lives, and the effects of changes in circumstances affecting these valuations, both the precision and reliability of the resulting estimates are subject to uncertainty. Therefore, as we become aware of additional information, we may change our estimates.

Allowance For Doubtful Accounts. We evaluate the collectibility of our accounts receivable based on a combination of factors. We regularly analyze our significant customer accounts, and when we become aware of a specific customer’s inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position, we record a specific reserve for bad debt to reduce the related receivable to the amount we reasonably believe is collectible. We also record reserves for bad debt for all other customers based on a variety of factors, including the length of time the receivables are past due, the financial health of the customer, macroeconomic considerations and historical experience. If circumstances related to specific customers change, we may need to adjust our estimates of the recoverability of receivables. In 2004, 2003 and 2002, we wrote off uncollectible accounts receivable of $7.1 million, $4.6 million and $3.4 million, respectively, against the allowance for doubtful accounts. In 2004, 2003 and 2002, we recorded estimates of $9.0 million, $5.5 million and $3.4 million, respectively, in operating expenses to increase our allowance for doubtful accounts.

Insurance Program. We maintain a self-insurance program covering portions of our general and vehicle liability, workers’ compensation and group medical insurance. The amounts in excess of the self-insured levels are fully insured by third parties, subject to certain limitations and exclusions. The Company utilizes a third party actuary to assist in the calculation of these reserves. We accrue an estimated liability for these self-insured programs, including an estimate for incurred but not reported claims, based on known claims and past claims history. These accruals are included in accrued expenses on our consolidated balance sheets. The provisions for insurance claims include estimates of the frequency and timing of claim occurrences, as well as the ultimate amounts to be paid. The accounting estimate of the self-insurance liability includes both known and incurred but not reported insurance claims. This estimate is highly susceptible to change from period to period if claims differ from past claims history, which could have a material impact on our financial position and results of operations. If we experience claims in excess of our estimates by 5%, our insurance expense and related insurance liability would increase by $2.8 million, negatively affecting our consolidated financial statements.

Reserve for Inventories. We maintain reserves for slow-moving and obsolete inventories. These reserves are based upon inventory category, inventory age, specifically identified inventory items and overall economic conditions. A sudden and unexpected change in consumer preferences could result in a significant change in the reserve balance and a corresponding charge to earnings.

Sales Incentives. We, primarily through our Fresh-cut segment, offer sales incentives and promotions to our customers (resellers) and to consumers. These incentives primarily include volume and growth rebates, exclusivity and placement fees (fees paid to retailers for product display), consumer coupons and promotional discounts. We follow the requirements of EITF No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (including a Reseller of the Vendor’s Products). Consideration given to customers and consumers related to sales incentives is recorded as a reduction of sales. We treat changes in the estimated amount of incentives to be paid as changes in estimates and recognize them in the period of change.

We systematically and rationally allocate the cost of volume and growth rebates and exclusivity and placement fees to each of the underlying revenue transactions that resulted in progress by the customer toward earning the incentives. If we cannot reasonably estimate the amount of future incentives, we record the maximum potential amount. We use a customer’s prior purchasing volume and other factors to assist us in estimating the total incentives to be paid, if any. We record promotional discounts primarily as a reduction to the customer’s invoice for goods purchased based on an underlying agreement with the customer.

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

Vendor Rebates and other Promotional Incentives. We participate in various rebate and promotional incentives with our suppliers, including volume and growth rebates, annual and multi-year incentives and promotional programs. In accounting for vendor rebates, we follow the guidance in EITF No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor and EITF No. 03-10, Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers.

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

We record consideration that we receive for incentives containing volume and growth rebates and annual and multi-year incentives as a reduction of cost of goods sold. We systematically and rationally allocate the consideration for these incentives to each of the underlying transactions that results in progress by us toward earning the incentives. If the incentives are not probable and reasonably estimable, we record the incentives as the underlying objectives or milestones are achieved. We record annual and multi-year incentives when we earn them, generally over the agreement period. We estimate whether we will achieve the underlying objectives or milestones using current and historical purchasing data, forecasted purchasing volumes and other factors. We record consideration received to promote and sell the supplier’s products as a reduction of our costs, as the consideration is typically a reimbursement of costs incurred by us. If we receive consideration from the suppliers in excess of our costs, we record any excess as a reduction of cost of goods sold.

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

At January 1, 2005 and January 3, 2004, we had $2.7 million and $5.3 million, respectively, of deferred tax assets related to net operating loss carry-forwards for state income tax purposes. The net operating loss carryforwards at January 1, 2005 expire in years 2005 through 2024. Additionally, at January 1, 2005, we had certain state income tax credit carryforwards, which expire in years 2011 through 2019. Our realization of these deferred tax assets is dependent upon future taxable income.

We evaluate the need to record valuation allowances that would reduce deferred tax assets to the amount that is more likely than not to be realized. When assessing the need for valuation allowances, we project future taxable income and consider prudent and feasible tax planning strategies. Should a change in circumstances lead to a change in judgment about the reliability of deferred tax assets in future years, we would record valuation allowances in the period that the change in circumstances occurs, along with a corresponding charge to net earnings. Based on our evaluation, we recorded an allowance that is adequate to reduce the total deferred tax asset to an amount that will more likely than not be realized.

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

Recently Issued Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an Amendment of ARB No. 43, Chapter 4. SFAS No. 151 requires that handling costs and waste material (spoilage) be recognized as current-period charges regardless of whether they meet the previous requirement of being abnormal. In addition, this Statement requires that allocations of fixed overhead to the cost of inventory be based on the normal capacity of the production facilities. SFAS No. 151 is effective for our 2006 fiscal year; however, we do not expect it to have a material impact on our consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment. SFAS No. 123R supersedes Accounting Principles Bulletin (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123 requires public companies to recognize expense in the income statement for the grant-date fair value of awards of equity instruments to employees. Expense is to be recognized over the period during which employees are required to provide service. SFAS No. 123R also clarifies and expands guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods. In addition, SFAS No. 123R amends SFAS No. 95, Statement of Cash Flows, to require that excess tax benefits be reported as a financing cash inflow rather than as operating cash flows. We will adopt the modified prospective application provisions of SFAS No. 123R in our third quarter of 2005. We anticipate the adoption will have a material impact on our results of operations. Based upon options outstanding as of January 1, 2005, and after the effect of the Compensation Committee of the Board of Directors’ decision to accelerate the vesting of certain options (see below), we estimate stock option expense after the adoption of SFAS 123R will be approximately $500,000 for the six months ended December 31, 2005, $900,000 in 2006, $600,000 in 2007, $200,000 in 2008 and $50,000 thereafter, in each case net of tax. These estimated expense amounts include options related to our Fresh-cut segment. As previously discussed, we have signed a definitive agreement to sell our Fresh-cut segment. Assuming this transaction closes in the second quarter of 2005 as anticipated, our future stock compensation expense after the adoption of SFAS 123R will be significantly reduced. Our future estimated expense excluding options held by our Fresh-cut associates is estimated to be approximately $25,000 for the six months ended December 31, 2005, $50,000 for each year ended 2006, 2007 and 2008 and $50,000 thereafter, in each case net of tax. This does not include anticipated costs associated with any options that might be granted subsequent to January 1, 2005.

Subsequent Events

On February 22, 2005, we signed a definitive agreement to sell all of the stock we own in the companies that make up our Fresh-cut segment to Chiquita Brands International, Inc. for a purchase price of $855.0 million. Consummation of the sale is subject to expiration of the waiting period under the Hart-Scott-Rodino Act and the satisfaction of other customary conditions to our and Chiquita’s obligation to close the transaction. We expect net proceeds after taxes and expenses related to the transaction to be approximately $695.0 million. We expect to use approximately $290.0 million from the net proceeds of the sale to repay all of our indebtedness, including estimated prepayment penalties. The balance of these net proceeds will be used primarily for a return of capital to shareholders through share repurchases, cash dividends or some combination of the two. Effective in the first quarter of 2005, we will classify the assets and liabilities of the Fresh-cut segment as discontinued operations and will report the results of operations for Fresh-cut in discontinued operations in accordance with Statement of Financial Accounting Standards, or SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets.

On February 22, 2005, we (acting through the Compensation Committee of the Board of Directors) accelerated the vesting of certain unvested options to purchase approximately 1.8 million shares of our common stock held by certain employees and officers under our 1993 Employee Stock Incentive Plan and 2003 Equity Incentive Plan which had exercise prices greater than the closing price of the our common stock on February 22, 2005. These options became exercisable immediately as a result of the vesting acceleration. We currently account for stock options under the provisions of APB No. 25 and related interpretations which do not require any compensation expense to be recorded for modification of stock options if, at the date of modification, the exercise price is greater than the market price. As such, we will not record any compensation expense as a result of this acceleration.

Quarterly Results And Seasonality

Set forth below is certain summary information with respect to our operations for the most recent eight fiscal quarters. All of the fiscal quarters set forth below had 13 weeks, except for the fourth quarter of 2003, which had 14 weeks. Historically, the restaurant and food service business is seasonal, with lower sales in the first quarter. Consequently, we may experience lower net sales during the first quarter, depending on the timing of any future acquisitions. Management believes our quarterly net sales will continue to be impacted by the seasonality of the restaurant business. In addition, our Fresh-cut segment experiences some seasonality, primarily due to changes in raw material costs, as product is grown in different regions of the country in certain times of the year.

	2004

(In thousands, except per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net sales	$1,465,067	$1,555,722	$1,547,783	$1,580,351
Gross profit	218,518	235,401	231,405	234,540
Operating profit	16,755	35,303	33,756	27,132
Earnings before income taxes	12,058	30,385	28,696	13,537
Net earnings	7,476	18,796	17,763	8,523
Basic net earnings per common share	0.16	0.41	0.38	0.18
Diluted net earnings per common share	0.16	0.39	0.37	0.18

	2003

(In thousands, except per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net sales	$1,269,105	$1,366,883	$1,388,334	$1,495,489
Gross profit	199,338	215,004	215,384	224,810
Operating profit	30,404	43,746	39,826	24,754
Earnings before income taxes	26,483	38,620	34,846	19,714
Net earnings	16,420	23,944	21,604	12,223
Basic net earnings per common share	0.36	0.53	0.47	0.27
Diluted net earnings per common share	0.35	0.49	0.44	0.26

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Our primary market risks are related to fluctuations in interest rate and changes in commodity prices. Our primary interest rate risk is from changing interest rates related to our outstanding debt. We currently manage this risk through a combination of fixed and floating rates on these obligations. As of January 1, 2005, our total debt consisted of fixed and floating rate debt of $54.5 million and $225.0 million, respectively. As of January 3, 2004, our total debt consisted of fixed and floating rate debt of $256.8 million and $98.5 million, respectively. In addition, our Receivables Facility has a floating rate. Substantially all of our floating rates are based on LIBOR with the exception of the rate on the Receivables Facility, which is based upon a 30-day commercial-paper rate. A 100 basis-point increase in market interest rates on all of our floating-rate debt and our Receivables Facility would result in a decrease in net earnings and cash flows of approximately $2.2 million per annum, holding other variables constant. See Notes 6 and 10 to the consolidated financial statements for further discussion of our debt and Receivables Facility, respectively.

Significant commodity price fluctuations for certain commodities that we purchase, particularly for lettuce, could have a material impact on our results of operations. In an attempt to manage our commodity price risk, our Fresh-cut segment, in the normal course of business, enters into contracts to purchase pre-established quantities of various types of produce, particularly lettuce, at contracted prices based on our expected needs. To a lesser extent, our Broadline segment also enters into contracts to purchase pre-established quantities of products in the normal course of business. Commitments that we have entered into to purchase produce and other products in our Fresh-cut and Broadline segments as of January 1, 2005, are included in the table of contractual obligations in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financing Activities” in this Form 10-K.

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

Item 8. Financial Statements and Supplementary Data.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management recognizes that there are inherent limitations in the effectiveness of any internal control over financial reporting, including that it may not prevent or detect misstatements on a timely basis. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time or become inadequate.

Our management assessed the effectiveness of our internal control over financial reporting as of January 1, 2005. In making this assessment, management used the criteria described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management concluded that, as of January 1, 2005, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, KPMG LLP, has issued an audit report on our assessment of our internal control over financial reporting, which is included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended January 1, 2005 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. However, in connection with management’s assessment and evaluation of the effectiveness of our internal control over financial reporting and the related documentation and testing of our internal controls, we made certain improvements to our internal control over financial reporting, including making changes designed to improve control over access to our information technology systems.

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The Proxy Statement issued in connection with the shareholders’ meeting to be held on May 18, 2005, contains under the captions “Proposal 1: Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” information required by Item 10 of Form 10-K, including disclosures about the Audit Committee, and any audit committee financial expert, and is incorporated herein by reference. Pursuant to General Instruction G (3), certain information concerning our executive officers is included in Part I of this Form 10-K, under the caption “Executive Officers.”

We have adopted a code of corporate conduct for all of our associates (including officers) and directors (the “Code of Corporate Conduct”), a copy of which has been posted on our website at www.pfgc.com. Please note that our website address is provided as an inactive textual reference only. We will make any legally required disclosures regarding amendments to, or waivers of, provisions of our Code of Corporate Conduct in accordance with the rules and regulations of the SEC and the National Association of Securities Dealers, Inc., and may, as such, make such disclosures on our website at www.pfgc.com.

Item 11. Executive Compensation.

The Proxy Statement issued in connection with the shareholders’ meeting to be held on May 18, 2005, contains under the caption “Executive Compensation” information required by Item 11 of Form 10-K and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table summarizes information concerning our equity compensation plans at January 1, 2005:

	Number of Shares to be	Weighted Average	Number of Shares Remaining Available
	Issued upon Exercise of	Exercise Price of	for Future Issuance Under Equity
	Outstanding Options	Outstanding Options and	Compensation Plans (Excluding Shares
Plan Category	and Warrants	Warrants	Reflected in First Column)*

Equity compensation plans approved by shareholders	4,311,074	$25.48	1,879,552

Equity compensation plans not approved by shareholders	N/A	N/A	N/A

Total	4,311,074	$25.48	1,879,552

*  Includes 832,873 shares available for future issuance under our Employee Stock Purchase Plan as of January 1, 2005, of which 122,000 were issued on January 14, 2005.

The Proxy Statement issued in connection with the shareholders’ meeting to be held on May 18, 2005, contains under the captions “Security Ownership of Certain Beneficial Owners” and “Proposal 1: Election of Directors,” information required by Item 12 of Form 10-K and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

The Proxy Statement issued in connection with the shareholders’ meeting to be held May 18, 2005, contains under the caption “Certain Transactions” information required by Item 13 of Form 10-K and is incorporated herein by reference.

Item 14. Principal Accountants’ Fees and Services.

Information with respect to fees and services related to our independent registered public accounting firm, KPMG LLP, and the disclosure of the Audit Committee’s pre-approval policies and procedures related to audit fees and services are contained in the Proxy Statement issued in connection with the shareholders’ meeting to be held on May 18, 2005, and are incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	1	Financial Statements. See index to Financial Statements above.

	2	Financial Statement Schedules. See index to Financial Statement Schedules above.

	3	Exhibits:

Exhibit
Number	Description
A.	Incorporated by reference to our Registration Statement on Form S-1 (No. 33-64930) (File No. 0-22192), filed June 24, 1993:

3.2	Restated Bylaws of Registrant.

4.1	Specimen Common Stock certificate.

4.2	Article 5 of the Registrant’s Restated Charter (included in Exhibit 3.1).

4.3	Article 6 of the Registrant’s Restated Bylaws (included in Exhibit 3.2).

10.1	1993 Outside Directors’ Stock Option Plan.

10.2	Trust Agreement for Performance Food Group Employee Savings and Stock Ownership Plan.

10.3	Form of Pocahontas Food Group, Inc. Executive Deferred Compensation Plan.

10.4	Form of Indemnification Agreement.

B.	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended January 1, 1994 (File No. 0-22192), filed March 29, 1994:

10.5	First Amendment to the Trust Agreement for Pocahontas Food Group, Inc. Employee Savings and Stock Ownership Plan.

10.6	Performance Food Group Employee Stock Purchase Plan.

C.	Incorporated by Reference to our Annual Report on Form 10-K for the fiscal year ended December 28, 1996 (File No. 0-22192), filed March 27, 1997:

10.7	Performance Food Group Company Employee Savings and Stock Ownership Plan Savings Trust.

D.	Incorporated by Reference to our Report on Form 8-K dated May 20, 1997 (File No. 0-22192), filed May 20, 1997:

10.8	Rights Agreement dated as of May 16, 1997 between Performance Food Group Company and First Union National Bank of North Carolina, as Rights Agent.

E.	Incorporated by reference to our Annual Report on Form 1O-K for the fiscal year ended December 27, 1997 (File No. 0-22192), filed March 26, 1998:

10.9	Form of Change in Control Agreement dated October 29, 1997 with, John D. Austin, Thomas Hoffman and Robert C. Sledd.

10.10	Form of Change in Control Agreement dated October 27, 1997 with certain key executives.

F.	Incorporated by Reference to our Quarterly Report on Form 10-Q for the quarter ended June 27, 1998 (File No. 022192), filed August 11, 1998:

10.11	Form of Note Purchase Agreement dated as of May 8, 1998 for 6.77% Senior Notes due May 8, 2010.

Exhibit
Number	Description
G.	Incorporated by Reference to our Annual Report on Form 10-K for the fiscal year ended January 2, 1999 (File No. 0-22192), filed April 1, 1999:

10.12	Performance Food Group Company Executive Deferred Compensation Plan.

H.	Incorporated by Reference to our Quarterly Report on Form 10-Q for the quarter ended April 3, 1999 (File No. 0-22192), filed May 18, 1999:

10.13	Letter of Credit and Reimbursement Agreement by and between KMB Produce, Inc. and First Union National Bank, dated as of March 1, 1999.

10.14	Guaranty Agreement by and among Performance Food Group Company and First Union National Bank, dated as of March 1, 1999.

I.	Incorporated by reference to our Report on Form 8-K dated November 27, 2000 (File No. 0-22192), filed November 27, 2000:

2.1	Stock and Membership Interest Purchase Agreement, dated as of October 30, 2000 by and among the stockholders of Redi-Cut Foods, Inc., the members of Kansas City Salad, LLC, the members of K.C. Salad Real Estate, LLC, Performance Food Group Company and K.C. Salad Holdings, Inc. (Pursuant to Item 601(b)(2) of Regulation S-K, the schedules of this agreement are omitted, but will be provided supplemental to the Securities and Exchange Commission upon request.)

10.15	Amendment No. 1 to Rights Agreement dated June 30, 1999 between Performance Food Group Company and American Stock Transfer Trust Company, as subsequent Rights Agent.

10.16	Amendment No. 2 to Rights Agreement dated November 22, 2000 between Performance Food Group Company and American Stock Transfer Trust Company, as subsequent Rights Agent.

J.	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 0-22192), filed May 15, 2001:

10.17	Trust Indenture between Fresh Advantage, Inc. and First Union National Bank dated as of February 1, 2001.

10.18	Confirmation of Guaranty between Performance Food Group Company and First Union National Bank dated as of February 1, 2001.

10.19	Amendment No. 1 of Irrevocable Letter of Credit with First Union National Bank dated as of February 1, 2001.

K.	Incorporated by reference to our Registration Statement on Form S-4 (Registration No 333-61612) (File No. 0-22192), filed May 25, 2001:

3.1	Restated Charter of Registrant

L.	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 0-22192), filed August 14, 2001:

10.20	Receivables Purchase Agreement dated July 3, 2001, by and among PFG Receivables Corporation, as Seller, Performance Food Group Company, as Servicer, Jupiter Securitization Corporation and Bank One, NA as Agent. (Schedules and other exhibits are omitted from this filing, but the Registrant will furnish supplemental copies of the omitted material to the Securities and Exchange Commission upon request.)

M.	Incorporated by reference to our Report on Form 8-K dated September 10, 2001 (File No. 0-22192), filed September 10, 2001:

Exhibit
Number	Description
2.2	Agreement and Plan of Merger, dated as of August 9, 2001, by and among Fresh International Corp., Performance Food Group and PFGC Acquisition, Inc. (Pursuant to Item 601(b)(2) of Regulation S-K, the schedules of this agreement are omitted, but will be provided supplemental to the Securities and Exchange Commission upon request.)

N.	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 29, 2001 (File No. 0-22192), filed March 29, 2002:

10.21	1993 Employee Stock Incentive Plan (restated electronically for SEC filing purposes only)

P.	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 29, 2002 (File No. 0-22192), filed August 13, 2002:

10.22	Amendment to Receivable Purchase Agreement dated as of July 12, 2002, by and among PFG Receivables Corporation, as Seller, Performance Food Group Company as Servicer, Jupiter Securitization Corporation and Bank One, N.A. as Agent.

Q.	Incorporated by reference to our Registration Statement on Form S-8 (File No. 333-105082), filed May 8, 2003:

10.23	2003 Equity Incentive Plan

R.	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 29, 2003 (File No. 0-22192), filed May 13, 2003:

10.24	Amended and Restated Credit Agreement dated as of April 28, 2003 by and among Performance Food Group Company, as Borrower, the Lenders referred to therein and Wachovia Bank, National Association as Administrative Agent.

10.25	Form of Revolving Credit Note.

S.	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 28, 2003 (File No. 0-22192), filed August 12, 2003:

10.26	Amendment to Receivables Purchase Agreement dated as of June 30, 2003, by and among PFG Receivables Corporation, as Seller, Performance Food Group Company, as Servicer, Jupiter Securitization Corporation and Bank One, NA as Agent.

T.	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended February 3, 2004 (File No. 0-22192), filed March 18, 2004:

10.27	Performance Food Group Company Supplemental Executive Retirement Plan.

10.28	Amended and Restated Performance Food Group Company Employee Savings and Stock Ownership Plan, as amended.

U.	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended April 3, 2004 (File No. 0-22192), filed May 12, 2004:

10.29	Lease agreement for our Little Rock, Arkansas facility.

10.30	Severance agreement with C. Michael Gray.

V.	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended July 3, 2004 (File No. 0-22192), filed August 11, 2004:

10.31	Amendment to Receivables Purchase Agreement dated as of June 28, 2004 by and between PFG Receivables Corporation, as Seller, Performance Food Group Company, as Servicer, Jupiter Securitization Corporation and Bank One, NA as Agent.

Exhibit
Number	Description
W.	Incorporated by reference to our Report on Form 8-K dated September 17, 2004 (File No. 0-22192):

10.32	First Amendment to Amended and Restated Credit Agreement, dated as of September 15, 2004, by and among Performance Food Group Company, the Lenders a party thereto and Wachovia Bank, National Association, as Administrative Agent for the Lenders

X.	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended October 2, 2004 (File No. 0-22192), filed November 12, 2004:

10.33	Form of Non-Qualified Stock Option Agreement.

10.34	Form of Incentive Stock Option Agreement.

Y.	Filed herewith:

10.35	Trust Agreement for the Performance Food Group Employee Savings and Stock Ownership Plan.

21	List of Subsidiaries.

23.1	Consent of Independent Auditors.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 17, 2005.

PERFORMANCE FOOD GROUP COMPANY

By:	/s/ Robert C. Sledd

Robert C. Sledd
Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons in the capacities and on the dates indicated have signed this report.

Signature	Title	Date
/s/ Robert C. Sledd Robert C. Sledd	Chairman, Chief Executive Officer and President (Principal Executive Officer)	March 17, 2005

/s/ John D. Austin John D. Austin	Senior Vice President and Chief Financial Officer(Principal Financial and Accounting Officer)	March 17, 2005
/s/ Charles E. Adair Charles E. Adair	Director	March 17, 2005
/s/ Mary C. Doswell Mary C. Doswell	Director	March 17, 2005
/s/ Fred C. Goad, Jr. Fred C. Goad, Jr.	Director	March 17, 2005
/s/ Timothy M. Graven Timothy M. Graven	Director	March 17, 2005
/s/ John E. Stokely John E. Stokely	Director	March 17, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors
Performance Food Group Company:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Performance Food Group Company (the Company) maintained effective internal control over financial reporting as of January 1, 2005, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of January 1, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2005, based on criteria established in Internal Control–Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Performance Food Group Company and subsidiaries as of January 1, 2005 and January 3, 2004, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended January 1, 2005, and our report dated March 15, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Richmond, Virginia
March 15, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors
Performance Food Group Company:

We have audited the accompanying consolidated balance sheets of Performance Food Group Company and subsidiaries (the Company) as of January 1, 2005 and January 3, 2004, and the related consolidated statements of earnings, shareholders’ equity and cash flows for each of the fiscal years in the three-year period ended January 1, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Performance Food Group Company and subsidiaries as of January 1, 2005 and January 3, 2004, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended January 1, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Performance Food Group Company’s internal control over financial reporting as of January 1, 2005, based on criteria established in Internal Control–Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Richmond, Virginia
March 15, 2005

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share amounts)	2004	2003

ASSETS

Current assets:
Cash and cash equivalents	$52,322	$38,916
Accounts receivable, net, including retained interest in securitized receivables	245,755	242,340
Inventories	314,835	257,198
Prepaid expenses and other current assets	15,325	19,317
Income taxes receivable	2,054	9,314
Deferred income taxes	15,628	14,790

Total current assets	645,919	581,875

Goodwill, net	586,510	582,966
Property, plant and equipment, net	394,701	363,052
Other intangible assets, net	184,871	196,814
Other assets	15,764	11,761

Total assets	$1,827,765	$1,736,468

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Outstanding checks in excess of deposits	$128,079	$81,797
Current installments of long-term debt	936	1,358
Trade accounts payable	267,657	235,392
Accrued expenses	164,423	150,377

Total current liabilities	561,095	468,924

Long-term debt, excluding current installments	278,584	353,919
Deferred income taxes	113,773	109,810

Total liabilities	953,452	932,653

Shareholders’ equity
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued, preferences to be defined when issued	—	—
Common stock, $.01 par value; 100,000,000 shares authorized, 46,770,660 and 45,862,479 shares issued and outstanding	468	459
Additional paid-in capital	525,092	507,161
Retained earnings	348,753	296,195

Total shareholders’ equity	874,313	803,815

Total liabilities and shareholders’ equity	$1,827,765	$1,736,468

See accompanying notes to consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)	2004	2003	2002

Net sales	$6,148,923	$5,519,811	$4,438,383
Cost of goods sold	5,229,059	4,665,275	3,717,445

Gross profit	919,864	854,536	720,938
Operating expenses	806,918	715,806	595,240

Operating profit	112,946	138,730	125,698

Other income (expense):
Interest expense	(16,829)	(19,123)	(18,763)
Loss on sale of receivables	(2,421)	(1,765)	(1,832)
Loss on redemption of Convertible Notes	(10,127)	—	—
Other, net	1,107	1,821	1,259

Other expense, net	(28,270)	(19,067)	(19,336)

Earnings before income taxes	84,676	119,663	106,362

Income tax expense	32,118	45,472	39,886

Net earnings	$52,558	$74,191	$66,476

Weighted average common shares outstanding	46,398	45,583	44,445
Basic net earnings per common share	$1.13	$1.63	$1.50

Weighted average common shares and dilutive potential common shares outstanding	47,181	53,002	52,047
Diluted net earnings per common share	$1.11	$1.54	$1.42

See accompanying notes to consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Additional		Loan to	Total
	Common stock		paid-in	Retained	leveraged	shareholders’
(Dollar amounts in thousands)	Shares	Amount	capital	earnings	ESOP	equity

Balance at December 29, 2001	43,768,462	$438	$453,419	$155,528	$(1,188)	$608,197

Issuance of shares for acquisitions	893,112	9	28,094	—	—	28,103
Employee stock option, incentive and purchase plans	614,419	6	8,114	—	—	8,120
Tax benefit from exercise of stock options	—	—	3,319	—	—	3,319
Principal payments on loan to leveraged ESOP	—	—	—	—	654	654
Net earnings	—	—	—	66,476	—	66,476

Balance at December 28, 2002	45,275,993	453	492,946	222,004	(534)	714,869

Issuance (return) of shares for acquisitions, net	(20,453)	—	(509)	—	—	(509)
Employee stock option, incentive and purchase plans	606,939	6	11,030	—	—	11,036
Tax benefit from exercise of stock options	—	—	3,694	—	—	3,694
Principal payments on loan to leveraged ESOP	—	—	—	—	534	534
Net earnings	—	—	—	74,191	—	74,191

Balance at January 3, 2004	45,862,479	459	507,161	296,195	—	803,815

Issuance of shares for acquisitions, net of shares returned	8,904	—	400	—	—	400
Employee stock option, incentive and purchase plans	899,277	9	12,633	—	—	12,642
Tax benefit from exercise of stock options	—	—	4,898	—	—	4,898
Net earnings	—	—	—	52,558	—	52,558

Balance at January 1, 2005	46,770,660	$468	$525,092	$348,753	$—	$874,313

See accompanying notes to consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)	2004	2003	2002

Cash flows from operating activities:
Net earnings	$52,558	$74,191	$66,476
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	50,582	42,911	36,522
Amortization	8,117	8,318	8,340
Tax benefit from exercise of stock options	4,898	3,694	3,319
Gain on sale of investment	—	(956)	—
Write-off of debt issuance costs	3,801	—	—
Other	1,330	2,339	1,051
Changes in operating assets and liabilities:
Increase in accounts receivable	(3,547)	(18,175)	(28,129)
Increase in inventories	(57,308)	(13,602)	(25,710)
Decrease (increase) in prepaid expenses and other current assets	4,032	(2,222)	(3,431)
Increase in other assets	(4,003)	(1,680)	(4,058)
Increase (decrease) in trade accounts payable	32,265	(646)	23,073
Increase in accrued expenses	13,474	26,834	12,443
Increase in deferred income taxes, net	2,515	24,443	6,291
Increase (decrease) in income taxes, net	7,260	(18,412)	21,846

Net cash provided by operating activities	115,974	127,037	118,033

Cash flows from investing activities:
Net cash paid for acquisitions	(3,086)	(13,956)	(215,129)
Purchases of property, plant and equipment	(83,471)	(112,819)	(57,656)
Proceeds from sale of investment	—	4,500	—
Proceeds from sale of property, plant and equipment	1,283	488	1,307
Decrease (increase) in intangibles	—	46	(709)

Net cash used in investing activities	(85,274)	(121,741)	(272,187)

Cash flows from financing activities:
Increase in outstanding checks in excess of deposits	46,282	7,038	15,923
Net proceeds from (payments on) revolving credit facility	126,771	(14,771)	98,000
Principal payments on long-term debt	(202,528)	(2,551)	(2,503)
Cash paid for debt issuance costs	(461)	(792)	—
Proceeds from employee stock option, incentive and purchase plans	12,642	11,036	8,120

Net cash (used in) provided by financing activities	(17,294)	(40)	119,540

Net increase (decrease) in cash and cash equivalents	13,406	5,256	(34,614)
Cash and cash equivalents, beginning of year	38,916	33,660	68,274

Cash and cash equivalents, end of year	$52,322	$38,916	$33,660

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

Performance Food Group Company and subsidiaries (the “Company”) market and distribute over 65,000 national and proprietary brand food and non-food products to over 44,000 customers in the foodservice or “food-away-from home” industry. In addition, the Company is a major processor of fresh-cut produce marketed and distributed to retail and foodservice customers. The Company services both of the major customer types in the foodservice industry: “street” foodservice customers, which include independent restaurants, hotels, cafeterias, schools, healthcare facilities and other institutional customers; and multi-unit, or “chain,” customers, which include regional and national family and casual dining and quick-service restaurants.

The Company services these customers through three operating segments: broadline foodservice distribution (“Broadline”); customized foodservice distribution (“Customized”); and fresh-cut produce processing (“Fresh-cut”). Broadline markets and distributes a total of more than 61,000 national and proprietary brand food and non-food products to over 43,000 street and chain customers. The Broadline segment has 19 distribution facilities that design their own product mix, distribution routes and delivery schedules to accommodate the needs of a large number of customers whose individual purchases vary in size. Broadline’s customers are typically located within 250 miles of one of the Company’s Broadline distribution centers in the Eastern, Midwestern and Southern United States. Customized services casual and family dining chain restaurants. These customers generally prefer a centralized point of contact that facilitates item and menu changes, tailored distribution routing and customer service. Customized segment customers can be located up to 1,800 miles away from one of its seven distribution centers, located throughout the United States. The Customized segment also supplies products to some of its customer locations internationally. Fresh-cut purchases, processes, packages and distributes a variety of packaged, ready-to-eat salads and other fresh-cut produce nationwide to food retailers. Fresh-cut also distributes various fresh produce offerings, primarily to third-party distributors for resale mainly to quick-service restaurants located throughout the United States. Fresh-cut operations are conducted at seven processing/distribution and two distribution facilities.

On February 22, 2005, the Company signed a definitive agreement to sell all of the stock in the companies that make up its Fresh-cut segment to Chiquita Brands International, Inc. for a purchase price of $855.0 million (see Note 21 for additional information).

The fiscal years ended January 1, 2005, January 3, 2004 and December 28, 2002 are referred to herein as the years 2004, 2003 and 2002, respectively. The Company uses a 52/53-week fiscal year ending on the Saturday closest to December 31. Consequently, the Company periodically has a 53-week fiscal year. The Company’s 2003 fiscal year was a 53-week fiscal year.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Performance Food Group Company and its majority-owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

Use of Estimates

The preparation of the consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and notes thereto. The most significant estimates used by management are related to the accounting for the allowance for doubtful accounts, reserve for inventories, goodwill and other intangible assets, reserves for claims under self-insurance programs, sales incentives, vendor rebates and other promotional incentives, bonus accruals, depreciation, amortization and income taxes. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable represent receivables from customers in the ordinary course of business, are recorded at the invoiced amount and do not bear interest. Receivables are recorded net of the allowance for doubtful accounts in the accompanying consolidated balance sheets. The Company evaluates the collectibility of its accounts receivable based on a combination of factors. The Company regularly analyzes its significant customer accounts, and when it becomes aware of a specific customer’s inability to meet its financial obligations to the Company, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position, the Company records a specific reserve for bad debt to reduce the related receivable to the amount it reasonably believes is collectible. The Company also records reserves for bad debt for all other customers based on a variety of factors, including the length of time the receivables are past due, the financial health of the customer, macroeconomic considerations and historical experience. If circumstances related to specific customers change, the Company’s estimates of the recoverability of receivables could be further adjusted. At January 1, 2005 and January 3, 2004, the allowance for doubtful accounts was $11.0 million and $9.1 million, respectively.

Inventories

The Company’s inventories consist primarily of food and non-food products. The Company primarily values inventories at the lower of cost or market using principally the first-in, first-out (“FIFO”) method. Approximately 4% of the Company’s inventories are accounted for using the last-in, first-out method. The Company maintains reserves for slow-moving, excess and obsolete inventories. These reserves are based upon inventory category, inventory age, specifically identified items and overall economic conditions.

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

Goodwill and Other Intangible Assets

Goodwill and other intangible assets include the cost of acquired subsidiaries in excess of the fair value of the tangible net assets recorded in conjunction with acquisitions. Other intangible assets include customer relationships, trade names, trademarks, patents and non-compete agreements. Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), requires the Company to assess goodwill and other intangible assets with indefinite lives for impairment annually, or more often if other circumstances indicate. If impaired, the assets are written down to their fair values. To perform the assessment of goodwill, the Company compared the net assets of its Broadline and Fresh-cut segments individually to the discounted expected future operating cash flows of each segment. To perform the assessment of significant other non-amortized intangible assets, the Company compared the book value of the asset to the discounted expected future operating cash flows generated by the specific asset. The Company’s Customized segment has no goodwill or other intangible assets. Based on the Company’s assessments for 2004, 2003 and 2002, no impairment losses were recorded.

In accordance with SFAS No. 142, the Company ceased amortizing goodwill and other intangible assets with indefinite lives as of the beginning of 2002. Intangible assets with definite lives are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally three to 40 years.

Impairment of Long-Lived Assets

Long-lived assets held and used by the Company are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the Company compares the carrying value of the asset or asset group to the estimated, undiscounted future cash flows expected to be generated by the long-lived asset or asset group, as required by SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. Based on the Company’s assessments for 2004, 2003 and 2002, no impairment losses were recorded.

Insurance Program

The Company maintains a self-insured program covering portions of general and vehicle liability, workers’ compensation and group medical insurance. The amounts in excess of the self-insured levels are fully insured, subject to certain limitations and exclusions. The Company accrues its estimated liability for these self-insured programs, including an estimate for incurred but not reported claims, based on known claims and past claims history. These accruals are included in accrued expenses on the Company’s consolidated balance sheets. The provisions for insurance claims include estimates of the frequency and timing of claims occurrences, as well as the ultimate amounts to be paid.

Comprehensive Income

Comprehensive income includes net earnings as well as other comprehensive income. In 2002, the Company had other comprehensive income, consisting of an interest rate lock, which was initiated in the third quarter of 2002 and was accounted for as a cash flow hedge. In the fourth quarter of 2002, the Company recorded a loss of $270,000, net of taxes, because the forecasted transaction did not occur. This loss was recorded in the consolidated statement of earnings in 2002. The Company had no components of other comprehensive income in 2004 or 2003.

Revenue Recognition

The Company recognizes sales when persuasive evidence of an arrangement exists, the price is fixed and determinable, the product has been delivered to the customer and there is reasonable assurance of collection of the sales proceeds. Sales returns are recorded as reductions of sales.

Sales Incentives

The Company, primarily through its Fresh-cut segment, offers sales incentives and promotions to its customers (resellers) and to consumers. These incentives primarily include volume and growth rebates, exclusivity and placement fees (fees paid to retailers for product display), consumer coupons and promotional discounts. The Company follows the requirements of the Financial Accounting Standards Board’s (“FASB’s”) Emerging Issues Task Force (“EITF”) No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (including a Reseller of the Vendor’s Products). Consideration given to customers and consumers related to sales incentives is recorded as a reduction of sales. Changes in the estimated amount of incentives to be paid are treated as changes in estimates and are recognized in the period of change.

The cost of volume and growth rebates and exclusivity and placement fees is systematically and rationally allocated to each of the underlying revenue transactions that resulted in progress by the customer toward earning the incentives. If the Company cannot reasonably estimate the amount of future incentives, the Company records the maximum potential amount. The Company uses a customer’s prior purchasing volume and other factors to assist in estimating the total incentives to be paid, if any. The cost of consumer coupons is recorded at the later of the date the coupon is offered or the date the related revenue is recognized by the Company. The amount recorded is based on the estimated amount of refunds or rebates that will be redeemed by consumers. The Company primarily uses historical coupon redemption data and forecasted sales volumes to estimate the amount to be redeemed. If the Company cannot reasonably and reliably estimate this amount, the Company records the maximum potential amount. Promotional discounts are primarily recorded as a reduction to the customer’s invoice for goods purchased based on an underlying agreement with the customer.

Cost of Goods Sold

Cost of goods sold includes amounts paid to manufacturers and growers for products sold, plus the cost of transportation necessary to bring the products to the Company’s facilities. Cost of goods sold also includes direct processing costs and an allocation of indirect costs related to the Fresh-cut segment’s produce processing operations.

Operating Expenses

Operating expenses include warehouse, delivery, selling and administrative expenses, which include occupancy, insurance, depreciation, amortization, salaries and wages and employee benefits expenses that are not directly or indirectly related to or allocated to the Company’s fresh-cut produce processing operations.

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

Consideration received for incentives that contain volume and growth rebates and annual and multi-year incentives are recorded as a reduction of cost of goods sold. The Company systematically and rationally allocates the consideration for these incentives to each of the underlying transactions that results in progress by the Company toward earning the incentives. If the incentives are not probable and reasonably estimable, the Company records the incentives as the underlying objectives or milestones are achieved. The Company records annual and multi-year incentives when earned, generally over the agreement period. The Company uses current and historical purchasing data, forecasted purchasing volumes and other factors in estimating whether the underlying objectives or milestones will be achieved. Consideration received to promote and sell the supplier’s products is typically a reimbursement of costs incurred by the Company and is recorded as a reduction of the Company’s costs. If the amount of consideration received from the suppliers exceeds the Company’s costs, any excess is recorded as a reduction of cost of goods sold. The Company follows the requirements of EITF No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor and EITF No. 03-10, Application of Issue No. 02-16 by Resellers to Sales incentives offered to Consumers by Manufacturers.

Shipping and Handling Fees and Costs

Shipping and handling fees billed to customers are included in net sales. Shipping and handling costs of $329.9 million, $298.3 million and $239.9 million in 2004, 2003 and 2002, respectively, are recorded in operating expenses in the consolidated statements of earnings.

Stock-Based Compensation

The Company has stock-based employee compensation plans, which are described in Note 16. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, no stock-based employee compensation cost was reflected in net earnings in the consolidated statements of earnings for 2004, 2003 and 2002, except when there was a modification to a fixed award. The following table illustrates the effect on net earnings and net earnings per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. The fair value of each option was estimated at the grant date using the Black-Scholes option pricing method.

	2004	2003	2002

Net earnings, as reported	$52,558	$74,191	$66,476
Add: Stock-based compensation included in net earnings, net of related tax effects	228	—	—
Deduct: Stock-based compensation determined under the fair-value based method for all awards, net of related tax effects	(8,424)	(7,971)	(7,189)

Pro forma net earnings	$44,362	$66,220	$59,287

Net earnings per common share:

Basic – as reported	$1.13	$1.63	$1.50

Basic – pro forma	$0.96	$1.45	$1.33

Diluted – as reported	$1.11	$1.54	$1.42

Diluted – pro forma	$0.95	$1.39	$1.28

Income Taxes

The Company follows SFAS No. 109, Accounting for Income Taxes, which requires the use of the asset and liability method of accounting for deferred income taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Future tax benefits, including net operating loss carry-forwards, are recognized to the extent that realization of such benefits is more likely than not.

Reclassifications

Certain prior years’ amounts have been reclassified to conform to the current year’s presentation.

Recently Issued Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an Amendment of ARB No. 43, Chapter 4. SFAS No. 151 requires that handling costs and waste material (spoilage) be recognized as current-period charges regardless of whether they meet the previous requirement of being abnormal. In addition, SFAS No. 151 requires that allocations of fixed overhead to the cost of inventory be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for the Company’s 2006 fiscal year; however, the Company does not expect it to have a material impact on its consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment. SFAS No. 123R supersedes Accounting Principles Bulletin (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R establishes standards for the accounting for transactions in which an entity issues equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS No. 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. The Company will adopt the modified prospective application provisions of SFAS No. 123R in its third fiscal quarter of 2005. The Company anticipates the adoption of this standard will have a material impact on its results of operations.

3.	Business Combinations

In 2004, the Company paid $3.1 million and issued approximately 9,000 shares of its common stock, net, valued at approximately $400,000, related to contractual obligations in the purchase agreements for Carroll County Foods, Inc. (“Carroll County Foods”), All Kitchens, Inc. (“All Kitchens”) and other companies acquired. The Company also accrued approximately $1.3 million related to the settlement of an earnout agreement with the former owners of Middendorf Meat Company (“Middendorf Meat”). The Company paid this amount in the first quarter of 2005. The Company recorded these amounts as additional purchase price, with corresponding increases to goodwill.

In 2003, the Company paid $11.0 million to the former shareholders of Fresh International Corp. and its subsidiaries (collectively “Fresh Express”). These payments were for certain contractual obligations and associated taxes related to the purchase of Fresh Express, which the Company acquired in 2001. Also in 2003, the Company paid $5.2 million and issued approximately 25,000 shares of its common stock, valued at approximately $891,000, related to contractual obligations in the purchase agreements for All Kitchens, Thoms-Proestler Company and TPC Logistics, Inc. (collectively “TPC”), Carroll County Foods and other companies acquired. The Company acquired All Kitchens and TPC in 2002 and Carroll County Foods in 2000. The Company recorded these earnout payments as additional purchase price, with corresponding increases in goodwill.

In October 2002, a wholly owned subsidiary of the Company, known as Progressive Group Alliance (formerly Pocahontas Foods USA), acquired all of the assets of All Kitchens, a privately owned procurement and merchandising firm based in Boise, Idaho. All Kitchens provides procurement and merchandising services to its distributors. The Company believes that this acquisition increases its services to existing Progressive Group Alliance and All Kitchens’ distributors, and expands its geographic base of independent foodservice distributors. The Company paid $15.6 million in cash and assumed $3.5 million of trade payables and accrued expenses in connection with the acquisition. The Company will be required to pay the prior owner of the acquired assets up to $3.0 million in cash if certain affiliate distributor targets are achieved through September 2005. The Company will record and has recorded these earnout payments as additional purchase price, resulting in a corresponding increase in goodwill.

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

In July 2002, the Company also acquired all of the outstanding common stock of Middendorf Meat, a privately owned, broadline foodservice distributor based in St. Louis, Missouri, through the merger of Middendorf Meat with a wholly owned subsidiary of the Company. Middendorf Meat distributes custom-cut steaks and other foodservice items to independent restaurants, private clubs, hotels and other foodservice establishments in St. Louis and surrounding areas. The Company believes that its acquisition of Middendorf Meat extends its service area to a region that is geographically contiguous to its other Broadline businesses. The Company paid $33.8 million, consisting of $22.2 million in cash and common stock valued at $11.6 million. The purchase price included the repayment of a portion of Middendorf Meat’s outstanding debt. The Company also assumed $11.7 million in trade payables, accrued expenses, deferred taxes and debt. In the second quarter of 2003, the Company finalized the purchase price of Middendorf Meat, resulting in the return of $2.2 million in cash and $1.4 million in the Company’s common stock from the former owners of Middendorf Meat, related to the closing net worth adjustment and certain related claims. The Company recorded this adjustment to the purchase price as a reduction of goodwill. In recording the acquisition, the Company determined the value of the approximately 46,000 common shares issued, net, based on the measurement criteria of EITF No. 99-12.

In May 2002, the Company acquired all of the outstanding stock of Quality Foods, Inc. (“Quality Foods”), a privately owned, broadline foodservice distributor based in Little Rock, Arkansas, with distribution centers in Little Rock, and Batesville and Magee, Mississippi. Quality Foods provides products and services to traditional foodservice accounts in a region covering Arkansas, Louisiana, Mississippi, Missouri, Oklahoma, Tennessee and Texas. The Company believes that its acquisition of Quality Foods extends its service area to a region that is geographically contiguous to its other Broadline businesses. The Company paid $90.3 million, net of cash acquired. The purchase price included the repayment of outstanding debt. The Company also assumed $25.5 million of trade payables and accrued expenses. In connection with the acquisition, the Company entered into an earnout agreement whereby the Company will be required to pay the former shareholders of Quality Foods up to $24.0 million in cash if Quality Foods achieves certain targeted levels of growth in operating profit, as defined, over a three-year period following the acquisition. The Company will record any earnout payments as additional purchase price, resulting in a corresponding increase in goodwill.

Also in 2002, the Company paid a total of $2.9 million in cash and issued approximately 15,000 shares of its common stock, valued at approximately $500,000, to the former shareholders of Carroll County Foods and AFFLINK Incorporated (formerly Affiliated Paper Companies, Inc., “AFFLINK”), which were acquired in 2000 and 1998, respectively, as a result of certain contractual obligations in the purchase agreements relating to those acquisitions. The Company has recorded these earnout payments as additional purchase price, resulting in corresponding increases in goodwill.

The consolidated statements of earnings and cash flows reflect the results of the All Kitchens, TPC, Middendorf Meat and Quality Foods acquisitions from the dates of acquisition through January 1, 2005. The unaudited consolidated results of operations for 2002 on a pro forma basis as though these acquisitions had been consummated as of the beginning of 2002, including related purchase price adjustments through January 1, 2005, are as follows:

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

4.	Goodwill and Other Intangible Assets

The following table presents details of the Company’s intangible assets as of January 1, 2005 and January 3, 2004:

	2004			2003
	Gross Carrying	Accumulated		Gross Carrying	Accumulated
(In thousands)	Amount	Amortization	Net	Amount	Amortization	Net

Intangible assets with definite lives:
Customer relationships	$111,259	$20,580	$90,679	$110,824	$14,529	$96,295
Trade names and trademarks	33,728	3,761	29,967	33,733	2,563	31,170
Deferred financing costs	3,181	1,490	1,691	9,408	3,011	6,397
Non-compete agreements	4,283	3,250	1,033	4,778	2,927	1,851
Patents	350	83	267	350	48	302

Total intangible assets with definite lives	$152,801	$29,164	$123,637	$159,093	$23,078	$136,015

Intangible assets with indefinite lives:
Goodwill*	$602,028	$15,518	$586,510	$598,484	$15,518	$582,966
Trade names*	61,369	135	61,234	60,934	135	60,799

Total intangible assets with indefinite lives	$663,397	$15,653	$647,744	$659,418	$15,653	$643,765

*	Amortization was recorded before the Company’s adoption of SFAS No. 142.

The Company recorded amortization expense of $9.5 million, $9.7 million and $8.3 million in 2004, 2003 and 2002, respectively. These amounts include approximately $1.4 million of amortization of debt issuance costs in each of 2004 and 2003, and $1.3 million in 2002. The estimated future amortization expense on intangible assets as of January l, 2005 is as follows:

(In thousands)

2005	$8,494
2006	8,086
2007	7,720
2008	7,152
2009	7,136
Thereafter	85,049

Total amortization expense	$123,637

The following table presents the changes in the net carrying amount of goodwill allocated to the Company’s reportable segments, as defined in Note 20, during 2004 and 2003:

	Broadline	Fresh-cut
(In thousands)	Segment	Segment	Total

Balance as of December 28, 2002	$357,150	$218,314	$575,464
Goodwill acquired	2,053	11,032	13,085
Purchase accounting adjustments	(8,710)	3,127	(5,583)

Balance as of January 3, 2004	350,493	232,473	582,966
Goodwill acquired	4,626	—	4,626
Purchase accounting adjustments	(1,082)	—	(1,082)

Balance as of January 1, 2005	$354,037	$232,473	$586,510

In 2003, the Company recorded goodwill of $13.1 million related to its acquisitions of All Kitchens, TPC and Fresh Express as discussed in Note 3. In 2003, the Company adjusted goodwill by $5.6 million, net, for deferred taxes and other purchase price allocation adjustments related to acquisitions completed in 2002. In 2004, the Company recorded goodwill of $4.6 million related to its acquisitions of Middendorf Meat, All Kitchens, Carroll County Foods and other companies acquired. For further details on goodwill changes, see Note 3.

5.	Net Earnings per Common Share

Basic net earnings per common share (“EPS”) are computed by dividing net earnings available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is calculated using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be repurchased upon the exercise of stock options.

In October 2001, the Company issued $201.3 million aggregate principal amount of 5 1/2% subordinated convertible notes due in 2008 (the “Convertible Notes”). The calculation of diluted EPS is done on an “if-converted” basis and without conversion of the Convertible Notes. If the calculation of diluted EPS is more dilutive assuming conversion of the Convertible Notes, the after-tax interest on the Convertible Notes is added to net earnings in the numerator and the shares into which the Convertible Notes are convertible are added to the dilutive shares in the denominator. As described in Note 10, the Company redeemed the Convertible Notes on October 18, 2004. For purposes of the calculation of diluted EPS, the Convertible Notes are considered outstanding only until the redemption date. In 2004, the Convertible Notes were anti-dilutive and not included within the computation of diluted EPS. In 2003 and 2002, the Convertible Notes were dilutive and were included in the computation of diluted EPS. A reconciliation of the numerators and denominators for the basic and diluted EPS computations is as follows:

		2004			2003			2002
(In thousands, except per share			Per-			Per-			Per-
amounts)	Net Earnings	Shares	Share Amount	Net Earnings	Shares	Share Amount	Net Earnings	Shares	Share Amount

Amounts reported for basic EPS	$52,558	46,398	$1.13	$74,191	45,583	$1.63	$66,476	44,445	$1.50
Effect of dilutive securities:
Stock options	—	783		—	1,311		—	1,494
Convertible Notes	—	—		7,452	6,108		7,509	6,108

Amounts reported for diluted EPS	$52,558	47,181	$1.11	$81,643	53,002	$1.54	$73,985	52,047	$1.42

Options to purchase approximately 2,782,000 shares outstanding at January 1, 2005 were excluded from the computation of diluted EPS because of their anti-dilutive effect on EPS for 2004. The exercise prices of these options ranged from $25.18 to $41.15. Options to purchase approximately 604,000 shares outstanding at January 3, 2004 were excluded from the computation of diluted EPS because of their anti-dilutive effect on EPS for 2003. The exercise prices of these options ranged from $35.76 to $40.50. Options to purchase approximately 593,000 shares outstanding at December 28, 2002 were excluded from the computation of diluted EPS because of their anti-dilutive effect on EPS for 2002. The exercise prices of these options ranged from $35.07 to $38.50.

6.	Receivables Facility

In 2001, the Company entered into a receivables purchase facility (the “Receivables Facility”) under which PFG Receivables Corporation, a wholly owned, special-purpose subsidiary, sold an undivided interest in certain of the Company’s trade receivables. PFG Receivables Corporation was formed for the sole purpose of buying receivables generated by certain of the Company’s operating units and selling an undivided interest in those receivables to a financial institution. Under the Receivables Facility, the Company’s operating units sell a portion of their accounts receivable to PFG Receivables Corporation, which in turn, subject to certain conditions, may from time to time sell an undivided interest in these receivables to a financial institution. The Company’s operating units continue to service the receivables on behalf of the financial institution at estimated market rates. Accordingly, the Company has not recognized a servicing asset or liability.

The Company received $78.0 million of proceeds from the sale of the undivided interest in receivables under the Receivables Facility in 2001 and has continued to securitize its accounts receivable. Under the original terms of the Receivables Facility, the amount of the undivided interest in the receivables owned by the financial institution could not exceed $90.0 million at any one time. In June 2003, the Company increased the amount of the undivided interest in the receivables that can be owned by the financial institution to $165.0 million. In July 2003, the Company sold an incremental undivided interest in receivables under the Receivables Facility and received an additional $32.0 million of proceeds. In June 2004, the Company extended the term of the Receivables Facility through June 27, 2005. On October 4, 2004, the Company sold an incremental undivided interest in receivables under the Receivables Facility and received an additional $20.0 million of proceeds. These proceeds were used to repay borrowings under the Company’s revolving credit facility and to fund working capital needs.

At January 1, 2005, securitized accounts receivable totaled $225.6 million, including $130.0 million sold to the financial institution and derecognized from the consolidated balance sheet. Total securitized accounts receivable includes the Company’s residual interest in accounts receivable (“Residual Interest”) of $95.6 million. At January 3, 2004, securitized accounts receivable totaled $189.4 million, including $110.0 million sold to the financial institution and derecognized from the consolidated balance sheet, and including the Residual Interest of $79.4 million. The Residual Interest represents the Company’s retained interest in receivables held by PFG Receivables Corporation. The Residual Interest was measured using the estimated discounted cash flows of the underlying accounts receivable, based on estimated collections and a discount rate approximately equivalent to the Company’s incremental borrowing rate. The loss on sale of the undivided interest in receivables of $2.4 million in 2004 and $1.8 million in each of 2003 and 2002 is included in other expense, net, in the consolidated statements of earnings and represents the Company’s cost of securitizing those receivables with the financial institution.

The Company records the sale of the undivided interest in accounts receivable to the financial institution in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Accordingly, at the time the undivided interest in receivables is sold, the receivables are removed from the Company’s consolidated balance sheet. The Company records a loss on the sale of the undivided interest in these receivables, which includes a discount, based upon the receivables’ credit quality and a financing cost for the financial institution, based upon a 30-day commercial-paper rate. At January 1, 2005, the rate under the Receivables Facility was 2.77% per annum.

The key economic assumptions used to measure the Residual Interest at January 1, 2005 were a discount rate of 2.50% and an estimated life of approximately 1.5 months. At January 1, 2005, an immediate adverse change in the discount rate and estimated life of 10% and 20%, with other factors remaining constant, would reduce the fair value of the Residual Interest with a corresponding increase in the loss on sale of receivables, but would not have a material impact on the Company’s consolidated financial position or results of operations.

7.	Concentration of Sales and Credit Risk

Two of the Company’s Customized segment customers, Outback Steakhouse, Inc. (“Outback”) and CRBL Group, Inc. (“Cracker Barrel”), account for a significant portion of the Company’s consolidated net sales. Net sales to Outback Steakhouse accounted for approximately 12%, 11% and 12% of consolidated net sales for 2004, 2003 and 2002, respectively. Net sales to Cracker Barrel accounted for approximately 10%, 10% and 11% of consolidated net sales for 2004, 2003 and 2002, respectively. At January 1, 2005, amounts receivable from these two customers represented less than 10% of consolidated gross accounts receivable.

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. The remainder of the Company’s customer base includes a large number of individual restaurants, national and regional chain restaurants and franchises and other institutional customers. The credit risk associated with accounts receivable is minimized by the Company’s large customer base and ongoing control procedures that monitor customers’ creditworthiness.

8.	Inventories

The following table provides details of inventories as of January 1, 2005 and January 3, 2004:

(In thousands)	2004	2003

Finished goods	$297,885	$239,892
Raw materials, including crops in ground (1)	16,950	17,306

Inventories	$314,835	$257,198

(1) Crops in ground include advances to growers for crop costs.

9.	Property, Plant and Equipment

Property, plant and equipment as of January 1, 2005 and January 3, 2004 consisted of the following:

(In thousands)	2004	2003	Range of Lives

Land	$34,918	$31,991
Buildings and building improvements	227,231	214,419	15 – 39 years
Transportation equipment	20,374	21,312	7 – 12 years
Warehouse and plant equipment	188,324	154,749	3 – 10 years
Office equipment, furniture and fixtures	71,550	62,033	3 – 10 years
Leasehold improvements	11,051	9,325	Lease term
Construction-in-process	35,800	22,927

	589,248	516,756
Less: accumulated depreciation and amortization	(194,547)	(153,704)

Property, plant and equipment, net	$394,701	$363,052

10.	Long-term Debt

Long-term debt as of January 1, 2005 and January 3, 2004 consisted of the following:

(In thousands)	2004	2003

Credit Facility	$210,000	$83,229
Senior Notes	50,000	50,000
Industrial Revenue Bonds	18,601	19,298
Other notes payable	919	1,500
Convertible Notes	—	201,250

Total long-term debt	279,520	355,277
Less: current installments	(936)	(1,358)

Long-term debt, excluding current installments	$278,584	$353,919

Convertible Notes

On October 18, 2004, the Company redeemed all of its $201.3 million aggregate principal amount of 5 1/2% convertible subordinated notes due in 2008. The Company paid the registered holders of the Convertible Notes the redemption price of 103.1429% of the $201.3 million principal amount of the Convertible Notes plus accrued but unpaid interest. The Company recorded a loss on the early redemption of the Convertible Notes of $10.1 million, which consisted of the redemption premium and the write-off of unamortized debt issuance costs. This loss is included in other expense, net, on the consolidated statement of earnings. The Company funded the redemption of the Convertible Notes with additional borrowings under its revolving credit facility (the “Credit Facility”), as amended (see below).

Credit Facility

In April 2003, the Company increased the Credit Facility to $350.0 million from $200.0 million. The Credit Facility expires in 2006 and bears interest at a floating rate equal to, at the Company’s election, the agent bank’s prime rate or a spread over LIBOR. This rate varies based upon the Company’s senior leverage ratio, which excludes subordinated debt, and is defined in the credit agreement. The Credit Facility has an annual commitment fee, ranging from 0.20% to 0.25% of the average daily-unused portion of the total facility, based on the Company’s senior leverage ratio, as defined in the credit agreement. The Credit Facility also requires the maintenance of certain financial ratios, as defined in the credit agreement, and contains customary events of default. The Credit Facility allows for the issuance of up to $90.0 million of standby letters of credit, which reduce borrowings available under the Credit Facility. On September 15, 2004, the Company amended its Credit Facility to remove certain covenants in order to allow for the redemption of the Convertible Notes (see above). At January 1, 2005, the Company had $210.0 million of borrowings outstanding, $54.3 million of letters of credit outstanding and $85.7 million available under the Credit Facility, subject to compliance with customary borrowing conditions. At January 1, 2005, the Company’s borrowings under the Credit Facility bore interest at a rate of 2.91% per annum. Interest is payable monthly.

Senior Notes

In 1998, the Company issued $50.0 million of unsecured 6.77% Senior Notes due in May 2010 in a private placement. Interest is payable semi-annually. The Senior Notes require the maintenance of certain financial ratios, as defined, regarding debt to capital, fixed charge coverage and minimum net worth.

Industrial Revenue Bonds

In 1999, prior to its acquisition by the Company, Redi-Cut Foods, Inc. and its affiliates, Kansas City Salad, LLC and K.C. Salad Real Estate, LLC (collectively “Redi-Cut”) issued Tax Exempt Multi-Modal Industrial Development Revenue Bonds. The proceeds from the sale of these bonds, totaling $7.0 million, were used to finance the acquisition, construction, installation and equipment of Redi-Cut’s fresh-cut produce processing facility in Kansas City, Missouri. Interest on these bonds is payable monthly. The bonds have annual mandatory redemptions through 2020. At January 1, 2005, the Company had $6.0 million outstanding under these bonds. Interest on the bonds adjusts weekly and was 2.12% per annum at January 1, 2005. The bonds are secured by a letter of credit issued by a commercial bank.

In 1999, one of the Company’s subsidiaries issued $9.0 million of tax-exempt industrial revenue bonds to finance the construction of a produce-processing facility. In January 2001, these bonds were refinanced with the proceeds of $9.0 million taxable revenue bonds, in order to free the Company from certain restrictive covenants applicable to the subsidiary that issued the tax-exempt bonds. Like the tax-exempt bonds, these taxable bonds bear interest at a rate determined weekly by the remarketing agent for the bonds, are secured by a letter of credit issued by a commercial bank and mature in March 2019. The interest rate for these bonds was 2.47% per annum at January 1, 2005.

In 1997 and 1999, prior to its acquisition by the Company, Middendorf Meat issued tax-exempt private activity revenue bonds totaling $3.7 million and $2.0 million, respectively. Payments on these bonds are due monthly through June 2011. These bonds bear interest at fixed rates of 6.69% and 7.14% per annum, respectively. At January 1, 2005, the Company had a total of $3.6 million outstanding under these bonds.

The Company is party to a tax incentive program with Clayton County, Georgia (“Clayton County”) in exchange for title to all of the real and personal property at one of its Fresh-cut facilities. At the Company’s election it may re-obtain title to the real and personal property by paying Clayton County a nominal fee ($10 dollars).

Maturities of long-term debt are as follows:

(In thousands)

2005	$936
2006	210,897
2007	882
2008	934
2009	987
Thereafter	64,884

Total long-term debt	$279,520

11. Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, outstanding checks in excess of deposits, trade accounts payable and accrued expenses approximate their fair values due to the relatively short maturities of those instruments. The carrying value of the Company’s floating-rate, long-term debt and the value of its Receivables Facility not recorded on the Company’s consolidated balance sheets approximate fair value due to the variable nature of their interest rates. The Company’s Residual Interest in the Receivables Facility is recorded using the estimated discounted cash flows of the underlying accounts receivable, based on estimated collections and a discount rate approximately equivalent to the Company’s incremental borrowing rate. Therefore, the carrying amount of the Residual Interest approximates fair value. See Note 6 for more information about the Receivables Facility. The Company’s fixed-rate, long-term debt consists primarily of $50.0 million of Senior Notes. The Company estimates the fair value of its Senior Notes using a discounted cash flow analysis based on market borrowing rates as of January 1, 2005 and January 3, 2004. The fair value of the Senior Notes was estimated to be approximately $52.7 million at both January 1, 2005 and January 3, 2004. See Note 10 for additional information about the Company’s long-term debt.

12. Leases

The Company leases various warehouse and office facilities and certain equipment under long-term operating lease agreements that expire at various dates. At January 1, 2005, the Company is obligated under non-cancelable operating lease agreements to make future minimum lease payments as follows:

(In thousands)

2005	$46,325
2006	38,438
2007	30,515
2008	24,903
2009	20,215
Thereafter	141,134

Total minimum lease payments	$301,530

Total rent expense for operating leases in 2004, 2003 and 2002 was $65.9 million, $63.9 million and $45.1 million, respectively. Sublease rental income, which the Company recorded in operating expenses in its consolidated statements of earnings, was $6.0 million, $6.6 million and $7.0 million in 2004, 2003 and 2002, respectively. As of January 1, 2005, future minimum rental income under non-cancelable subleases totaled $8.0 million: $4.6 million in 2005; $2.4 million in 2006; $702,000 in 2007; $174,000 in 2008 and $133,000 in 2009. These future minimum rental income amounts are not included in the above table of future minimum lease payments.

In June 2003, the Company terminated its two master operating lease facilities. In June 2003, the lessor sold two of the three distribution centers included in the first master operating lease facility (the “First Facility”) to third parties unaffiliated with the Company. The Company concurrently entered into operating leases with those unaffiliated third parties for these distribution centers. The operating leases have initial terms of 22 years, plus five renewal options of five years each. The future minimum lease payments for these operating leases are included in the above table. In addition, the Company purchased the remaining distribution center in the First Facility from the lessor for $10.4 million and recorded it on the Company’s consolidated balance sheet in its Customized segment.

In June 2003, the lessor sold one of the distribution centers and the office building included in the Company’s other master operating lease facility (the “Second Facility”) to third parties unaffiliated with the Company. The Company also sold land and a building under construction to a third party unaffiliated with the Company. The Company concurrently entered into operating leases with those unaffiliated third parties for all of these properties. The operating leases have initial terms of 22 years, plus five renewal options of five years each. The future minimum lease payments for these operating leases are included in the above table. In addition, the Company purchased the remaining distribution center in the Second Facility from the lessor for $4.9 million and recorded it on the Company’s consolidated balance sheet in its Broadline segment.

The Company has residual value guarantees to its lessors under certain of its operating leases. These leases and related guarantees are discussed in Note 18. These residual value guarantees are not included in the above table of future minimum lease payments.

13.	Income Taxes

Income tax expense consisted of the following:

(In thousands)	2004	2003	2002

Current:
Federal	$26,173	$21,543	$30,948
State	3,431	(514)	2,647

	29,604	21,029	33,595

Deferred:
Federal	1,873	19,617	5,795
State	641	4,826	496

	2,514	24,443	6,291

Total income tax expense	$32,118	$45,472	$39,886

The Company’s effective income tax rates for 2004, 2003 and 2002 were 37.9%, 38.0% and 37.5%, respectively. Actual income tax expense differs from the amount computed by applying the applicable U.S. federal corporate income tax rate of 35% to earnings before income taxes as follows:

(In thousands)	2004	2003	2002

Federal income taxes computed at statutory rate	$29,636	$41,882	$37,227
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal income tax benefit	1,531	2,803	2,042
Non-deductible expenses	522	952	773
Federal tax credits	(60)	(48)	(183)
Valuation allowance for deferred tax assets	1,116	—	—
Other, net	(627)	(117)	27

Total income tax expense	$32,118	$45,472	$39,866

Deferred income taxes are recorded based upon the tax effects of differences between the financial statement and tax bases of assets and liabilities and available tax loss and credit carry-forwards. Temporary differences and carry-forwards that created significant deferred tax assets and liabilities at January 1, 2005 and January 3, 2004, were as follows:

(In thousands)	2004	2003

Deferred tax assets:
Allowance for doubtful accounts	$2,370	$1,980
Inventories	3,352	3,123
Accrued employee benefits	7,117	6,180
Self-insurance reserves	6,737	6,181
Deferred income	1,665	876
Net operating loss carry-forwards	3,789	5,347
Tax credit carry-forwards	1,114	547
Other accrued expenses	2,994	5,432

Total gross deferred tax assets	29,138	29,666
Less: Valuation allowance	(1,116)	—

Total net deferred tax assets	28,022	29,666

Deferred tax liabilities:
Property, plant and equipment	41,351	45,239
Basis difference in intangible assets	76,209	70,163
Other	8,607	9,284

Total deferred tax liabilities	126,167	124,686

Net deferred tax liability	$98,145	$95,020

The net deferred tax liability is presented in the January 1, 2005 and January 3, 2004 consolidated balance sheets as follows:

(In thousands)	2004	2003

Current deferred tax asset	$15,628	$14,790
Non-current deferred tax liability	113,773	109,810

Net deferred tax liability	$98,145	$95,020

The state income tax credit carry-forwards expire in years 2011 through 2019. The net operating loss carry-forwards expire in years 2005 through 2024. In 2004, the Company recorded a valuation allowance against state net operating loss carry-forwards for $1.1 million. The Company believes that it is more likely than not that all remaining deferred tax assets will be realized.

14.	Shareholders’ Equity

Shareholders’ Rights Plan

In 1997, the Company’s board of directors approved a shareholders’ rights plan. A dividend of one stock purchase right (a “Right”) per common share was distributed to shareholders of record. Common shares issued subsequent to the adoption of the rights plan automatically have Rights attached to them. Under certain circumstances, each Right entitles the shareholders to one-hundredth of one share of preferred stock, par value $.01 per share, at an initial exercise price of $50 per Right. The Rights will be exercisable only if a person or group acquires 20% or more of the Company’s outstanding common stock. Until the Rights become exercisable, they have no dilutive effect on the Company’s net earnings per common share. The Company can redeem the Rights, which are non-voting, at any time prior to them becoming exercisable at a redemption price of $.001 per Right. The Rights will expire in May 2007, unless redeemed earlier by the Company.

15.	Retirement Plans

The Company sponsors the Performance Food Group Company Employee Savings and Stock Ownership Plan (the “Savings Plan”). At January 1, 2005, the Savings Plan consists of three components: a leveraged employee stock ownership plan (the “ESOP”), a defined contribution plan covering substantially all full-time employees (the “401(k) Plan”) and a profit sharing plan (the “Profit Sharing Plan”).

In 1988, the ESOP acquired approximately 3,643,000 shares of the Company’s common stock from existing shareholders, financed with assets transferred from predecessor plans and the proceeds of a note payable to a commercial bank (the “ESOP Loan”). During 2003, the Company made its final loan payment on the 15-year ESOP Loan and the final allocation of shares were released from the trust. The ESOP will continue to maintain participant balances. ESOP expense recognized by the Company was equal to the principal portion of the required loan payments. Interest on the ESOP Loan was recorded as interest expense. The Company contributed approximately $542,000 and $680,000 to the ESOP in 2003 and 2002, respectively. These amounts included interest expense on the ESOP Loan of $8,000 and $30,000 in 2003 and 2002, respectively. All ESOP shares were considered outstanding for earnings-per-share calculations for all periods presented.

Employees participating in the 401(k) Plan may elect to contribute between 1% and 50% of their qualified compensation, up to a maximum dollar amount as specified by the provisions of the Internal Revenue Code. In 2004 and 2003, the Company matched employee contributions as follows: 200% of the first 1%, 100% of the next 1% and 50% of the next 2%, for a total match of 4%. A portion of this match, 50% of the first 1% of employee contributions, was made by the Company in shares of its common stock instead of in cash. In 2002, the Company matched employee contributions as follows: 150% of the first 1%, 100% of the next 1% and 50% of the next 2%, for a total match of 3.5%. Matching contributions totaled $10.0 million, $8.9 million and $6.4 million in 2004, 2003 and 2002, respectively. The Company, at the discretion of its board of directors, may make additional contributions to the 401(k) Plan. The Company made no discretionary contributions under 401(k) Plan in 2004, 2003 or 2002.

Effective January 1, 2004, the Company added the Profit Sharing Plan to the Savings Plan. The Company makes contributions to the Profit Sharing Plan based on the Company’s performance. The Profit Sharing Plan’s requirements for eligibility, allocation methodology, and vesting requirements are structured similar to the ESOP. The contributions are at the discretion of the board of directors and will be made in the Company’s common stock. In 2004, the Company expensed approximately $1.0 million associated with this plan.

In 2004, the Company implemented a non-qualified Supplemental Executive Retirement Plan (“SERP”) covering certain key executives. Under the plan, the Company will make defined contributions to the SERP based on the participant’s qualified compensation and the Company’s performance. Annually, the Company’s board of directors determines the appropriate performance threshold. In 2004, the Company recorded expense of $355,000 related to the SERP .

16.	Stock Compensation Plans

In accordance with APB No. 25 and related interpretations, the Company does not record compensation expense for its stock option plans and stock purchase plan except when there is a modification to a fixed award. Note 2 presents the Company’s net earnings and net earnings per common share had compensation expense for those plans been determined based on the fair value at the grant date, consistent with the method in SFAS No. 123.

Stock Option and Incentive Plans

In May 2003, the 2003 Equity Incentive Plan (the “2003 Plan”) was approved by shareholders. The 2003 Plan replaced the 1993 Plan and the Directors’ Plan, both defined below. The 2003 Plan set aside approximately 2,325,000 shares of the Company’s common stock, including an aggregate of approximately 125,000 shares carried over from the 1993 Plan and the Directors’ Plan.

The 2003 Plan provides for the award of shares of common stock to officers, key employees, directors and consultants of the Company. The Company expenses stock options granted to consultants as required by SFAS No. 123. Awards under the 2003 Plan may be in the form of stock options, stock appreciation rights, restricted stock, deferred stock, stock purchase rights or other stock-based awards. Stock options granted under the 2003 Plan have an exercise price equal to the market price of the Company’s common stock at the grant date. The stock options granted under the 2003 Plan have terms of 10 years and vest four years from the date of grant. Options granted under the 2003 Plan totaled approximately 839,000 and 50,000 in 2004 and 2003, respectively. At January 1, 2005, approximately 1,443,000 options were outstanding under the 2003 Plan, 46,000 of which were exercisable. The Company has not made other types of grants of common stock or related rights under the 2003 Plan.

The Company also sponsored the 1993 Outside Directors Stock Option Plan (the “Directors’ Plan”). A total of 210,000 shares were authorized in the Directors’ Plan. The Directors’ Plan provided for an initial grant to each non-employee member of the board of directors of 10,500 options and an annual grant of 5,000 options at the current market price on the date of grant. As discussed above, in May 2003, the Directors’ Plan was replaced by the 2003 Plan. Options granted under the Directors’ Plan totaled 25,000 in 2002. These options have an exercise price equal to the market price of the Company’s common stock on the grant date, vest one year from the date of grant and have terms of 10 years from the grant date. At January 1, 2005, 158,000 options were outstanding under the Directors’ Plan, all of which were exercisable.

The 1993 Employee Stock Incentive Plan (the “1993 Plan”) provided for the award of up to 5,650,000 shares of common stock to officers, key employees and consultants of the Company. As discussed above, in May 2003, the 1993 Plan was replaced by the 2003 Plan. Stock options granted under the 1993 Plan have an exercise price equal to the market price of the Company’s common stock at the grant date. The stock options granted under the 1993 Plan in 2003 and 2002 have terms of 10 years and vest four years from the date of grant. Stock options granted under the 1993 Plan totaled approximately 707,000 and 712,000 in 2003 and 2002, respectively. At January 1, 2005, approximately 2,710,000 options were outstanding under the 1993 Plan, approximately 1,427,000 of which were exercisable.

A summary of the Company’s stock option activity and related information for all stock option plans for 2004, 2003 and 2002 is as follows:

	2004		2003		2002
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
(In thousands, except per share data)	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	4,493	$21.90	4,374	$19.30	4,110	$15.40
Granted*	839	34.37	757	32.04	737	35.92
Exercised	(691)	10.50	(403)	9.34	(369)	8.92
Canceled	(330)	30.71	(235)	27.69	(104)	19.88

Outstanding at end of year	4,311	$25.48	4,493	$21.90	4,374	$19.30

Options exercisable at end of year	1,631	$14.19	1,259	$10.99	1,191	$8.96

Weighted average fair value of options granted during the year		$15.92		$14.41		$17.46

*  Options granted in 2004 include approximately 691,000 options related to an annual grant, 25,000 options to directors and approximately 123,000 other options. Options granted in 2003 included 658,000 options related to an annual grant, approximately 30,000 options to directors and approximately 69,000 other options. Options granted in 2002 included approximately 445,000 options related to an annual grant, approximately 172,000 options related to acquisitions, 25,000 options to directors and approximately 95,000 other options.

The fair value of each option was estimated at the grant date using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for all stock option plan grants in 2004, 2003 and 2002, respectively: risk-free interest rates of 3.21%, 2.97% and 3.40%; expected volatilities of 41.6%, 42.8% and 43.8%; expected option lives of 6.5 years, 6.0 years and 6.6 years, and expected dividend yields of 0% in each year.

The following table summarizes information about stock options outstanding at January 1, 2005:

(Number of shares in thousands)			Options Outstanding			Options Exercisable
			Number	Weighted-Average	Weighted-	Exercisable
			Outstanding at	Remaining	Average	at	Weighted-Average
Range of Exercise Prices			Jan. 1, 2005	Contractual Life	Exercise Price	Jan. 1, 2005	Exercise Price

$ 5.00	-	$9.78	820	3.63	$9.11	820	$9.11
10.00	-	28.08	960	5.58	19.10	623	15.26
28.48	-	31.62	1,051	7.47	30.41	94	29.52
31.82	-	34.18	825	9.00	34.00	35	34.03
34.38	-	41.15	655	7.47	36.64	59	37.24

$ 5.00	-	$41.15	4,311	6.61	$25.48	1,631	$14.19

Employee Stock Purchase Plan

The Company maintains the Performance Food Group Employee Stock Purchase Plan (the “Stock Purchase Plan”), which permits eligible employees to invest, through periodic payroll deductions, in the Company’s common stock at 85% of the lesser of the market price or the average market price, as defined in the plan document. The Company is authorized to issue 1,725,000 shares under the Stock Purchase Plan. Purchases under the Stock Purchase Plan are made twice a year on January 15th and on July 15th. Shares purchased under the Stock Purchase Plan totaled approximately 228,000 in 2004, 256,000 in 2003 and 201,000 in 2002. At January 14, 2005, subscriptions under the Stock Purchase Plan were outstanding for approximately 122,000 shares at $20.54 per share. The grant date weighted-average fair value of each option to purchase under the Stock Purchase Plan was estimated to be $5.43, $7.21 and $5.62 in 2004, 2003 and 2002, respectively.

17.	Supplemental Cash Flow Information

Supplemental disclosures of cash flow information for 2004, 2003 and 2002 are as follows:

(In thousands)	2004	2003	2002

Cash paid during the year for:
Interest	$17,233	$17,757	$14,222

Income taxes	$17,790	$35,934	$9,806

Effects of companies acquired:
Fair value of assets acquired	$4,650	$15,806	$303,471
Fair value of liabilities assumed	(1,164)	(2,359)	(60,239)
Stock issued for acquisitions, net	(400)	509	(28,103)

Net cash paid for acquisitions	$3,086	$13,956	$215,129

18.	Commitments and Contingencies

The Company’s Fresh-cut segment has contracts to purchase produce, some of which have variable quantities, with minimum and maximum limits. The Company’s minimum commitment under produce purchase contracts, which expire at various times throughout 2005 and 2006, totaled approximately $142.3 million at January 1, 2005. The Company’s Fresh-cut, Broadline and Customized segments also had outstanding contracts and purchase orders for capital projects totaling $2.0 million, $4.1 million and $36.0 million, respectively, at January 1, 2005. Amounts due under these Fresh-cut, Broadline and Customized contracts were not included on the Company’s consolidated balance sheet as of January 1, 2005, in accordance with generally accepted accounting principles.

In connection with certain acquisitions, the Company entered into earnout agreements with certain of the former owners of the businesses that the Company acquired. These agreements are based upon certain net earnings and synergy targets, as defined in each agreement. These earnout payments, to the extent earned, are for companies acquired and may include payments in cash and shares of the Company’s common stock. As of January 1, 2005, the maximum potential earnout obligation, assuming all future earnout targets are met in their earliest possible years, totaled $13.5 million, excluding approximately $1.3 million accrued in 2004 related to an earnout settlement with the former owners of Middendorf Meat, all of which can be potentially earned in 2005. These contingent payments are not recorded on the Company’s consolidated balance sheet at January 1, 2005, in accordance with generally accepted accounting principles. If paid, these earnout payments would increase the goodwill of the companies acquired. If the future earnout targets are not met, these maximum amounts will be lower, or the Company may not be required to make any payments.

The Company has entered into numerous operating leases, including leases of buildings, equipment, tractors and trailers. In certain of the Company’s leases of tractors, trailers and other vehicles and equipment, the Company has provided residual value guarantees to the lessors. Circumstances that would require the Company to perform under the guarantees include either (1) the Company’s default on the leases with the leased assets being sold for less than the specified residual values in the lease agreements, or (2) the Company’s decisions not to purchase the assets at the end of the lease terms combined with the sale of the assets, with sales proceeds less than the residual value of the leased assets specified in the lease agreements. The Company’s residual value guarantees under these operating lease agreements typically range between 4% and 20% of the value of the leased assets at inception of the lease. These leases have original terms ranging from one to nine years and expiration dates ranging from 2005 to 2011. As of January 1, 2005, the undiscounted maximum amount of potential future payments under the Company’s guarantees totaled $6.2 million, which would be mitigated by the fair value of the leased assets at lease expiration. The assessment as to whether it is probable that the Company will be required to make payments under the terms of the guarantees is based upon the Company’s actual and expected loss experience. Consistent with the requirements of FASB Interpretation No. (“FIN”) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, the Company has recorded $55,000 of the $6.2 million of potential future guarantee payments on its consolidated balance sheet as of January 1, 2005.

On February 13, 2004, the Company reached a settlement with the Securities and Exchange Commission (the “SEC”) with respect to the accounting errors at one of its Broadline subsidiaries. These accounting errors were first announced in early 2002. Under the terms of the settlement, the Company consented to the entry of an order, without admitting or denying the SEC’s findings, that requires the Company to comply with certain provisions of the federal securities laws, including keeping accurate books and records, filing accurate reports and maintaining an adequate system of internal controls. The Company was not required to pay a monetary penalty.

In November 2003, certain of the former shareholders of PFG — Empire Seafood, a wholly owned subsidiary which the Company acquired in 2001, brought a lawsuit against the Company in the Circuit Court, Eleventh Judicial Circuit in Dade County, seeking unspecified damages and alleging breach of their employment and earnout agreements. Additionally, they seek to have their non-compete agreements declared invalid. The Company intends to vigorously defend itself and may assert counterclaims against the former shareholders. Management currently believes that this lawsuit will not have a material adverse effect on the Company’s financial condition or results of operations.

From time to time, the Company is involved in various legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not have a material adverse effect on the Company’s financial condition or results of operations.

19.	Springfield Foodservice Ammonia Leak

In July 2002, the Company discovered an ammonia leak in the refrigeration system at its Springfield Foodservice facility in Massachusetts. Springfield Foodservice resumed limited shipments of non-refrigerated products from the facility within a week of the incident, and resumed shipments of refrigerated and frozen products within two weeks of the incident. The Company’s Broadline facilities based in Maine and New Jersey were able to service certain of the customers normally served by the Springfield facility until the Springfield Foodservice facility became fully operational.

Although there were no injuries and the leak was confined to the facility, the leak did cause physical damage at the facility and affected the 2002 sales and operating profit of the Company’s Broadline segment. The Company estimated the impact in 2002 related to the ammonia leak at the Springfield Foodservice facility to be approximately $6.6 million before taxes (unaudited). Cost of goods sold for 2002 in the Company’s Broadline segment included $3.3 million of damaged inventory, net of $1.0 million of insurance coverage. Other costs of $2.1 million were included in operating expenses in 2002 in the Company’s Broadline segment. Operating profit in 2002 was affected by an additional approximately $1.2 million (unaudited) related to the estimated impact of the interruption on Springfield Foodservice’s operations. In the fourth quarter of 2003, the Company received an additional $2.0 million of insurance proceeds related to the ammonia leak, which it recorded in cost of goods sold in its consolidated statement of earnings.

20.	Segment Information

The Company markets and distributes food and non-food products to customers in the foodservice, or “food-away-from-home,” industry. In addition, the Company is a major processor of fresh-cut produce, which is marketed and distributed to retail and foodservice customers. The Company has aggregated its subsidiaries into three segments, as defined by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, based upon their respective economic characteristics. The Broadline segment markets and distributes food and non-food products to both street and chain customers. The Customized segment services family and casual dining chain restaurants nationwide and internationally. The Fresh-cut segment purchases, processes, packages and distributes a variety of packaged, ready-to-eat salads and other fresh-cut produce to food retailers and to third-party distributors for resale primarily to quick-service restaurants. The accounting policies of the segments are the same as those described in Note 2. Inter-segment sales represent sales between the segments, which are eliminated in consolidation.

				Corporate &
(In thousands)	Broadline	Customized	Fresh-cut	Inter-segment	Consolidated

2004
Net external sales	$3,120,500	$2,052,578	$975,845	$—	$6,148,923
Inter-segment sales	806	302	13,197	(14,305)	—
Total sales	3,121,306	2,052,880	989,042	(14,305)	6,148,923
Operating profit	70,196	21,538	49,266	(28,054)	112,946
Total assets	830,421	176,827	667,556	152,961	1,827,765
Interest expense (income)	12,366	747	19,741	(16,025)	16,829
Loss (gain) on sale of receivables	7,845	2,596	—	(8,020)	2,421
Depreciation	13,457	4,355	29,212	3,558	50,582
Amortization	3,626	—	4,491	—	8,117
Capital expenditures	15,089	20,770	42,836	4,776	83,471

2003
Net external sales	$2,804,921	$1,797,871	$917,019	$—	$5,519,811
Inter-segment sales	1,056	348	16,352	(17,756)	—
Total sales	2,805,977	1,798,219	933,371	(17,756)	5,519,811
Operating profit	69,664	19,704	66,405	(17,043)	138,730
Total assets	795,566	147,233	667,698	125,971	1,736,468
Interest expense (income)	13,599	325	19,057	(13,858)	19,123
Loss (gain) on sale of receivables	5,674	2,182	—	(6,091)	1,765
Depreciation	14,038	3,741	22,998	2,134	42,911
Amortization	3,793	—	4,525	—	8,318
Capital expenditures	32,250	21,577	55,846	3,146	112,819

2002
Net external sales	$2,204,130	$1,409,594	$824,659	$—	$4,438,383
Inter-segment sales	677	—	12,343	(13,020)	—
Total sales	2,204,807	1,409,594	837,002	(13,020)	4,438,383
Operating profit	55,232	15,903	68,543	(13,980)	125,698
Total assets	739,574	125,325	610,267	142,551	1,617,717
Interest expense (income)	10,704	468	20,545	(12,954)	18,763
Loss (gain) on sale of receivables	4,440	1,583	—	(4,191)	1,832
Depreciation	12,778	3,138	19,185	1,421	36,522
Amortization	2,584	—	4,531	1,225	8,340
Capital expenditures	7,996	7,050	36,871	5,739	57,656

The sales mix for the Company’s principal product and service categories is as follows (unaudited):

(In thousands)	2004	2003	2002

Center-of-the-plate	$2,164,767	$1,807,281	$1,360,244
Pre-cut produce	932,130	877,985	758,147
Canned and dry groceries	914,457	943,098	734,962
Frozen foods	857,913	698,330	576,976
Refrigerated and dairy products	537,506	507,975	381,779
Paper products and cleaning supplies	360,009	347,389	269,831
Other produce	238,169	232,713	268,388
Procurement, merchandising and other services	92,933	70,871	50,462
Equipment and supplies	51,039	34,169	37,594

Total	$6,148,923	$5,519,811	$4,438,383

21.	Subsequent Events

On February 22, 2005, the Company signed a definitive agreement to sell all of its stock in the companies that make up its Fresh-cut segment to Chiquita Brands International, Inc. for a purchase price of $855.0 million. Consummation of the sale is subject to the expiration of the waiting period under the Hart-Scott-Rodino Act and the satisfaction of other customary conditions. The Company expects net proceeds after taxes and expenses related to the transaction to be approximately $695.0 million. Effective in the first quarter of 2005, the Company will classify the assets and liabilities of the Fresh-cut segment as discontinued operations and will report the results of operations for Fresh-cut in discontinued operations in accordance with SFAS No. 144.

On February 22, 2005, the Company (acting through the Compensation Committee of the Board of Directors) accelerated the vesting of certain unvested options to purchase approximately 1.8 million shares of the Company’s common stock held by certain employees and officers under the Company’s 1993 Employee Stock Incentive Plan and 2003 Equity Incentive Plan which had exercise prices greater than the closing price of the Company’s common stock on February 22, 2005. These options became exercisable immediately as a result of the vesting acceleration. The Company currently accounts for stock options under the provisions of APB No. 25 and related interpretations which do not require any compensation expense to be recorded for modification of stock options if, at the date of modification, the strike price is greater than the market price. As such, the Company will not record any compensation expense as a result of this acceleration.

Report of Independent Registered Public Accounting Firm

The Board of Directors
Performance Food Group Company:

Under date of March 15, 2005, we reported on the consolidated balance sheets of Performance Food Group Company and subsidiaries (the “Company”) as of January 1, 2005 and January 3, 2004, and the related consolidated statements of earnings, shareholders’ equity and cash flows for each of the fiscal years in the three-year period ended January 1, 2005 as contained in the 2004 annual report to shareholders. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule included herein. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material aspects, the information set forth therein.

/s/ KPMG LLP

Richmond, Virginia
March 15, 2005

PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

	Beginning Balance	Additions		Deductions (1)	Ending Balance
			Charged to Other
(In thousands)		Charged to Expense	Accounts

Allowance for Doubtful Accounts

December 28, 2002	$9,247	$3,385	$4,235	$3,390	$13,477

January 3, 2004	13,477	5,546	—	9,932	9,091

January 1, 2005	9,091	8,973	—	7,102	10,962

(1)	For the year ended January 3, 2004, deductions included accounts receivable write-offs, net of recoveries, of $4.6 million and purchase accounting reversals to goodwill of $5.3 million.