Form 10-Q
period 2005-04-02
PERFORMANCE FOOD GROUP CO
filed 2005-05-12
CIK 908254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGES ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 2, 2005

Commission File No.: 0-22192

PERFORMANCE FOOD GROUP COMPANY

(Exact name of registrant as specified in its charter)

Tennessee	54-0402940

(State or other jurisdiction of incorporation of organization)	(I.R.S. employer identification number)

12500 West Creek Parkway	23238

Richmond, Virginia	(Zip Code)

(Address of Principle Executive Offices)

(804) 484-7700

Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☑            Yes            No

Indicated by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

☑            Yes            No

As of May 9, 2005, 46,967,388 shares of the issuer’s common stock were outstanding.

Review Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Performance Food Group Company:

We have reviewed the accompanying condensed consolidated balance sheet of Performance Food Group Company and subsidiaries (the Company) as of April 2, 2005, and the related condensed consolidated statements of earnings and cash flows for the three-month periods ended April 2, 2005 and April 3, 2004. These condensed consolidated financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Performance Food Group Company and subsidiaries as of January 1, 2005, and the related consolidated statements of earnings, shareholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated March 15, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 1, 2005 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/KPMG LLP

Richmond, Virginia
May 11, 2005

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands)	April 2, 2005	January 1, 2005

Assets
Current assets:
Cash and cash equivalents	$49,710	$52,322
Accounts receivable, net, including retained interest in securitized receivables	197,498	171,191
Inventories	287,097	287,019
Other current assets	22,929	25,463
Current assets of discontinued operations (Note 3)	669,061	109,924

Total current assets	1,226,295	645,919
Property, plant and equipment, net	214,247	201,248
Goodwill, net	354,037	354,038
Other intangible assets, net	53,405	54,471
Other assets	14,004	13,502
Non-current assets of discontinued operations (Note 3)	—	558,587

Total assets	$1,861,988	$1,827,765

Liabilities and Shareholders’ Equity
Current liabilities:
Outstanding checks in excess of deposits	$54,239	$103,948
Current installments of long-term debt	661	661
Trade accounts payable	287,791	227,882
Other current liabilities	128,104	112,580
Current liabilities of discontinued operations (Note 3)	203,298	116,024

Total current liabilities	674,093	561,095
Long-term debt, excluding current installments	255,719	263,859
Deferred income taxes	40,871	40,775
Long-term liabilities of discontinued operations (Note 3)	—	87,723

Total liabilities	970,683	953,452
Shareholders’ equity	891,305	874,313

Total liabilities and shareholders’ equity	$1,861,988	$1,827,765

See accompanying notes to unaudited condensed consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings (Unaudited)

	Three Months Ended
(In thousands, except per share amounts)	April 2, 2005	April 3, 2004

Net sales	$1,422,807	$1,224,537
Cost of goods sold	1,242,891	1,066,484

Gross profit	179,916	158,053
Operating expenses	170,490	152,341

Operating profit	9,426	5,712

Other income (expense), net:
Interest expense	(973)	(1,982)
Loss on sale of receivables	(1,006)	(468)
Other, net	164	202

Other expense, net	(1,815)	(2,248)

Earnings from continuing operations before income taxes	7,611	3,464
Income tax expense from continuing operations	2,928	1,307

Earnings from continuing operations	4,683	2,157
Earnings from discontinued operations	9,012	5,319

Net earnings	$13,695	$7,476

Weighted average common shares outstanding:
Basic	46,872	45,999
Diluted	47,403	47,067

Net earnings per common share:
Basic earnings per common share - continuing operations	$0.10	$0.05
Basic earnings per common share - discontinued operations	0.19	0.11

	$0.29	$0.16

Diluted earnings per common share - continuing operations	$0.10	$0.05
Diluted earnings per common share - discontinued operations	0.19	0.11

	$0.29	$0.16

See accompanying notes to unaudited condensed consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
(In thousands)	April 2, 2005	April 3, 2004

Cash flows from operating activities:
Net earnings	$13,695	$7,476
Earnings from discontinued operations	(9,012)	(5,319)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	5,522	5,175
Amortization	907	900
Tax benefit on exercise of stock options	223	774
Other	197	356
Change in operating assets and liabilities, net	52,431	7,138

Net cash provided by operating activities from continuing operations	63,963	16,500

Cash flows from investing activities:
Purchases of property, plant and equipment	(18,546)	(5,421)
Net cash paid for acquisitions	(1,255)	(300)
Proceeds from sale of property, plant and equipment	17	31

Net cash used in investing activities from continuing operations	(19,784)	(5,690)

Cash flows from financing activities:
(Decrease) increase in outstanding checks in excess of deposits	(49,709)	26,731
Net payments on revolving credit facility	(7,950)	(43,229)
Principal payments on long-term debt	(190)	(176)
Cash paid for debt issuance costs	(28)	(15)
Employee stock option, incentive and purchase plans	3,073	4,243

Net cash used in financing activities from continuing operations	(54,804)	(12,446)

Cash provided by discontinued operations	8,013	14,234

Net (decrease) increase in cash and cash equivalents	(2,612)	12,598
Cash and cash equivalents, beginning of period	52,322	38,916

Cash and cash equivalents, end of period	$49,710	$51,514

See accompanying notes to unaudited condensed consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Basis of Presentation

The accompanying condensed consolidated financial statements of Performance Food Group Company and subsidiaries (the “Company”) as of April 2, 2005 and for the three months ended April 2, 2005 and April 3, 2004 are unaudited. The unaudited January 1, 2005 condensed consolidated balance sheet was derived from the audited consolidated balance sheet included in the Company’s latest Annual Report of Form 10-K. The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting, and in accordance with Rule 10-01 of Regulation S-X.

In the opinion of management, the unaudited condensed consolidated financial statements contained in this report reflect all adjustments, consisting of only normal recurring accruals, which are necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. References in this Form 10-Q to the 2005 and 2004 quarters refer to the fiscal quarters ended April 2, 2005 and April 3, 2004, respectively. These unaudited condensed consolidated financial statements, note disclosures and other information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K.

On February 22, 2005, the Company signed a definitive agreement to sell the companies comprising its Fresh-cut segment. As of that date, the Company met the criteria required to account for the Fresh-cut segment as a discontinued operation. As such, unless otherwise noted, all amounts presented, including all note disclosures, contain only information related to the Company’s continuing operations. See Note 3 for additional discontinued operations disclosures.

2.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Company’s condensed consolidated financial statements and notes thereto. The most significant estimates used by management are related to the accounting for the allowance for doubtful accounts, reserve for inventories, goodwill and other intangible assets, reserves for claims under self-insurance programs, sales incentives, vendor rebates and other promotional incentives, bonus accruals, depreciation, amortization and income taxes. Actual results could differ from the estimates.

Inventories

The Company’s inventories consist of food and non-food products. The Company primarily values inventories at the lower of cost or market using principally the first-in, first-out (“FIFO”) method. At April 2, 2005 and January 1, 2005, the Company’s inventory balances of $287.1 million and $287.0 million, respectively, consisted primarily of finished goods.

Revenue Recognition

The Company recognizes sales when persuasive evidence of an arrangement exists, the price is fixed or determinable, the product has been delivered to the customer and there is reasonable assurance or collection of the sales proceeds. Sales returns are recorded as reductions of sales.

Stock-Based Compensation

At April 2, 2005, the Company had stock-based employee compensation plans, which are accounted for under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no stock-option related compensation cost has been reflected in net earnings in the condensed consolidated statements of earnings for the 2005 and 2004 quarters, except when there was a modification to a fixed award. The following table illustrates the effect on net earnings and net earnings per common share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. The fair value of each option was estimated at the grant date using the Black-Scholes option-pricing model.

(In thousands)	2005 Quarter	2004 Quarter

Net earnings, as reported	$13,695	$7,476

Add: Stock-based compensation included in current period net earnings, net of related tax effects	—	228
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects (includes approximately $7.3 million in the 2005 quarter related to the accelerated vesting of certain awards)	(8,437)	—

Pro forma net earnings	$5,258	$5,894

Net earnings per common share:
Basic – as reported	$0.29	$0.16
Basic – pro forma	$0.11	$0.13
Diluted – as reported	$0.29	$0.16
Diluted – pro forma	$0.11	$0.13

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R supersedes APB Opinion No. 25 and its related implementation guidance. SFAS No. 123R establishes standards for the accounting for transactions in which an entity issues equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS No. 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. The Company will adopt the modified prospective application provisions of SFAS No. 123R in its first fiscal quarter of 2006. Based on the underlying variables in the calculation, the Company has not determined the final impact, however, the Company anticipates the adoption of this standard will have a material impact on its results of operations.

During the 2005 quarter, the Company (acting through the Compensation Committee of the Board of Directors) accelerated the vesting of certain unvested options to purchase approximately 1.8 million shares of its common stock held by certain employees and officers under its 1993 Employee Stock Incentive Plan and 2003 Equity Incentive Plan which had exercise prices greater than the closing price of its common stock on February 22, 2005. These options became exercisable immediately as a result of the vesting acceleration and, as a result, the Company will not be required to recognize any compensation expense associated with these option grants in future years.

3.	Discontinued Operations

On February 22, 2005, the Company signed a definitive agreement to sell all of the stock it owns in the companies comprising its Fresh-cut segment to Chiquita Brands International, Inc. for a purchase price of $855.0 million. The Company anticipates the sale will occur during its second quarter of 2005. As of the date of that agreement, the Company met all the requirements of SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, for accounting for the Fresh-cut segment as a discontinued operation. As such, the Fresh-cut segment discontinued depreciation and amortization of long-lived assets, in accordance with generally accepted accounting principles. In accordance with EITF No. 87-24, “Allocation of Interest to Discontinued Operations”, the Company allocated certain interest expense on debt that is required to be repaid as a result of the sale and a portion of interest expense associated with the Company’s revolving credit facility and subordinated convertible notes. The allocation percentage was calculated based on the ratio of net assets of the discontinued operation to consolidated net assets. Interest expense allocated to discontinued operations totaled $1.9 million and $2.7 million for the 2005 and 2004 quarters, respectively. The assets and liabilities of the discontinued Fresh-cut segment reflected on the consolidated balance sheets at April 2, 2005 and January 1, 2005 were comprised of the following:

(In thousands)	April 2, 2005	January 1, 2005

Assets
Accounts receivable	$81,035	$74,563
Inventories	21,220	27,816
Other current assets	7,877	7,545

Total current assets	110,132	109,924

Property, plant and equipment, net	193,914	193,453
Goodwill, net	232,473	232,473
Other intangible assets, net	129,769	130,399
Other assets	2,773	2,262

Total non-current assets	558,929	558,587

Total assets	$669,061	$668,511

Liabilities
Outstanding checks in excess of deposits	$19,760	$24,131
Current installments of long-term debt	275	275
Trade accounts payable	40,003	39,775
Other current liabilities	55,476	51,843

Total current liabilities	115,514	116,024

Long-term Debt	14,725	14,725
Deferred income taxes	73,059	72,998

Total non-current liabilities	87,784	87,723

Total liabilities	$203,298	$203,747

The net sales and earnings before income taxes of the Company’s discontinued operation were as follows:

	Three Months Ended
(In thousands)	April 2, 2005	April 3, 2004

Net sales	$244,308	$240,530

Earnings before income taxes	$14,608	$8,594

4.	Business Combinations

During the 2005 quarter, the Company paid approximately $1.3 million related to the settlement of an earnout agreement with the former owners of Middendorf Meat Company (“Middendorf Meat”). This amount was accrued, with a corresponding increase to goodwill, in the Company’s 2004 fourth quarter. During the 2004 quarter, the Company paid $300,000 related to certain contractual obligations in the purchase agreement in connection with a 2001 acquisition.

5.	Earnings Per Common Share

Basic earnings per common share (“EPS”) is computed by dividing earnings from continuing operations available to common shareholders (numerator) by the weighted averaged number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be repurchased upon the exercise of stock options.

During the 2004 quarter, the Company had convertible subordinated notes (the “Convertible Notes”) outstanding. The calculation of diluted EPS is done on an “if-converted” basis and without conversion of the Convertible Notes. If the calculation of diluted EPS is more dilutive assuming conversion of the Convertible Notes, the after-tax interest on the Convertible Notes is added to net income and the shares into which the Convertible Notes are convertible are added to the dilutive shares. The Convertible Notes were redeemed during the Company’s fourth quarter of 2004, as such, they are not applicable to the EPS calculation in the 2005 quarter. In the 2004 quarter, the Convertible Notes were not included in the computation of diluted EPS because they were anti-dilutive. A reconciliation of the numerators and denominators of the basic and diluted EPS computations is as follows:

	2005 Quarter			2004 Quarter
(In thousands, except per share
amounts)	Earnings	Shares	Per-Share Amount	Earnings	Shares	Per-Share Amount

Basic EPS – continuing operations	$4,683	46,872	$0.10	$2,157	45,999	$0.05
Dilutive effect of stock options	—	531	—	—	1,068	—

Diluted EPS – continuing operations	$4,683	47,403	$0.10	$2,157	47,067	$0.05

Options to purchase approximately 2.7 million shares that were outstanding at April 2, 2005 were excluded from the computation of diluted shares because of their anti-dilutive effect on EPS for the 2005 quarter. The exercise price of these options ranged from $26.75 to $41.15. Options to purchase approximately 1.4 million shares that were outstanding at April 3, 2004 were excluded from the computation of diluted shares because of their anti-dilutive effect on EPS for the 2004 quarter. The exercise prices of these options ranged from $33.67 to $41.15.

6.	Receivables Facility

In July 2001, the company entered into a receivables purchase facility (the “Receivable Facility”), under which PFG Receivables Corporation, a wholly owned, special-purpose subsidiary, sold an undivided interest in certain of the Company’s trade receivables. PFG Receivables Corporation was formed for the sole purpose of buying receivables generated by certain of the Company’s operating units and selling an undivided interest in those receivables to a financial institution. Under the Receivables Facility, certain of the Company’s operating units sell a portion of their accounts receivable to PFG Receivables Corporation, which in turn, subject to certain conditions, may from time to time sell an undivided interest in these receivables to a financial institution. The Company’s operating units continue to service the receivables on behalf of the financial institution at estimated market rates. Accordingly, the Company has not recognized a servicing asset or liability. In June 2004, the Company extended the term of the Receivables Facility through June 27, 2005.

At April 2, 2005, securitized accounts receivable totaled $214.7 million, including $130.0 million sold to the financial institution and derecognized from the condensed consolidated balance sheet. Total securitized accounts receivable includes the Company’s residual interest in accounts receivable (“Residual Interest”) of $84.7 million. At January 1, 2005, securitized accounts receivable totaled $225.6 million, including $130.0 million sold to the financial institution and derecognized from the consolidated balance sheet, and including Residual Interest of $95.6 million. The Residual Interest represents the Company’s retained interest in receivables held by PFG Receivables Corporation. The Residual Interest was measured using the estimated discounted cash flows of the underlying accounts receivable, based on estimated collections and a discount rate approximately equivalent to the Company’s incremental borrowing rate. The loss on sale of the undivided interest in receivables of $1.0 million and $468,000 in the 2005 and 2004 quarters, respectively, is included in other expense, net, in the condensed consolidated statements of earnings and represents the Company’s cost of securitizing those receivables with the financial institution.

The Company records the sale of the undivided interest in accounts receivable to the financial institution in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Accordingly, at the time the undivided interest in receivables is sold, the receivables are removed from the Company’s consolidated balance sheet. The Company records a loss on the sale of the undivided interest in these receivables, which includes a discount, based upon the receivables’ credit quality and a financing cost for the financial institution, based upon a 30-day commercial paper rate. At April 2, 2005, the rate under the Receivables Facility was 3.18% per annum.

The key economic assumptions used to measure the Residual Interest at April 2, 2005 were a discount rate of 3.05% and an estimated life of approximately 1.5 months. At April 2, 2005, an immediate adverse change in the discount rate and estimated life of 10% and 20%, with other factors remaining constant, would reduce the fair value of the Residual Interest with a corresponding increase in the loss on sale of receivables, but would not have a material impact on the Company’s consolidated financial condition or results of operations.

7.	Goodwill and Other Intangible Assets

The following table presents details of the Company’s intangible assets as of April 2, 2005 and January 1, 2005:

	As of April 2, 2005			As of January 1, 2005
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
(In thousands)	Amount	Amortization	Net	Amount	Amortization	Net

Intangible assets with definite lives:
Customer relationships	$32,859	$8,187	$24,672	$32,859	$7,625	$25,234
Trade names and trademarks	17,228	2,243	14,985	17,228	2,058	15,170
Deferred financing costs	2,828	1,577	1,251	2,801	1,390	1,411
Non-compete agreements	3,203	2,440	763	3,203	2,281	922

Total intangible assets with definite lives	$56,118	$14,447	$41,671	$56,091	$13,354	$42,737

Intangible assets with indefinite lives:
Goodwill*	$366,063	$12,026	$354,037	$366,064	$12,026	$354,038
Trade names	11,869	135	11,734	11,869	135	11,734

Total intangible assets with indefinite lives	$377,932	$12,161	$365,771	$377,933	$12,161	$365,772

*Amortization was recorded before the Company’s adoption of SFAS No. 142, Goodwill and Other Intangible Assets.

The Company recorded amortization expense of $1.1 million and $1.3 million in the 2005 and 2004 quarters, respectively. These amounts included amortization of debt issuance costs of approximately $187,000 and $372,000 in the 2005 and 2004 quarters, respectively. The estimated future amortization expense on intangible assets as of April 2, 2005 is as follows:

(In thousands)	Amount

2005 (remaining quarters)	$2,997
2006	3,739
2007	3,328
2008	2,825
2009	2,819
2010	2,812
Thereafter	23,151

Total amortization expense	$41,671

8.	Commitments and Contingencies

At April 2, 2005, the Company’s Customized and Broadline segments had outstanding purchase orders for capital projects totaling $30.3 million and $24.0 million, respectively. Amounts due under these contracts were not included on the Company’s condensed consolidated balance sheet as of April 2, 2005, in accordance with generally accepted accounting principles.

The Company has entered into numerous operating leases, including leases of buildings, equipment, tractors and trailers. In certain of the Company’s leases of tractors, trailers and other vehicles and equipment, the Company has provided residual value guarantees to the lessors. Circumstances that would require the Company to perform under the guarantees include either (1) the Company’s default on the leases with the leased assets being sold for less than the specified residual values in the lease agreements, or (2) the Company’s decisions not to purchase the assets at the end of the lease terms combined with the sale of the assets, with sales proceeds less than the residual value of the leased assets specified in the lease agreements. The Company’s residual value guarantees under these operating lease agreements typically range between 4% and 20% of the value of the leased assets at inception of the lease. These leases have original terms ranging from one to nine years and expiration dates ranging from 2005 to 2012. As of April 2, 2005, the undiscounted maximum amount of potential future payments under the Company’s guarantees totaled $6.5 million, which would be mitigated by the fair value of the leased assets at lease expiration. The assessment as to whether it is probable that the Company will be required to make payments under the terms of the guarantees is based upon the Company’s actual and expected loss experience. Consistent with the requirements of FIN 45, the Company has recorded $55,000 of the $6.5 million of potential future guarantee payments on its condensed consolidated balance sheet as of April 2, 2005.

In connection with certain acquisitions, the Company has entered into earnout agreements with certain of the former owners of the businesses that the Company has acquired. These agreements are based upon certain sales, operating profit, net earnings and affiliate distributor targets, as defined in each agreement. These earnout payments are for companies acquired from 2000 to 2002, and may include payments in cash and/or shares of the Company’s common stock. As of April 2, 2005, the maximum potential earnout obligation, assuming all future earnout targets are met in their earliest possible years, totaled $11.0 million, all of which can be potentially earned in 2005. These contingent payments are not recorded on the Company’s condensed consolidated balance sheet at April 2, 2005, in accordance with generally accepted accounting principles. If paid, these earnout payments would increase the goodwill of the companies acquired. If the future earnout targets are not met, these maximum amounts will be lower, or the Company may not be required to make payments.

9.	Industry Segment Information

The Company has two operating segments included in its continuing operations: broadline foodservice distribution (“Broadline”) and customized foodservice distribution (“Customized”). As previously discussed in Note 3, the Company’s Fresh-cut segment is accounted for as a discontinued operation. Broadline markets and distributes more than 61,000 national proprietary brand food and non-food products to a total of over 43,000 street and chain customers. Broadline consists of 19 distribution facilities that design their own product mix, distribution routes and delivery schedules to accommodate the needs of a large number of customers whose individual purchases vary in size. In addition, Broadline operates three locations that provide merchandising services to independent foodservice distributors. Customized services casual and family dining chain restaurants. These customers generally prefer a centralized point of contact that facilitates item and menu changes, tailored distribution routing and customer service. The Customized distribution network distributes nationwide and internationally from eight distribution facilities.

2005 Quarter			Corporate and	Total Continuing
(In thousands)	Broadline	Customized	Intersegment	Operations

Net external sales	$860,044	$562,763	$—	$1,422,807
Intersegment sales	225	62	(287)	—
Total sales	860,269	562,825	(287)	1,422,807
Operating profit	12,654	5,766	(8,994)	9,426
Interest expense (income)	3,899	267	(3,193)	973
Loss (gain) on sale of receivables	2,776	743	(2,513)	1,006
Depreciation	3,339	1,164	1,019	5,522
Amortization	907	—	—	907
Capital expenditures	3,309	13,198	2,039	18,546

2004 Quarter			Corporate and	Total Continuing
(In thousands)	Broadline	Customized	Intersegment	Operations

Net external sales	$723,651	$500,886	$—	$1,224,537
Intersegment sales	267	77	(344)	—
Total sales	723,918	500,963	(344)	1,224,537
Operating profit	10,318	3,470	(8,076)	5,712
Interest expense (income)	3,080	171	(1,269)	1,982
Loss (gain) on sale of receivables	1,950	650	(2,132)	468
Depreciation	3,365	1,071	739	5,175
Amortization	900	—	—	900
Capital expenditures	2,304	1,449	1,668	5,421

Total assets by reportable segment and reconciliation to the condensed consolidated balance sheets are as follows:

(In thousands)	April 2, 2005	January 1, 2005

Broadline	$849,334	$830,421
Customized	196,474	176,827
Corporate & Intersegment	147,119	152,006
Discontinued operations	669,061	668,511

Total assets	$1,861,988	$1,827,765

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless this Form 10-Q indicates otherwise or the context otherwise requires, the terms “we,” “our,” “us,” or “Performance Food Group” as used in this Form 10-Q refer to Performance Food Group Company and its subsidiaries other than those making up our Fresh-cut segment. References in this Form 10-Q to the 2005 and 2004 quarters refer to our fiscal quarters ended April 2, 2005 and April 3, 2004, respectively. The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in the Form 10-Q.

On February 22, 2005, we signed a definitive agreement to sell all of our stock in the companies comprising our Fresh-cut segment to Chiquita Brands International, Inc. As of that date, the Fresh-cut segment met the criteria required under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to be accounted for as a discontinued operation. The following detailed discussion and analysis is representative of our continuing operations only and all prior year amounts have been reclassified to conform to current year discontinued operations presentation. Refer to “Discontinued Operations” for analysis of our discontinued operations.

Overview

Our net sales from continuing operations in the 2005 quarter increased 16.2% over the 2004 quarter, with all of our sales growth in the 2005 quarter coming from internal growth. Food price inflation contributed approximately 3% to our sales growth in the 2005 quarter. Primarily as a result of a shift in both customer and product mix, Broadline experienced a lower gross profit margin, which we define as gross profit as a percentage of net sales. The operating expense ratio, which we define as operating expenses as a percentage of net sales, declined primarily due to a shift in our customer mix and operational efficiencies in our Broadline segment.

Going forward, we continue to be focused on managing the growth we are generating in our business, adding new capacity and driving operational improvements in each of our business segments. We continue to seek innovative means of servicing our customers and producing a unique product to distinguish ourselves from others in the marketplace.

Results of Operations

	2005 Quarter		2004 Quarter
Net Sales
(In thousands)	Net Sales	% of Total	Net Sales	% of Total

Broadline	$860,269	60.5%	$723,918	59.1%
Customized	562,825	39.5%	500,963	40.9%
Intersegment*	(287)	—	(344)	—

Total net sales from continuing operations	$1,422,807	100.0%	$1,224,537	100.0%

*Intersegment sales are sales between the segments, which are eliminated in consolidation.

Consolidated. In the 2005 quarter, net sales from continuing operations increased $198.3 million, or 16.2%, over the 2004 quarter. All of our growth in the 2005 quarter was from existing operations. We estimated that food product inflation contributed approximately 3% to net sales growth. Both of our continuing operations’ segments contributed to our sales growth in the 2005 quarter, with each segment having sales growth in excess of 12%. Both segments are discussed in more detail in the following paragraphs.

Broadline. In the 2005 quarter, Broadline net sales increased $136.4 million, or 18.8%, over the 2004 quarter. We estimated that food price inflation contributed approximately 3% to Broadline’s net sales growth. In the 2005 quarter, we experienced significant growth in our multi-unit business due to new multi-unit customers that were added during 2004.

Broadline net sales represented 60.5% and 59.1% of our net sales from continuing operations in the 2005 and 2004 quarters, respectively. The increase as a percentage of our net sales from continuing operations is due to growth in our multi-unit business, as noted above.

Customized. In the 2005 quarter, Customized net sales increased $61.9 million, or 12.3%, over the 2004 quarter due to continued growth with existing customers. Customized net sales represented 39.5% and 40.9% of our net sales from continuing operations in the 2005 and 2004 quarters, respectively. This decline is due to the increase in Broadline sales, as noted above.

Costs of goods sold

Consolidated. In the 2005 quarter, cost of goods sold increased $176.4 million, or 16.5%, to $1.2 billion, compared to $1.1 billion in the 2004 quarter. Costs of goods sold as a percentage of net sales, or the cost of goods sold ratio, was 87.4% in the 2005 quarter and 87.1% in the 2004 quarter. The increase in the cost of goods sold ratio is primarily the result of a shift in both the customer and product mix in our Broadline segment.

Broadline. Our Broadline segment’s costs of goods sold as a percentage of net sales in the 2005 quarter increased compared to the 2004 quarter due to the increase in our sales mix of multi-unit business and an increase in our product mix toward more center of the plate products, which typically carry a lower gross margin.

Customized. Our Customized segment’s cost of goods sold as a percentage of net sales was relatively flat in the 2005 quarter compared to the 2004 quarter.

Gross profit

In the 2005 quarter, gross profit from continuing operations increased $21.9 million, or 13.8%, to $179.9 million, compared to $158.0 million in the 2004 quarter. Gross profit margin was 12.6% in the 2005 quarter, compared to 12.9% in the 2004 quarter. The decline in the gross profit margin was driven in part by the increase in our sales to multi-unit businesses and an increase in our product mix toward more center-of-the-plate products in our Broadline segment, which both typically carry a lower gross margin.

Operating expenses

Consolidated. In the 2005 quarter, operating expenses increased $18.2 million, or 11.9%, to $170.5 million, compared to $152.3 million in the 2004 quarter. Operating expenses as a percentage of net sales were 12.0% in the 2005 quarter compared to 12.4% in the 2004 quarter. This decline is primarily due to the increased mix of multi-unit business and operating efficiencies in our Broadline segment, partially offset by higher insurance and fuel costs in both segments.

Broadline. Our Broadline segment’s operating expenses declined as a percentage of sales in the 2005 quarter from the 2004 quarter. The decline in the operating expense ratio in the quarter is due primarily to the increased mix of multi-unit business which has a lower expense ratio, and through improved operating efficiencies, partially offset by higher fuel and insurance costs.

Customized. Our Customized segment’s operating expenses as a percentage of sales declined slightly in the 2005 quarter from the 2004 quarter. The decline in the operating expense ratio in the quarter was primarily due to the lapping of higher labor costs associated with the previously announced labor dispute in the prior year, partially offset by higher fuel and insurance costs.

Corporate. Our Corporate segment’s operating expenses increased in the 2005 quarter compared to the 2004 quarter as a result of incremental costs associated with the completion of our previously disclosed Audit Committee investigation.

Operating Profit

	2005 Quarter		2004 Quarter
Operating Profit	Operating		Operating
(In thousands)	Profit	% of Sales	Profit	% of Sales

Broadline	$12,654	1.5%	$10,318	1.4%
Customized	5,766	1.0%	3,470	0.7%
Corporate	(8,994)	—	(8,076)	—

Total operating profit from continuing operations	$9,426	0.66%	$5,712	0.47%

Consolidated. In the 2005 quarter, operating profit from continuing operations increased $3.7 million, or 65.0% from the 2004 quarter. Operating profit margin, defined as operating profit as a percentage of net sales, was 0.7% in the 2005 quarter and 0.5% in the 2004 quarter. The increase in operating profit margin in the 2005 quarter as compared to the 2004 quarter was driven mainly by operational efficiencies, partially offset by lower gross margins due to a change in product mix and higher insurance costs, as noted above.

Broadline. Our Broadline segment’s operating profit margin was 1.5% in the 2005 quarter compared to 1.4% in the 2004 quarter. Operating profit margin in the 2005 quarter was positively impacted by an increased mix of multi-unit business which has a lower expense ratio and through improved operating efficiencies, partially offset by higher insurance costs.

Customized. Our Customized segment’s operating profit margin was 1.0% in the 2005 quarter compared to 0.7% in the 2004 quarter. Operating profit margin in the 2005 quarter was positively impacted by the lapping of higher labor costs associated with the previously announced labor dispute, partially offset by higher insurance costs.

Other expense, net

Other expense, net, was $1.8 million in the 2005 quarter compared to $2.3 million in the 2004 quarter. Included in other expense, net, was interest expense of $1.0 million and $2.0 million in the 2005 and 2004 quarters, respectively. The decline in interest expense is primarily due to the redemption of our Convertible Notes in the fourth quarter of 2004 and the replacement of the Convertible Notes with lower interest debt, partially offset by higher interest rates on our variable rate debt. Other expense, net, also included losses on the sale of the undivided interest in receivables of $1.0 million in the 2005 quarter and $468,000 in the 2004 quarter. These losses are related to our receivables purchase facility, referred to as the Receivables Facility, and represents the discount from the carrying value that we incur from our sales of receivables to the financial institution. The increase from the 2004 quarter is due to an increase in the Receivables Facility from $110.0 to $130.0 million in 2004 and higher interest rates. The Receivables Facility is discussed below in “Liquidity and Capital Resources.”

Income tax expense

Income tax expense from continuing operations was $2.9 million in the 2005 quarter compared to $1.3 million in the 2004 quarter. As a percentage of earnings before income taxes, the provision for income taxes from continuing operations was approximately 38.5% in the 2005 quarter compared to 37.7% in the 2004 quarter. We expect our effective tax rate from continuing operations to remain at approximately 38.5% for the remainder of 2005.

Earnings from continuing operations

In the 2005 quarter, earnings from continuing operations increased $2.5 million, or 117%, to $4.7 million from $2.2 million in the 2004 quarter. Earnings as a percentage of net sales were 0.3% in the 2005 quarter compared to 0.2% in the 2004 quarter.

Diluted earnings per common share

Diluted earnings per common share from continuing operations, or EPS, is computed by dividing earnings from continuing operations available to common shareholders by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. In the 2005 quarter, diluted EPS increased 100% to $0.10 from $0.05 in the 2004 quarter. After-tax interest expense and common share equivalents related to the Convertible Notes were not included in the EPS calculation in the 2005 quarter as they were redeemed in the 2004 fourth quarter. The Convertible Notes were not included in the calculation of diluted EPS in the 2004 quarter because they were anti-dilutive.

Liquidity and Capital Resources

We have historically financed our operations and growth primarily with cash flows from operations, borrowings under our credit facilities, the issuance of long-term debt, the sale of undivided interests in receivables sold under the Receivables Facility, operating leases, normal trade credit terms and the sale of our common stock. Despite our growth in net sales, we have reduced our working capital needs by financing our inventory principally with accounts payable and outstanding checks in excess of deposits. We typically fund our acquisitions, and expect to fund future acquisitions, with our existing cash, additional borrowings under our revolving credit facility and the issuance of debt or equity securities. In addition, we expect to close the sale of our Fresh-cut segment during our 2005 second quarter. If this occurs as anticipated, we expect net proceeds after taxes and expenses to be approximately $695 million. We expect to use approximately $290 million to repay all of our debt with the balance primarily used for shareholder return through share repurchases, cash dividends or same combination of the two.

Cash and cash equivalents totaled $49.7 million at April 2, 2005, a decrease of $2.6 million from January 1, 2005. The decrease was due to cash used in investing activities of $19.8 million and cash used in financing activities of $54.8 million partially offset by cash provided by operating activities of $64.0 million. Cash flow from discontinued operations provided $8.0 million, consisting of $18.1 million of cash provided by operating activities, partially offset by $5.7 million used in investing activities and $4.4 million used in financing activities. Operating, investing and financing activities of our continuing operations are discussed below.

Operating activities of continuing operations

In the 2005 quarter, we generated cash from operating activities of $64.0 million, compared to $16.5 million in the 2004 quarter. An increase in accounts payable and accrued expenses, partially offset by an increase in our accounts receivable were the main factors contributing to the cash provided by operating activities.

Investing activities of continuing operations

During the 2005 quarter, we used $19.8 million for investing activities, compared to $5.7 million in the 2004 quarter. Investing activities include the acquisition of businesses and additions to and disposals of property, plant and equipment. Capital expenditures were $18.5 million in the 2005 quarter and $5.4 million in the 2004 quarter. In the 2005 quarter, capital expenditures totaled $3.3 million in our Broadline segment, $13.2 million in our Customized segment primarily related to our new Indiana facility and expansions to our California and South Carolina facilities and $2.0 million in our Corporate segment. We expect our total 2005 capital expenditures to range between $80 million and $100 million.

In the 2005 quarter, net cash paid for acquisitions consisted of $1.3 million related to the settlement of an earnout agreement with the former owners of Middendorf Meat Company, or Middendorf Meat. This amount was accrued, with a corresponding increase to goodwill, in our 2004 fourth quarter. Net cash paid for acquisitions in the 2004 quarter was $300,000 related to contractual obligations in the purchase agreement for a company we acquired in 2001.

Financing activities of continuing operations

In the 2005 quarter, we reduced our total debt by $8.1 million, of which $8.0 repaid borrowings outstanding under our $350.0 million revolving credit facility, referred to as the Credit Facility. In the 2004 quarter, we reduced our debt by $43.4 million, of which $43.2 million repaid borrowings outstanding under the Credit Facility.

Checks in excess of deposits decreased by $49.7 million in the 2005 quarter and increased $26.7 million in the 2004 quarter. Checks in excess of deposits represent checks that we have written that are not yet cashed by the payee and in total exceed the current available cash balance at the respective bank. The decrease in checks in excess of deposits in the 2005 quarter is related to timing of cash payments.

Our Credit Facility expires in 2006 and bears interest at a floating rate equal to, at our election, the agent bank’s prime rate or a spread over LIBOR. This rate varies based upon our senior leverage ratio, which excludes subordinated debt, and is defined in the credit agreement. The Credit Facility has an annual commitment fee, ranging from 0.20% to 0.25% of the average daily unused portion of the total facility, based on our senior leverage ratio, as defined in the credit agreement. The Credit Facility also requires the maintenance of certain financial ratios, as defined in the credit agreement, and contains customary events of default. The Credit Facility allows for the issuance of up to $90.0 million of standby letters of credit, which reduce borrowings available under the Credit Facility. At April 2, 2005, we had $200.0 million of borrowings outstanding, $58.1 million of letters of credit outstanding and $91.9 million available under the Credit Facility, subject to compliance with customary borrowing conditions. At April 2, 2005, our borrowings under the Credit Facility bore interest at a rate of 4.10% per annum.

Our associates who exercised stock options and purchased our stock under the employee stock purchase plan provided $3.1 million of proceeds in the 2005 quarter, compared to $4.2 million of proceeds in the 2004 quarter.

We believe that our cash flows from operations, borrowings under our Credit Facility and the sale of undivided interests in receivables under the Receivables Facility, discussed below, will be sufficient to fund our operations and capital expenditures for the foreseeable future. However, we will likely require additional sources of financing to the extent that we make additional acquisitions.

Discontinued Operations

On February 22, 2005, we signed a definitive agreement to sell all of our stock in the companies comprising our Fresh-cut segment to Chiquita Brands International, Inc. As of that date, the Fresh-cut segment met the criteria required under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to be accounted for as a discontinued operation. As such, in accordance with generally accepted accounting principles, depreciation and amortization were discontinued beginning on February 23, 2005. This resulted in a reduction of pre-tax expense of approximately $3.7 million. We anticipate the sale will close during our second quarter of 2005.

Sales in our discontinued operations increased slightly in the first quarter compared to the same period in the prior year. Retail sales increased ahead of retail category growth, while foodservice sales decreased year over year due to the lapping of reduced foodservice sales resulting from customer rationalization in 2004.

Gross profit, operating profit, and net earnings from discontinued operations increased over the same period in the prior year due to increased sales, operational improvements and the discontinuation of depreciation and amortization, as noted above.

Off Balance Sheet Activities

At April 2, 2005, securitized accounts receivable under our Receivables Facility totaled $214.7 million, including $130.0 million sold to the financial institution and derecognized from our consolidated balance sheet. Total securitized accounts receivable includes our residual interest in the accounts receivable of $84.7 million. The Residual Interest represents our retained interest in the receivables held by PFG Receivables Corporation. We measure the Residual Interest using the estimated discounted cash flows of underlying accounts receivable, based on estimated collections and a discount rate approximately equivalent to our incremental borrowing rate. The loss on sale of undivided interest in receivables of $1.0 million in the 2005 quarter and $468,000 in the 2004 quarter, is included in other expense, net, in our consolidated statements of earnings and represents our cost of securitizing those receivables with the financial institution. See Note 6 to our condensed consolidated financial statements for further discussion of our Receivables Facility. In addition, our 2004 Annual Report on Form 10-K contains a discussion of why our Receivables Facility is considered off balance sheet financing and describes other activities, which may be defined as off balance sheet financing.

Business Combinations

During the 2005 quarter, we paid approximately $1.3 million related to the settlement of an earnout agreement with the former owners of Middendorf Meat. This amount was accrued, with a corresponding increase to goodwill, in our 2004 fourth quarter. In the 2004 quarter, we paid $300,000 related to contractual obligations in the purchase agreement for a company we acquired in the 2001.

Application of Critical Accounting Policies

We have prepared our consolidated financial statements and the accompanying notes in accordance with generally accepted accounting principles applied on a consistent basis. In preparing our financial statements, management must often make estimates and assumption that affect reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements and during the reporting periods. Some of those judgments can be subjective and complex; consequently, actual results could differ from those estimates. We continually evaluate the accounting policies and estimates we use to prepare our financial statements. Management’s estimates are generally based upon historical experience and various other assumptions that we determine to be reasonable in light of the relevant facts and circumstances. We believe that our critical accounting estimates include goodwill and other intangible assets, allowance for doubtful accounts, reserves for claims under self-insurance programs, reserves for inventories, sales incentives, vendor rebates and other promotional incentives and income taxes. Our 2004 Annual Report on Form 10-K describes these critical accounting policies.

Our financial statements contain other items that require estimation, but are not as critical as those discussed above. These include our calculations for bonus accruals, depreciation and amortization. Changes in estimates and assumptions used in these and other items could have an effect on our consolidated financial statements.

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R supersedes Accounting Principles Bulletin, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R establishes standards for the accounting for transactions in which an entity issues equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS No. 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. We will adopt the modified prospective application provisions of SFAS No. 123R in our first fiscal quarter of 2006. Based on the underlying variables in the calculation, we have not determined the final impact, however, we anticipate the adoption of this standard will have a material impact on our results of operations.

On February 22, 2005, we (acting through the Compensation Committee of the Board of Directors) accelerated the vesting of certain unvested options to purchase approximately 1.8 million shares of our common stock held by certain employees and officers under our 1993 Employee Stock Incentive Plan and 2003 Equity Incentive Plan which had exercise prices greater than the closing price of our common stock on that date. These options became exercisable immediately as a result of the vesting acceleration. The accelerated vesting will result in us not being required to recognize any compensation expense associated with these option grants in future years. We believe this decision is in our best interest and the best interest of our shareholders.

Forward Looking Statements

This Form 10-Q and the documents incorporated by reference herein contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act or 1934. Forward-looking statements, which are based on assumptions and estimates and describe our future plans, strategies and expectations, are generally identifiable by the use of the words “anticipate,” “will,” “believe,” “estimate,” “expect,” “intend,” “ seek,” “should,” “could,” “may,” “would,” or similar expressions. These forward-looking statements may address, among other things, our anticipated earnings, capital expenditures, contributions to our net sales by acquired companies, sales momentum, customer and product sales mix, expected efficiencies in our business and our ability to realize expected synergies from acquisitions. These forward-looking statements are subject to risks, uncertainties and assumptions, all as detailed from time to time in the reports we file with the Securities and Exchange Commission.

If one or more of these risks or uncertainties materializes, or if any underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from future results, performance or achievements expressed or implied by these forward-looking statements. All forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirely by the cautionary statements in the section. We undertake no obligation on publicly update or revise and forward-looking statements to reflect future events or developments.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Our primary market risks are related to fluctuations in interest rates and changes in commodity prices. Our primary interest rate risk is from changing interest rates related to our outstanding debt. We currently manage this risk through a combination of fixed and floating rates on these obligations. As of April 2, 2005, our total debt of $271.4 million consisted of fixed and floating rate debt of $54.3 million and $217.1 million, respectively. In addition, our Receivables Facility has a floating rate. Substantially all of our floating rates are based on LIBOR, with the exception of the rate on the Receivables Facility, which is based upon a 30-day commercial-paper rate. A 100 basis-point increase in market interest rates on all of our floating-rate debt and our Receivables Facility would result in a decrease in net earnings and cash flows of approximately $2.1 million per annum, holding other variables constant.

Significant commodity price fluctuations for certain commodities that we purchase, particularly for lettuce, could have a material impact on our results of operations. In an attempt to manage our commodity price risk, our Fresh-cut segment operations, in the normal course of business, enters into contracts to purchase pre-established quantities of various types of produce, particularly lettuce, at contracted prices based on our expected needs. To a lesser extent, our Broadline segment also entered into contracts to purchase pre-established quantities of products in the normal course of business. Commitments that we have entered into to purchase produce and other products in our discontinued operations and Broadline segment as of January 1, 2005, are included in the table of contractual obligations in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financing Activities” in our 2004 Annual Report on Form 10-K.

In the case of produce, in the event that the amount of produce that we have contracted to purchase is not sufficient to meet our needs, either because of unexpected demand for out products, or as a results of disruptions in supply (for instance, due to weather or disease), we will be required to purchase additional produce to meet our needs on the open market at prices that may be significantly higher than our contracted prices. Alternatively, we may need to enter into contracts to meet our forecasted needs during times of elevated market prices. If the market prices subsequently decline, we are still required to pay the contract price for the contracted amounts of produce.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is record, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting during the quarter ended April 2, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

In February 2005, we announced that we had received anonymous allegations questioning certain accounting practices at one of our Broadline operating subsidiaries. Our Audit Committee immediately began investigating these allegations and retained independent counsel, who also retained an independent accounting firm, to assist the Audit Committee in reviewing these allegations. Subsequently, the staff of the SEC informed us that it had opened an informal inquiry into these allegations, as well as an allegation that our Broadline operating subsidiaries may have made improper inter-company transfers of inventory to avoid internally established reserve requirements for aged inventory. The Audit Committee conducted a thorough investigation and found no basis for any change to our previously reported financial results. The costs associated with the SEC inquiry or any enforcement action could be significant and an adverse outcome of the inquiry or any enforcement action could have a material adverse effect on our financial condition or results of operations. We continue to cooperate with the SEC in its investigation of these allegations.

In November 2003, certain of the former shareholders of PFG — Empire Seafood, a wholly owned subsidiary which we acquired in 2001, brought a lawsuit against us in the Circuit Court, Eleventh Judicial Circuit in Dade County, seeking unspecified damages and alleging breach of their employment and earnout agreements. Additionally, they seek to have their non-compete agreements declared invalid. We intend to vigorously defend ourselves and have asserted counterclaims against the former shareholders. Management currently believes that this lawsuit will not have a material adverse effect on our financial condition or results of operations.

In March 2005, two of our shareholders filed separate derivative lawsuits against our individual directors and three members of our senior management in the Circuit Court for the City of Richmond, Virginia, alleging breaches of fiduciary duties arising out of a general failure to implement appropriate financial controls and seeking unspecified damages. We are also named as a nominal defendant in the lawsuits. We intend to vigorously defend ourselves and our directors and senior managers against these suits. Management currently believes these lawsuits will not have a material adverse effect on our financial condition or results of operations.

From time to time, we are involved in various legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not have a material adverse effect on our financial condition or results of operations

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     We did not repurchase any shares of our common stock during the quarter ended April 2, 2005.

Item 3. Defaults Upon Senior Securities.

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

(a)	No matters were submitted to a vote of security holders during the quarter ended April 2, 2005.

Item 5. Other Information.

          None.

Item 6. Exhibits.

15	Letter regarding unaudited information from KPMG LLP.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERFORMANCE FOOD GROUP COMPANY

By:	/s/John D. Austin
John D. Austin
Senior Vice President and Chief Financial Officer

Date: May 12, 2005