Form 10-Q/A
period 2005-04-02
PERFORMANCE FOOD GROUP CO
filed 2005-05-17
CIK 908254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

      Performance Food Group Company is filing this Amendment No. 1 to Quarterly Report on Form 10-Q to include the amount of “Total stock-based employee compensation expense” for the 2004 quarter in the “Stock Based Compensation” table in Note 2 of “Item 1 — Financial Statements,” which information was inadvertently omitted from the Form 10-Q filed by Performance Food Group Company on May 12, 2005. No other amendments or changes to the Form 10-Q are made by this Amendment No. 1 to Form 10-Q.

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

(In thousands)	2005 Quarter	2004 Quarter

Net earnings, as reported	$13,695	$7,476

Add: Stock-based compensation included in current period net earnings, net of related tax effects	—	228
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects (includes approximately $7.3 million in the 2005 quarter related to the accelerated vesting of certain awards)	(8,437)	(1,810)

Pro forma net earnings	$5,258	$5,894

Net earnings per common share:
Basic – as reported	$0.29	$0.16
Basic – pro forma	$0.11	$0.13
Diluted – as reported	$0.29	$0.16
Diluted – pro forma	$0.11	$0.13

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

Date: May 17, 2005