Form 10-Q
period 2005-07-02
PERFORMANCE FOOD GROUP CO
filed 2005-08-11
CIK 908254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGES ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JULY 2, 2005
Commission File No.: 0-22192
PERFORMANCE FOOD GROUP COMPANY
(Exact name of registrant as specified in its charter)

Tennessee (State or other jurisdiction of incorporation of organization)	54-0402940 (I.R.S. employer identification number)

12500 West Creek Parkway Richmond, Virginia (Address of Principle Executive Offices)	23238 (Zip Code)
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
As of August 8, 2005, 47,509,368, shares of the issuer’s common stock were outstanding.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Performance Food Group Company:
We have reviewed the accompanying condensed consolidated balance sheet of Performance Food Group Company and subsidiaries (the Company) as of July 2, 2005, the related condensed consolidated statements of earnings for the three-months and six-month periods ended July 2, 2005 and July 3, 2004 and the condensed consolidated statements of cash flows for the six-month periods ended July 2, 2005 and July 3, 2004. These condensed consolidated financial statements are the responsibility of the Company’s management.
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

/s/ KPMG LLP

Richmond, Virginia August 5, 2005

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(In thousands)	July 2, 2005	January 1, 2005

Assets
Current assets:
Cash and cash equivalents	$647,058	$52,322
Accounts receivable, net, including retained interest in securitized receivables	179,921	171,191
Inventories	280,822	287,019
Other current assets	22,376	25,463
Current assets from discontinued operations (Note 3)	12,488	109,924

Total current assets	1,142,665	645,919
Property, plant and equipment, net	228,301	201,248
Goodwill, net	353,963	354,038
Other intangible assets, net	52,288	54,471
Other assets	14,883	13,502
Non-current assets from discontinued operations (Note 3)	—	558,587

Total assets	$1,792,100	$1,827,765

Liabilities and Shareholders’ Equity
Current liabilities:
Outstanding checks in excess of deposits	$54,840	$103,948
Current installments of long-term debt	596	661
Trade accounts payable	287,778	227,882
Income taxes payable	162,880	—
Other current liabilities	126,238	112,580
Current liabilities from discontinued operations (Note 3)	16,425	116,024

Total current liabilities	648,757	561,095
Long-term debt, excluding current installments	3,536	263,859
Deferred income taxes	43,134	40,775
Non-current liabilities from discontinued operations (Note 3)	—	87,723

Total liabilities	695,427	953,452
Shareholders’ equity	1,096,673	874,313

Total liabilities and shareholders’ equity	$1,792,100	$1,827,765

See accompanying notes to unaudited condensed consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings (Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004

Net sales	$1,456,735	$1,292,863	$2,879,542	$2,517,400
Cost of goods sold	1,267,343	1,123,321	2,510,234	2,189,805

Gross profit	189,392	169,542	369,308	327,595
Operating expenses	167,441	150,250	337,931	302,591

Operating profit	21,951	19,292	31,377	25,004

Other income (expense), net:
Interest expense	(1,540)	(2,941)	(2,513)	(4,923)
Loss on sale of receivables	(1,235)	(506)	(2,241)	(974)
Other, net	641	230	805	432

Other expense, net	(2,134)	(3,217)	(3,949)	(5,465)

Earnings from continuing operations before income taxes	19,817	16,075	27,428	19,539
Income tax expense from continuing operations	7,571	6,382	10,499	7,689

Earnings from continuing operations, net of tax	12,246	9,693	16,929	11,850

Earnings from discontinued operations, net of tax	10,591	9,103	19,603	14,422
Gain on sale of fresh-cut segment, net of tax	180,958	—	180,958	—

Total earnings from discontinued operations, net of tax	191,549	9,103	200,561	14,422

Net earnings	$203,795	$18,796	$217,490	$26,272

Weighted average common shares outstanding:
Basic	46,955	46,344	46,913	46,161
Diluted	47,608	53,325	47,505	47,166

Basic earnings per common share:
Continuing operations	$0.26	$0.21	$0.36	$0.26
Discontinued operations	0.23	0.20	0.42	0.31
Gain on sale of fresh-cut segment	3.85	—	3.86	—

Total earnings from discontinued operations	4.08	0.20	4.28	0.31

Net earnings	$4.34	$0.41	$4.64	$0.57

Diluted earnings per common share:
Continuing operations	$0.26	$0.21	$0.36	$0.25
Discontinued operations	0.22	0.18	0.41	0.31
Gain on sale of fresh-cut segment	3.80	—	3.81	—

Total earnings from discontinued operations	4.02	0.18	4.22	0.31

Net earnings	$4.28	$0.39	$4.58	$0.56

See accompanying notes to unaudited condensed consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
(In thousands)	July 2, 2005	July 3, 2004

Cash flows from operating activities:
Net earnings	$217,490	$26,272
Earnings from discontinued operations, net of tax	(19,603)	(14,422)
Gain on sale of fresh-cut segment, net of tax	(180,958)	—
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	11,223	10,352
Amortization	1,811	1,808
Tax benefit on exercise of stock options	476	3,347
Restricted stock expense	314	—
Other	364	728
Change in operating assets and liabilities, net	87,973	19,185

Net cash provided by operating activities from continuing operations	119,090	47,270

Cash flows from investing activities:
Purchases of property, plant and equipment	(38,359)	(12,624)
Net cash paid for acquisitions	(1,255)	(1,061)
Proceeds from sale of property, plant and equipment	92	145

Net cash used in investing activities from continuing operations	(39,522)	(13,540)

Cash flows from financing activities:
(Decrease) increase in outstanding checks in excess of deposits	(49,108)	13,931
Net payments on revolving credit facility	(210,000)	(63,229)
Principal payments on long-term debt	(388)	(299)
Cash paid for debt issuance costs	—	(15)
Employee stock option, incentive and purchase plans	4,078	6,832

Net cash used in financing activities from continuing operations	(255,418)	(42,780)

Cash provided by discontinued operations	770,586	25,257

Net increase in cash and cash equivalents	594,736	16,207
Cash and cash equivalents, beginning of period	52,322	38,916

Cash and cash equivalents, end of period	$647,058	$55,123

See accompanying notes to unaudited condensed consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
1.    Basis of Presentation
The accompanying condensed consolidated financial statements of Performance Food Group Company and subsidiaries (the “Company”) as of July 2, 2005, and for the three months and six months ended July 2, 2005 and July 3, 2004, are unaudited. The unaudited January 1, 2005 condensed consolidated balance sheet was derived from the audited consolidated balance sheet included in the Company’s latest Annual Report on Form 10-K. The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting, and in accordance with Rule 10-01 of Regulation S-X.
In the opinion of management, the unaudited condensed consolidated financial statements contained in this report reflect all adjustments, consisting of only normal recurring accruals, which are necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. References in this Form 10-Q to the 2005 and 2004 quarters and periods refer to the fiscal quarters and six-months ended July 2, 2005 and July 3, 2004, respectively. These unaudited condensed consolidated financial statements, note disclosures and other information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K.
On June 28, 2005, the Company completed the sale of all its stock in the subsidiaries that comprised its fresh-cut segment to Chiquita Brands International, Inc. for $860.6 million and recorded a net gain of approximately $181.0 million, subject to final working capital adjustments. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” depreciation and amortization were discontinued beginning February 23, 2005, the day after the Company entered into a definitive agreement to sell its fresh-cut segment. As such, unless otherwise noted, all amounts presented in the accompanying condensed consolidated financial statements, including all note disclosures, contain only information related to the Company’s continuing operations. See Note 3 for additional discontinued operations disclosures.
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
Inventories
The Company’s inventories consist of food and non-food products. The Company primarily values inventories at the lower of cost or market using principally the first-in, first-out (“FIFO”) method. At July 2, 2005 and January 1, 2005, the Company’s inventory balances of $280.8 million and $287.0 million, respectively, consisted primarily of finished goods.

Revenue Recognition
The Company recognizes sales when persuasive evidence of an arrangement exists, the price is fixed or determinable, the product has been delivered to the customer and there is reasonable assurance of collection of the sales proceeds. Sales returns are recorded as reductions of sales.
Stock-Based Compensation
At July 2, 2005, the Company had stock-based employee compensation plans, which are accounted for under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no stock-option related compensation cost has been reflected in net earnings in the condensed consolidated statements of earnings for the 2005 and 2004 quarters and periods, except when there was a modification to a fixed award. The following table illustrates the effect on net earnings and net earnings per common share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. The fair value of each option was estimated at the grant date using the Black-Scholes option-pricing model.

(In thousands)	2005 Quarter	2004 Quarter	2005 Period	2004 Period

Net earnings, as reported	$203,795	$18,796	$217,490	$26,272
Add: Stock-based compensation included in current period net earnings, net of related tax effects	—	—	—	228
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects (includes approximately $7.3 million in the 2005 period related to the accelerated vesting of certain awards)	(470)	(1,931)	(8,907)	(3,741)

Pro forma net earnings	$203,325	$16,865	$208,583	$22,759

Net earnings per common share:
Basic — as reported	$4.34	$0.41	$4.64	$0.57
Basic — pro forma	$4.33	$0.36	$4.45	$0.49
Diluted — as reported	$4.28	$0.39	$4.58	$0.56
Diluted — pro forma	$4.27	$0.35	$4.41	$0.49

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
On February 22, 2005, the Company’s Compensation Committee of the Board of Directors voted to accelerate the vesting of certain unvested options to purchase approximately 1.8 million shares of its common stock held by certain employees and officers under its 1993 Employee Stock Incentive Plan and 2003 Equity Incentive Plan which had exercise prices greater than the closing price of its common stock on February 22, 2005. These options became exercisable immediately as a result of the vesting acceleration and, as a result, the Company will not be required to recognize any compensation expense associated with these option grants in future years.
3.    Discontinued Operations
On June 28, 2005, the Company completed the sale of all its stock in the subsidiaries that comprised its fresh-cut segment to Chiquita Brands International, Inc. for $860.6 million and recorded a net gain of approximately $181.0 million, net of approximately $80.7 million in net tax expense, subject to final working capital adjustments. The tax expense is comprised of approximately $151.3 million in current tax expense, partially offset by approximately $70.6 million in deferred tax benefit. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” depreciation and amortization were discontinued beginning February 23, 2005, the day after the Company entered into a definitive agreement to sell its fresh-cut segment. In accordance with EITF No. 87-24, “Allocation of Interest to Discontinued Operations”, the Company allocated to discontinued operations certain interest expense on debt that is required to be repaid as a result of the sale and a portion of interest expense associated with the Company’s revolving credit facility and subordinated convertible notes. The allocation percentage was calculated based on the ratio of net assets of the discontinued operation to consolidated net assets. Interest expense allocated to discontinued operations totaled $1.3 million and $1.8 million for the 2005 and 2004 quarters and $3.2 million and $4.5 million for the 2005 and 2004 periods, respectively. The assets and liabilities of the discontinued fresh-cut segment reflected on the consolidated balance sheets at July 2, 2005 and January 1, 2005 were comprised of the following:

(In thousands)	July 2, 2005	January 1, 2005

Assets
Accounts receivable, net	$10,601	$74,563
Inventories	—	27,816
Other current assets	1,887	7,545

Total current assets	12,488	109,924

Property, plant and equipment, net	—	193,453
Goodwill, net	—	232,473
Other intangible assets, net	—	130,399
Other assets	—	2,262

Total non-current assets	—	558,587

Total assets	$12,488	$668,511

Liabilities
Outstanding checks in excess of deposits	$—	$24,131
Current installments of long-term debt	—	275
Trade accounts payable	—	39,775
Other current liabilities	16,425	51,843

Total current liabilities	16,425	116,024

Long-term Debt	—	14,725
Deferred income taxes	—	72,998

Total non-current liabilities	—	87,723

Total liabilities	$16,425	$203,747

The net sales, earnings before income taxes, and income tax expense of the Company’s discontinued operation were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004

Net sales	$266,679	$262,859	$510,987	$503,389

Earnings before income taxes	$279,793	$14,310	$294,401	$22,904

Income tax expense	$88,243	$5,207	$93,840	$8,482

4.   Business Combinations
During the 2005 period, the Company paid approximately $1.3 million related to the settlement of an earnout agreement with the former owners of Middendorf Meat Company (“Middendorf Meat”). This amount was accrued, with a corresponding increase to goodwill, in the Company’s 2004 fourth quarter. During the 2004 period, the Company paid $1.1 million and issued approximately 22,000 shares of its common stock, valued at approximately $750,000, primarily related to certain contractual obligations in the purchase agreement in connection with a 2000 acquisition.
5.    Earnings Per Common Share
Basic earnings per common share (“EPS”) is computed by dividing net income available to common shareholders (numerator) by the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be repurchased upon the exercise of stock options.
During the 2004 quarter and period, the Company had convertible subordinated notes (the “Convertible Notes”) outstanding. Diluted EPS is calculated on an “if-converted” basis and without conversion of the Convertible Notes. If the calculation of diluted EPS is more dilutive assuming conversion of the Convertible Notes, the after-tax interest on the Convertible Notes is added to net income and the shares into which the Convertible Notes are convertible are added to the dilutive shares. The Convertible Notes were redeemed during the Company’s fourth quarter of 2004; as such, they are not applicable to the EPS calculation in the 2005 quarter and period. In the 2004 quarter the Convertible Notes were dilutive and were included in the computation of diluted EPS. In the 2004 period, the Convertible Notes were not included in the computation of diluted EPS because they were anti-dilutive. A reconciliation of the numerators and denominators of the basic and diluted EPS computations is as follows:

	2005 Quarter			2004 Quarter
			Per-Share			Per-Share
(In thousands, except per share amounts)	Earnings	Shares	Amount	Earnings	Shares	Amount

Basic EPS — continuing operations	$12,246	46,955	$0.26	$9,693	46,344	$0.21
Dilutive effect of stock options	—	653	—	—	873	—
Dilutive effect of Convertible Notes	—	—	—	1,306	6,108	—

Diluted EPS — continuing operations	$12,246	47,608	$0.26	$10,999	53,325	$0.21

Options to purchase approximately 2.8 million shares that were outstanding at July 2, 2005 were excluded from the computation of diluted shares because of their anti-dilutive effect on EPS for the 2005 quarter. The exercise price of these options ranged from $28.02 to $41.15. Options to purchase approximately 1.4 million shares that were outstanding at July 3, 2004 were excluded from the computation of diluted shares because of their anti-dilutive effect on EPS for the 2004 quarter. The exercise prices of these options ranged from $33.00 to $41.15.

	2005 Period			2004 Period
			Per-Share			Per-Share
(In thousands, except per share amounts)	Earnings	Shares	Amount	Earnings	Shares	Amount

Basic EPS — continuing operations	$16,929	46,913	$0.36	$11,850	46,161	$0.26
Dilutive effect of stock options	—	592	—	—	1,005	(0.01)

Diluted EPS — continuing operations	$16,929	47,505	$0.36	$11,850	47,166	$0.25

6.   Receivables Facility
In July 2001, the Company entered into a receivables purchase facility (the “Receivable Facility”), under which PFG Receivables Corporation, a wholly owned, special-purpose subsidiary, sold an undivided interest in certain of the Company’s trade receivables. PFG Receivables Corporation was formed for the sole purpose of buying receivables generated by certain of the Company’s operating units and selling an undivided interest in those receivables to a financial institution. Under the Receivables Facility, certain of the Company’s operating units sell a portion of their accounts receivable to PFG Receivables Corporation, which in turn, subject to certain conditions, may from time to time sell an undivided interest in these receivables to a financial institution. The Company’s operating units continue to service the receivables on behalf of the financial institution at estimated market rates. Accordingly, the Company has not recognized a servicing asset or liability. In June 2005, the Company extended the term of the Receivables Facility through June 26, 2006.
At July 2, 2005, securitized accounts receivable totaled $232.0 million, including $130.0 million sold to the financial institution and derecognized from the condensed consolidated balance sheet. Total securitized accounts receivable includes the Company’s residual interest in accounts receivable (“Residual Interest”) of $102.0 million. At January 1, 2005, securitized accounts receivable totaled $225.6 million, including $130.0 million sold to the financial institution and derecognized from the consolidated balance sheet, and including Residual Interest of $95.6 million. The Residual Interest represents the Company’s retained interest in receivables held by PFG Receivables Corporation. The Residual Interest was measured using the estimated discounted cash flows of the underlying accounts receivable, based on estimated collections and a discount rate approximately equivalent to the Company’s incremental borrowing rate. The loss on sale of the undivided interest in receivables of $1.2 million and $506,000 in the 2005 and 2004 quarters, respectively, and $2.2 million and $974,000 in the 2005 and 2004 periods, respectively, is included in other expense, net, in the condensed consolidated statements of earnings and represents the Company’s cost of securitizing those receivables with the financial institution.
The Company records the sale of the undivided interest in accounts receivable to the financial institution in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Accordingly, at the time the undivided interest in receivables is sold, the receivables are removed from the Company’s consolidated balance sheet. The Company records a loss on the sale of the undivided interest in these receivables, which includes a discount, based upon the receivables’ credit quality and a financing cost for the financial institution, based upon a 30-day commercial paper rate. At July 2, 2005, the rate under the Receivables Facility was 3.62% per annum.
The key economic assumptions used to measure the Residual Interest at July 2, 2005 were a discount rate of 4.28% and an estimated life of approximately 1.5 months. At July 2, 2005, an immediate adverse change in the discount rate and estimated life of 10% and 20%, with other factors remaining constant, would reduce the fair value of the Residual Interest with a corresponding increase in the loss on sale of receivables, but would not have a material impact on the Company’s consolidated financial condition or results of operations.

7.    Goodwill and Other Intangible Assets
The following table presents details of the Company’s intangible assets as of July 2, 2005 and January 1, 2005:

	As of July 2, 2005			As of January 1, 2005
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
(In thousands)	Amount	Amortization	Net	Amount	Amortization	Net

Intangible assets with definite lives:
Customer relationships	$32,859	$8,750	$24,109	$32,859	$7,625	$25,234
Trade names and trademarks	17,228	2,428	14,800	17,228	2,058	15,170
Deferred financing costs	2,736	1,697	1,039	2,801	1,390	1,411
Non-compete agreements	3,203	2,597	606	3,203	2,281	922

Total intangible assets with definite lives	$56,026	$15,472	$40,554	$56,091	$13,354	$42,737

Intangible assets with indefinite lives:
Goodwill*	$365,989	$12,026	$353,963	$366,064	$12,026	$354,038
Trade names	11,869	135	11,734	11,869	135	11,734

Total intangible assets with indefinite lives	$377,858	$12,161	$365,697	$377,933	$12,161	$365,772

*	Amortization was recorded before the Company’s adoption of SFAS No. 142, Goodwill and Other Intangible Assets.
The Company recorded amortization expense of $1.1 million and $1.3 million in the 2005 and 2004 quarters and $2.2 million and $2.6 million in the 2005 and 2004 periods, respectively. These amounts included amortization of debt issuance costs of approximately $187,000 and $372,000 in the 2005 and 2004 quarters and $375,000 and $745,000 in the 2005 and 2004 periods, respectively. The estimated future amortization expense of intangible assets as of July 2, 2005 is as follows:

(In thousands)	Amount

2005 (remaining quarters)	$1,963
2006	3,728
2007	3,266
2008	2,820
2009	2,819
2010	2,812
Thereafter	23,146

Total amortization expense	$40,554

8.   Commitments and Contingencies
At July 2, 2005, the Company’s Customized and Broadline segments had outstanding purchase orders for capital projects totaling $12.4 million and $22.2 million, respectively. Amounts due under these contracts were not included on the Company’s condensed consolidated balance sheet as of July 2, 2005, in accordance with generally accepted accounting principles.
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

The Company’s residual value guarantees under these operating lease agreements typically range between 4% and 20% of the value of the leased assets at inception of the lease. These leases have original terms ranging from one to nine years and expiration dates ranging from 2005 to 2012. As of July 2, 2005, the undiscounted maximum amount of potential future payments under the Company’s guarantees totaled $6.6 million, which would be mitigated by the fair value of the leased assets at lease expiration. The assessment as to whether it is probable that the Company will be required to make payments under the terms of the guarantees is based upon the Company’s actual and expected loss experience. Consistent with the requirements of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), the Company has recorded $55,000 of the $6.6 million of potential future guarantee payments on its condensed consolidated balance sheet as of July 2, 2005.
In connection with the sale of its fresh-cut segment, the Company remained obligated on a guarantee of the future lease payments of one of the fresh-cut segment facilities that was sold to Chiquita Brands International, Inc. (“Chiquita”). The Company will be required to perform under the guarantee if Chiquita defaults on its lease obligations. In connection with the sale of the fresh-cut segment to Chiquita, Chiquita assumed the Company’s obligation under the guarantee and agreed to indemnify the Company for any losses it suffers as a result of Chiquita’s failure to perform its assumed obligations. The Company estimates its maximum exposure under the guarantee obligation is $17.3 million. In addition, Chiquita has delivered a letter of credit in an initial amount of $6.7 million to the Company as security for the performance of its assumed guarantee obligations. Consistent with the requirements of FIN 45, the Company has recorded an estimated liability of $2.5 million in its condensed consolidated financial statements as of July 2, 2005.
In connection with certain acquisitions, the Company has entered into earnout agreements with certain of the former owners of the businesses that the Company has acquired. These agreements are based upon certain sales, operating profit, net earnings and affiliate distributor targets, as defined in each agreement. These earnout payments are for companies acquired from 2000 to 2004, and may include payments in cash and/or shares of the Company’s common stock. As of July 2, 2005, the maximum potential earnout obligation, assuming all future earnout targets are met in their earliest possible years, totaled $3.0 million, all of which can be potentially earned in 2005. These contingent payments are not recorded on the Company’s condensed consolidated balance sheet at July 2, 2005, in accordance with generally accepted accounting principles. If paid, these earnout payments would increase the goodwill of the companies acquired. If the future earnout targets are not met, these maximum amounts will be lower, or the Company may not be required to make payments.
On June 30, 2005, the Company commenced a modified “Dutch Auction” tender offer to purchase up to 10,000,000 shares of its outstanding common stock, par value $0.01 per share, at a price between $27.50 and $31.50 per share, for an aggregate purchase of up to $315 million. The tender offer is expected to be consumated in the Company’s 2005 third quarter.
9.    Industry Segment Information
The Company has two operating segments included in its continuing operations: broadline foodservice distribution (“Broadline”) and customized foodservice distribution (“Customized”). As discussed in Note 3, the sale of the Company’s fresh-cut segment was completed in the 2005 second quarter and, as such, is accounted for as a discontinued operation. Broadline markets and distributes more than 61,000 national and proprietary brand food and non-food products to a total of over 43,000 street and chain customers. Broadline consists of 19 distribution facilities that design and manage their own product mix, distribution routes and delivery schedules to accommodate the needs of a large number of customers whose individual purchases vary in size. In addition, Broadline operates three locations that provide merchandising and marketing services to independent foodservice distributors. Customized services casual and family dining chain restaurants. These customers generally prefer a centralized point of contact that facilitates item and menu changes, tailored distribution routing and customer service. The Customized distribution network distributes nationwide and internationally from eight distribution facilities.

2005 Quarter			Corporate and	Total Continuing
(In thousands)	Broadline	Customized	Intersegment	Operations

Net external sales	$895,853	$560,882	$—	$1,456,735
Intersegment sales	78	54	(132)	—
Total sales	895,931	560,936	(132)	1,456,735
Operating profit	23,468	6,096	(7,613)	21,951
Interest expense (income)	3,964	377	(2,801)	1,540
Loss (gain) on sale of receivables	2,269	758	(1,792)	1,235
Depreciation	3,308	1,268	1,125	5,701
Amortization	904	—	—	904
Capital expenditures	3,706	15,819	288	19,813

2004 Quarter			Corporate and	Total Continuing
(In thousands)	Broadline	Customized	Intersegment	Operations

Net external sales	$775,084	$517,779	$—	$1,292,863
Intersegment sales	188	77	(265)	—
Total sales	775,272	517,856	(265)	1,292,863
Operating profit	20,262	6,093	(7,063)	19,292
Interest expense (income)	2,722	148	71	2,941
Loss (gain) on sale of receivables	2,101	667	(2,262)	506
Depreciation	3,258	1,073	846	5,177
Amortization	908	—	—	908
Capital expenditures	1,809	4,131	1,263	7,203

2005 Period			Corporate and	Total Continuing
(In thousands)	Broadline	Customized	Intersegment	Operations

Net external sales	$1,755,897	$1,123,645	$—	$2,879,542
Intersegment sales	303	116	(419)	—
Total sales	1,756,200	1,123,761	(419)	2,879,542
Operating profit	36,122	11,862	(16,607)	31,377
Interest expense (income)	7,863	644	(5,994)	2,513
Loss (gain) on sale of receivables	5,045	1,501	(4,305)	2,241
Depreciation	6,647	2,432	2,144	11,223
Amortization	1,811	—	—	1,811
Capital expenditures	7,015	29,017	2,327	38,359

2004 Period			Corporate and	Total Continuing
(In thousands)	Broadline	Customized	Intersegment	Operations

Net external sales	$1,498,735	$1,018,665	$—	$2,517,400
Intersegment sales	455	154	(609)	—
Total sales	1,499,190	1,018,819	(609)	2,517,400
Operating profit	30,580	9,563	(15,139)	25,004
Interest expense (income)	5,802	319	(1,198)	4,923
Loss (gain) on sale of receivables	4,051	1,317	(4,394)	974
Depreciation	6,623	2,144	1,585	10,352
Amortization	1,808	—	—	1,808
Capital expenditures	4,113	5,580	2,931	12,624

Total assets by reportable segment and reconciliation to the condensed consolidated balance sheets are as follows:

(In thousands)	July 2, 2005	January 1, 2005

Broadline	$829,120	$830,421
Customized	210,569	176,827
Corporate & Intersegment	739,923	152,006
Discontinued operations	12,488	668,511

Total assets	$1,792,100	$1,827,765

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless this Form 10-Q indicates otherwise or the context otherwise requires, the terms “we,” “our,” “us,” or “Performance Food Group” as used in this Form 10-Q refer to Performance Food Group Company and its subsidiaries other than those making up our fresh-cut segment. References in this Form 10-Q to the 2005 and 2004 quarters and periods refer to our fiscal three-month and six-month periods ended July 2, 2005 and July 3, 2004, respectively. The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in the Form 10-Q.
On June 28, 2005, we completed the sale of all our stock in the subsidiaries that comprised our fresh-cut segment to Chiquita Brands International, Inc. for $860.6 million and recorded a net gain of approximately $181.0 million, subject to final working capital adjustments. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” depreciation and amortization were discontinued beginning February 23, 2005, the day after we entered into a definitive agreement to sell our fresh-cut segment. The following detailed discussion and analysis is representative of our continuing operations only and all prior year amounts have been reclassified to conform to current year discontinued operations presentation. Refer to “Discontinued Operations” for analysis of our discontinued operations.
Overview
Our net sales from continuing operations in the 2005 quarter and period increased 12.7% and 14.4% over the 2004 quarter and period, respectively, with all of our sales growth in the 2005 quarter and period coming from internal growth. Food price inflation contributed approximately 1% to our sales growth in the 2005 quarter and approximately 2.5% to our sales growth in the 2005 period. Primarily as a result of a shift in customer mix, Broadline experienced a lower gross profit margin, which we define as gross profit as a percentage of net sales. The operating expense ratio, which we define as operating expenses as a percentage of net sales, declined primarily due to a shift in our customer mix and operational efficiencies in our Broadline segment, partially offset by increased insurance, primarily related to healthcare insurance, and fuel costs in both segments.
Going forward, we continue to be focused on managing the growth we are generating in our business, adding new capacity and driving operational improvements in each of our business segments. We continue to seek innovative means of servicing our customers and producing a unique product to distinguish ourselves from others in the marketplace.
Results of Operations

	2005 Quarter		2004 Quarter		2005 Period		2004 Period
Net Sales		% of		% of		% of		% of
(In thousands)	Net Sales	Total	Net Sales	Total	Net Sales	Total	Net Sales	Total

Broadline	$895,931	61.5%	$775,272	60.0%	$1,756,200	61.0%	$1,499,190	59.5%
Customized	560,936	38.5%	517,856	40.0%	1,123,761	39.0%	1,018,819	40.5%
Intersegment*	(132)	—	(265)	—	(419)	—	(609)	—

Total net sales from continuing operations	$1,456,735	100.0%	$1,292,863	100.0%	$2,879,542	100.0%	$2,517,400	100.0%

*	Intersegment sales are sales between the segments, which are eliminated in consolidation.
Consolidated. In the 2005 quarter, net sales from continuing operations increased $163.9 million, or 12.7%, over the 2004 quarter. In the 2005 period, net sales from continuing operations increased $362.1 million, or 14.4%, over the 2004 period. All of our growth in the 2005 quarter and period was from existing operations. We estimated that food product inflation contributed approximately 1% to net sales growth in the 2005 quarter and approximately 2.5% to net sales growth in the 2005 period. Both of our continuing operations’ segments contributed to our sales growth in the 2005 quarter and period as discussed in more detail in the following paragraphs.

Broadline. In the 2005 quarter, Broadline net sales increased $120.7 million, or 15.6%, over the 2004 quarter. In the 2005 period, Broadline net sales increased $257.0 million, or 17.1%, over the 2004 period. We estimated that food price inflation contributed approximately 2% and 3% to Broadline’s net sales growth in the 2005 quarter and period, respectively. In the 2005 quarter and period, Broadline experienced significant growth in our multi-unit business due to new multi-unit customers that were added during the second half of 2004. We expect to experience some transition related inefficiencies in the 2005 third quarter resulting from our exit of certain multi-unit business in one region of the country, and the transitioning into new multi-unit replacement business in another region. We expect the impact of the transition of multi-unit business to result in a net decrease of approximately $35 million of annual sales.
Broadline net sales represented 61.5% and 60.0% of our net sales from continuing operations in the 2005 and 2004 quarters, respectively. Broadline net sales were 61.0% and 59.5% of our net sales from continuing operations in the 2005 and 2004 periods, respectively. The increase as a percentage of our net sales from continuing operations is due to growth in our multi-unit business, as noted above.
Customized. In the 2005 quarter, Customized net sales increased $43.1 million, or 8.3%, over the 2004 quarter due to continued growth with existing customers. In the 2005 period, Customized net sales increased $104.9 million, or 10.3%, over the 2004 period. We estimated that food price inflation was nominal in the 2005 quarter and contributed to approximately 2% of the Customized sales growth in the 2005 period. Customized net sales represented 38.5% and 40.0% of our net sales from continuing operations in the 2005 and 2004 quarters, respectively. Customized net sales were 39.0% and 40.5% of our net sales from continuing operations in the 2005 and 2004 periods, respectively. This decline is due to the increase in Broadline sales, as noted above.
Costs of goods sold
Consolidated. In the 2005 quarter, cost of goods sold increased $144.0 million, or 12.8%, to $1.3 billion, compared to $1.1 billion in the 2004 quarter. In the 2005 period, cost of goods sold increased $320.4 million, or 14.6%, to $2.5 billion, compared to $2.2 billion in the 2004 period. Costs of goods sold as a percentage of net sales, or the cost of goods sold ratio, was 87.0% in the 2005 quarter and 87.2% in the 2005 period, compared to 86.9% in the 2004 quarter and 87.0% in the 2004 period. The increase in the cost of goods sold ratio was driven primarily by the increase in our sales mix of multi-unit business in the Broadline segment versus the 2004 quarter and period.
Broadline. Our Broadline segment’s costs of goods sold as a percentage of net sales in the 2005 quarter and period increased compared to the 2004 quarter and period primarily due to the increase in our sales mix of multi-unit business, which typically carries a lower gross margin.
Customized. Our Customized segment’s cost of goods sold as a percentage of net sales decreased slightly in the 2005 quarter and period compared to the 2004 quarter and period.
Gross profit
In the 2005 quarter, gross profit from continuing operations increased $19.9 million, or 11.7%, to $189.4 million, compared to $169.5 million in the 2004 quarter. In the 2005 period, gross profit from continuing operations increased $41.7 million, or 12.7%, to $369.3 million, compared to $327.6 million in the 2004 period. Gross profit margin was 13.0% in the 2005 quarter and 12.8% in the 2005 period, compared to 13.1% in the 2004 quarter and 13.0% in the 2004 period. The decline in the gross profit margin was primarily driven by the increase in our sales to multi-unit businesses in our Broadline segment, which typically carry a lower gross margin.
Operating expenses
Consolidated. In the 2005 quarter, operating expenses increased $17.2 million, or 11.4%, to $167.4 million, compared to $150.3 million in the 2004 quarter. In the 2005 period, operating expenses increased $35.3 million, or 11.7%, to $337.9 million, compared to $302.6 million in the 2004 period. Operating expenses as a percentage of net sales were 11.5% in the 2005 quarter and 11.7% in the 2005 period, compared to 11.6% in the 2004 quarter and 12.0% in the 2004 period. This decline is primarily due to the increased mix of multi-unit business and operating efficiencies in our Broadline segment, partially offset by higher insurance, primarily related to healthcare insurance, and fuel costs in both segments.

Broadline. Our Broadline segment’s operating expenses declined as a percentage of sales in the 2005 quarter and period from the 2004 quarter and period. The decline in the operating expense ratio is due primarily to the increased mix of multi-unit business which has a lower expense ratio, and through improved operating efficiencies, partially offset by higher fuel and insurance costs, primarily related to healthcare insurance. We expect increased operating expenses in our 2005 third quarter as we exit certain multi-unit business in one region of the country and transition into new multi-unit replacement business in another region, as discussed above.
Customized. Our Customized segment’s operating expenses as a percentage of sales increased slightly in the 2005 quarter and period from the 2004 quarter and period. The increase in the operating expense ratio is primarily due to increased fuel and insurance costs, primarily related to healthcare insurance, and incremental start up costs associated with the new Indiana distribution center, partially offset by the lapping of higher labor costs associated with the previously announced labor dispute in the prior year. We also expect incremental start-up costs in the third and fourth quarters of 2005 related to the opening of additional distribution centers.
Corporate. Our Corporate segment’s operating expenses increased in the 2005 quarter compared to the 2004 quarter primarily as a result of certain costs related to the Company’s previously announced reorganization. Operating expenses increased in the 2005 period compared to the 2004 period as a result of incremental costs associated with the previously announced Audit Committee investigation and certain costs related to the Company’s previously announced reorganization.
Operating Profit

	2005 Quarter		2004 Quarter		2005 Period		2004 Period
Operating Profit	Operating	% of	Operating	% of	Operating	% of	Operating	% of
(In thousands)	Profit	Sales	Profit	Sales	Profit	Sales	Profit	Sales

Broadline	$23,468	2.6%	$20,262	2.6%	$36,122	2.1%	$30,580	2.0%
Customized	6,096	1.1%	6,093	1.2%	11,862	1.1%	9,563	0.9%
Corporate	(7,613)	—	(7,063)	—	(16,607)	—	(15,139)	—

Total operating profit from continuing operations	$21,951	1.5%	$19,292	1.5%	$31,377	1.1%	$25,004	1.0%

Consolidated. In the 2005 quarter, operating profit from continuing operations increased $2.7 million, or 13.8%, from the 2004 quarter. In the 2005 period, operating profit from continuing operations increased $6.4 million, or 25.5%, from the 2004 period. Operating profit margin, defined as operating profit as a percentage of net sales, was 1.5% in the 2005 quarter and 1.1% in the 2005 period, compared to 1.5% in the 2004 quarter and 1.0% in the 2004 period. The slight increase in operating profit margin in the 2005 period was driven mainly by operational efficiencies, partially offset by lower gross margins and higher fuel and insurance costs, primarily related to healthcare insurance, as noted above.
Broadline. Our Broadline segment’s operating profit margin was 2.6% in the 2005 quarter and 2.1% in the 2005 period, compared to 2.6% in the 2004 quarter and 2.0% in the 2004 period. Operating profit margin in the 2005 quarter and period was positively impacted by an increased mix of multi-unit business, which has a lower expense ratio and through improved operating efficiencies, partially offset by higher fuel and insurance costs, primarily related to healthcare insurance.
Customized. Our Customized segment’s operating profit margin was 1.1% in the 2005 quarter and 1.1% in the 2005 period, compared to 1.2% in the 2004 quarter and 0.9% in the 2004 period. Operating profit margin in the 2005 quarter was negatively impacted by higher fuel and insurance costs, primarily healthcare, and incremental costs associated with the start up of a new distribution center, partially offset by the lapping of higher labor costs associated with the previously announced labor dispute. Operating profit margin in the 2005 period was positively impacted the lapping of higher labor costs, partially offset by higher fuel and insurance costs, primarily related to healthcare insurance, and the incremental costs associated with the start up of the new distribution center.

Other expense, net
Other expense, net, was $2.1 million in the 2005 quarter and $3.9 million in the 2005 period, compared to $3.2 million in the 2004 quarter and $5.5 million in the 2004 period. Included in other expense, net, was interest expense of $1.5 million and $2.9 million in the 2005 and 2004 quarters, respectively, and $2.5 million in the 2005 period and $4.9 million in the 2004 period. The decline in interest expense is primarily due to the redemption of our Convertible Notes in the fourth quarter of 2004 and the replacement of the Convertible Notes with lower interest debt, partially offset by increased interest rates. Other expense, net, also included losses on the sale of the undivided interest in receivables of $1.2 million in the 2005 quarter and $2.2 million in the 2005 period, compared to $506,000 in the 2004 quarter and $974,000 in the 2004 period. These losses are related to our receivables purchase facility, referred to as the Receivables Facility, and represents the discount from the carrying value that we incur from our sales of receivables to the financial institution. The increase from the 2004 quarter and period is due to an increase in the Receivables Facility from $110.0 to $130.0 million in 2004 and higher interest rates. The Receivables Facility is discussed below in “Liquidity and Capital Resources.”
Income tax expense
Income tax expense from continuing operations was $7.6 million in the 2005 quarter and $10.5 million in the 2005 period compared to $6.4 million in the 2004 quarter and $7.7 million in the 2004 period. As a percentage of earnings before income taxes, the provision for income taxes from continuing operations was approximately 38.2% in the 2005 quarter and 38.3% in the 2005 period compared to 39.7% in the 2004 quarter and 39.4% in the 2004 period. We expect our effective tax rate from continuing operations to be approximately 38.5% for the remainder of 2005.
Earnings from continuing operations
In the 2005 quarter, earnings from continuing operations increased $2.6 million, or 26.3%, to $12.2 million from $9.7 million in the 2004 quarter. In the 2005 period, earnings from continuing operations increased $5.1 million, or 42.9%, to $16.9 million from $11.9 million in the 2004 period. Earnings as a percentage of net sales were 0.8% in the 2005 quarter and 0.6% in the 2005 period compared to 0.7% in the 2004 quarter and 0.5% in the 2004 period.
Diluted net earnings per common share
Diluted earnings per common share from continuing operations, or EPS, is computed by dividing earnings from continuing operations available to common shareholders by the weighted average number of common shares and dilutive potential common shares outstanding during the period. In the 2005 quarter, diluted EPS increased 23.8% to $0.26 from $0.21 in the 2004 quarter. In the 2005 period, diluted EPS increased 44.0% to $0.36 from $0.25 in the 2004 period. After-tax interest expense and common share equivalents related to the Convertible Notes were not included in the EPS calculation in the 2005 quarter and period as they were redeemed in the 2004 fourth quarter. The Convertible Notes were included in the computation of diluted EPS in the 2004 quarter because they were dilutive but were not included in the computation of diluted EPS in the 2004 period because they were anti-dilutive.
Liquidity and Capital Resources
We have historically financed our operations and growth primarily with cash flows from operations, borrowings under our credit facilities, the issuance of long-term debt, the sale of undivided interests in receivables sold under the Receivables Facility, operating leases, normal trade credit terms and the sale of our common stock. Despite our growth in net sales, we have reduced our working capital needs by financing our inventory principally with accounts payable and outstanding checks in excess of deposits. We typically fund our acquisitions, and expect to fund future acquisitions, with our existing cash, additional borrowings under our revolving credit facility and the issuance of debt or equity securities. As discussed above, we completed the sale of our fresh-cut segment during the 2005 quarter. We utilized a portion of the proceeds from the sale to repay the majority of our debt and, as previously announced, have commenced a tender offer to repurchase up to 10,000,000 shares of our outstanding common stock. We will utilize approximately $151.3 million of the proceeds to pay our tax liability on the gain from the sale. We expect to return the majority of the balance of the net proceeds from the sale of our fresh-cut segment to our shareholders either through additional share repurchases, a cash dividend, or some combination of the two.

Cash and cash equivalents totaled $647.1 million at July 2, 2005, an increase of $594.7 million from January 1, 2005. The increase was primarily due to the net proceeds received from the sale of our fresh-cut segment of approximately $832.0 million, net of transaction costs. We utilized approximately $279.5 million of the proceeds to extinguish the majority of our outstanding debt, including a make whole payment and accrued interest. Cash provided by operating activities was $119.1 million. The increase in cash and cash equivalents was partially offset by cash used in investing activities of $39.5 million and cash used in financing activities of $255.4 million. Cash flow from discontinued operations provided $770.6 million. Operating, investing and financing activities of our continuing operations are discussed below.
Operating activities of continuing operations
In the 2005 period, we generated cash from operating activities of $119.1 million, compared to $47.3 million in the 2004 period. An increase in accrued expenses and accounts payable, partially offset by an increase in our inventory were the significant factors contributing to the cash provided by operating activities.
Investing activities of continuing operations
During the 2005 period, we used $39.5 million for investing activities, compared to $13.5 million in the 2004 period. Investing activities include the acquisition of businesses and additions to and disposals of property, plant and equipment. Capital expenditures were $38.4 million in the 2005 period and $12.6 million in the 2004 period. In the 2005 period, capital expenditures totaled $7.0 million in our Broadline segment, $29.0 million in our Customized segment primarily related to our new Indiana, California and South Carolina facilities and expansions to our Texas and Florida facilities and $2.4 million in our Corporate segment. We expect our total 2005 capital expenditures to range between $80 million and $100 million.
In the 2005 period, net cash paid for acquisitions consisted of $1.3 million related to the settlement of an earnout agreement with the former owners of Middendorf Meat Company, or Middendorf Meat. This amount was accrued, with a corresponding increase to goodwill, in our 2004 fourth quarter. Net cash paid for acquisitions in the 2004 period was $1.1 million related to contractual obligations in the purchase agreement for a company we acquired in 2000.
Financing activities of continuing operations
In the 2005 period, utilizing a portion of the net proceeds received from the sale of our fresh-cut segment, we repaid $210.0 million of borrowings outstanding under our $350.0 million revolving credit facility, referred to as the Credit Facility. In the 2004 period, we reduced our debt by $63.5 million, of which $63.2 million repaid borrowings outstanding under the Credit Facility.
Our Credit Facility expires in 2006 and bears interest at a floating rate equal to, at our election, the agent bank’s prime rate or a spread over LIBOR. This rate varies based upon our senior leverage ratio, which excludes subordinated debt, and is defined in the credit agreement. The Credit Facility has an annual commitment fee, ranging from 0.20% to 0.25% of the average daily unused portion of the total facility, based on our senior leverage ratio, as defined in the credit agreement. The Credit Facility also requires the maintenance of certain financial ratios, as defined in the credit agreement, and contains customary events of default. The Credit Facility allows for the issuance of up to $90.0 million of standby letters of credit, which reduce borrowings available under the Credit Facility. At July 2, 2005, we had no borrowings outstanding, $39.5 million of letters of credit outstanding and $310.5 million available under the Credit Facility, subject to compliance with customary borrowing conditions.
Checks in excess of deposits decreased by $49.1 million in the 2005 period and increased $13.9 million in the 2004 period. Checks in excess of deposits represent checks that we have written that are not yet cashed by the payee and in total exceed the current available cash balance at the respective bank. The decrease in checks in excess of deposits in the 2005 period is related to timing of cash payments.
Our associates who exercised stock options and purchased our stock under the employee stock purchase plan provided $4.1 million of proceeds in the 2005 period, compared to $6.8 million of proceeds in the 2004 period.

We believe that our cash flows from operations, borrowings under our Credit Facility and the sale of undivided interests in receivables under the Receivables Facility, discussed below, will be sufficient to fund our operations and capital expenditures for the foreseeable future. As we anticipate returning the majority of our proceeds from the sale of our fresh-cut segment to our shareholders, we will likely require additional sources of financing to the extent that we make additional acquisitions.
Discontinued Operations
On June 28, 2005, we completed the previously announced sale of all our stock in the subsidiaries that comprised our fresh-cut segment to Chiquita Brands International, Inc. for $860.6 million and recorded a net gain of approximately $181.0 million, subject to final working capital adjustments. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” depreciation and amortization were discontinued beginning February 23, 2005, the day after we entered into a definitive agreement to sell our fresh-cut segment. This resulted in a reduction of pre-tax expense of approximately $9.1 million, or $0.13 per share diluted in the second quarter, and $12.8 million, or $0.18 per share diluted for the period.
Sales in our discontinued operations increased slightly in the 2005 quarter and period compared to the 2004 quarter and period. Retail sales increased ahead of retail category growth, while foodservice sales decreased year over year due to reduced sales from customers rationalized in 2004.
Gross profit, operating profit, and net earnings from discontinued operations increased over the same period in the prior year due to increased sales, operational improvements and the discontinuation of depreciation and amortization, as noted above.
Off Balance Sheet Activities
At July 2, 2005, securitized accounts receivable under our Receivables Facility totaled $232.0 million, including $130.0 million sold to the financial institution and derecognized from our consolidated balance sheet. Total securitized accounts receivable includes our residual interest in the accounts receivable of $102.0 million. The Residual Interest represents our retained interest in the receivables held by PFG Receivables Corporation. We measure the Residual Interest using the estimated discounted cash flows of underlying accounts receivable, based on estimated collections and a discount rate approximately equivalent to our incremental borrowing rate. The loss on sale of undivided interest in receivables of $1.2 million and $506,000 in the 2005 and 2004 quarters, respectively, and $2.2 million and $974,000 in the 2005 and 2004 periods, respectively, is included in other expense, net, in our consolidated statements of earnings and represents our cost of securitizing those receivables with the financial institution. See Note 6 to our condensed consolidated financial statements for further discussion of our Receivables Facility. In addition, our 2004 Annual Report on Form 10-K contains a discussion of why our Receivables Facility is considered off balance sheet financing and describes other activities, which may be defined as off balance sheet financing.
Business Combinations
During the 2005 period, we paid approximately $1.3 million related to the settlement of an earnout agreement with the former owners of Middendorf Meat. This amount was accrued, with a corresponding increase to goodwill, in our 2004 fourth quarter. In the 2004 period, we paid $1.1 million and issued approximately 22,000 shares of our common stock, valued at approximately $750,000, primarily related to contractual obligations in the purchase agreement for a company we acquired in 2000.
Application of Critical Accounting Policies
We have prepared our consolidated financial statements and the accompanying notes in accordance with generally accepted accounting principles applied on a consistent basis. In preparing our financial statements, management must often make estimates and assumptions that affect reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements and during the reporting periods. Some of those judgments can be subjective and complex; consequently, actual results could differ from those estimates. We continually evaluate the accounting policies and estimates we use to prepare our financial statements. Management’s estimates are generally based upon historical experience and various other assumptions that we determine to be reasonable in light of the relevant facts and circumstances. We believe that our critical accounting estimates include goodwill and other intangible assets, allowance for doubtful accounts, reserves for claims under self-insurance programs, reserves for inventories, sales incentives, vendor rebates and other promotional incentives and income taxes. Our 2004 Annual Report on Form 10-K describes these critical accounting policies.
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
On February 22, 2005, our Compensation Committee of the Board of Directors voted to accelerate the vesting of certain unvested options to purchase approximately 1.8 million shares of our common stock held by certain employees and officers under our 1993 Employee Stock Incentive Plan and 2003 Equity Incentive Plan which had exercise prices greater than the closing price of our common stock on that date. These options became exercisable immediately as a result of the vesting acceleration. The accelerated vesting will result in us not being required to recognize any compensation expense associated with these option grants in future years. We believe this decision is in our best interest and the best interest of our shareholders.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risks
Our primary market risks are related to fluctuations in interest rates and changes in commodity prices. Our primary interest rate risk is from changing interest rates related to our outstanding debt. We currently manage this risk through a combination of fixed and floating rates on these obligations. As of July 2, 2005, our total debt of $4.1 million consisted entirely of fixed rate debt, with only our Receivables Facility having a floating rate, which is based upon a 30-day commercial-paper rate. A 100 basis-point increase in market interest rates on our Receivables Facility would result in a decrease in net earnings and cash flows of approximately $802,000 per annum, holding other variables constant.
Significant commodity price fluctuations for certain commodities that we purchase could have a material impact on our results of operations. In an attempt to manage our commodity price risk, our Broadline segment entered into contracts to purchase pre-established quantities of products in the normal course of business. Commitments that we have entered into to purchase products in our Broadline segment as of January 1, 2005, are included in the table of contractual obligations in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financing Activities” in our 2004 Annual Report on Form 10-K.
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
There were no changes in our internal control over financial reporting during the period ended July 2, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
In February 2005, we announced that we had received anonymous allegations questioning certain accounting practices at one of our Broadline operating subsidiaries. Our Audit Committee immediately began investigating these allegations and retained independent counsel, who also retained an independent accounting firm, to assist the Audit Committee in its review. Subsequently, the staff of the SEC informed us that it had opened an informal inquiry into these allegations, as well as into an allegation that our Broadline operating subsidiaries may have made improper inter-company transfers of inventory to avoid internally established reserve requirements for aged inventory. The Audit Committee conducted a thorough investigation and found no basis for any change to our previously reported financial results. The costs associated with the SEC inquiry or any enforcement action could be significant and an adverse outcome of the inquiry or any enforcement action could have a material adverse effect on our financial condition or results of operations. We continue to cooperate with the SEC in its investigation of these allegations.
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
     We did not repurchase any shares of our common stock during the quarterly period ended July 2, 2005.
Item 3. Defaults Upon Senior Securities.
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
     The annual meeting of shareholders was held on May 18, 2005. The following director nominees were elected by shareholders of record as of March 21, 2005:

Class III	Votes For	Votes Against	Votes Abstained
John E. Stokely	40,244,410	1,654,441	—
Fred C. Goad, Jr.	39,626,458	2,272,393	—
In addition, the following directors will continue in office until the annual meeting of shareholders for the year indicated:

Mr. Charles E. Adair	2006
Mr. Timothy M. Graven	2006
Mr. Robert C. Sledd	2007
Ms. Mary C. Doswell	2007
Item 5. Other Information.
     None.
Item 6. Exhibits

15	Letter regarding unaudited information from KPMG LLP.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERFORMANCE FOOD GROUP COMPANY

	By:	/s/ John D. Austin

John D. Austin Senior Vice President and Chief Financial Officer

Date: August 11, 2005

EXHIBIT INDEX

15	Letter regarding unaudited information from KPMG LLP.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.