Form 10-Q
period 2005-10-01
PERFORMANCE FOOD GROUP CO
filed 2005-11-10
CIK 908254

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED OCTOBER 1, 2005
Commission File No.: 0-22192
PERFORMANCE FOOD GROUP COMPANY
(Exact name of registrant as specified in its charter)

Tennessee	54-0402940
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation of Organization)

12500 West Creek Parkway	23238
Richmond, Virginia	(Zip Code)
(Address of Principal Executive Offices)
(804) 484-7700
Registrant’s Telephone Number, Including Area Code
Not Applicable
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
☑ Yes ☐ No
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
☑ Yes ☐ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
As of November 7, 2005, 37,579,769 shares of the issuer’s common stock were outstanding.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Performance Food Group Company:
We have reviewed the accompanying condensed consolidated balance sheet of Performance Food Group Company and subsidiaries (the Company) as of October 1, 2005, the related condensed consolidated statements of earnings for the three-month and nine-month periods ended October 1, 2005 and October 2, 2004 and the condensed consolidated statements of cash flows for the nine-month periods ended October 1, 2005 and October 2, 2004. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
/s/KPMG LLP
Richmond, Virginia
November 4, 2005

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(In thousands)	October 1, 2005	January 1, 2005

Assets
Current assets:
Cash and cash equivalents	$149,491	$52,322
Accounts receivable, net, including retained interest in securitized receivables	198,092	171,191
Inventories	291,342	287,019
Other current assets	24,144	25,463
Current assets from discontinued operations (Note 3)	10,374	109,924

Total current assets	673,443	645,919
Property, plant and equipment, net	240,867	201,248
Goodwill, net	355,836	354,038
Other intangible assets, net	51,333	54,471
Other assets	16,090	13,502
Non-current assets from discontinued operations (Note 3)	—	558,587

Total assets	$1,337,569	$1,827,765

Liabilities and Shareholders’ Equity
Current liabilities:
Outstanding checks in excess of deposits	$82,065	$103,948
Current installments of long-term debt	583	661
Trade accounts payable	246,666	227,882
Income taxes payable	16,318	—
Other current liabilities	125,519	112,580
Current liabilities from discontinued operations (Note 3)	6,775	116,024

Total current liabilities	477,926	561,095
Long-term debt, excluding current installments	3,396	263,859
Deferred income taxes	39,595	40,775
Non-current liabilities from discontinued operations (Note 3)	—	87,723

Total liabilities	520,917	953,452
Shareholders’ equity	816,652	874,313

Total liabilities and shareholders’ equity	$1,337,569	$1,827,765

     See accompanying notes to unaudited condensed consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings (Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004

Net sales	$1,401,780	$1,306,826	$4,281,322	$3,824,226
Cost of goods sold	1,215,912	1,136,339	3,726,146	3,326,144

Gross profit	185,868	170,487	555,176	498,082
Operating expenses	168,245	150,126	506,176	452,717

Operating profit	17,623	20,361	49,000	45,365

Other income (expense), net:
Interest income	3,218	207	3,720	557
Interest expense	(324)	(2,554)	(2,837)	(7,477)
Loss on sale of receivables	(1,339)	(583)	(3,580)	(1,557)
Other, net	28	(40)	331	42

Other income (expense), net	1,583	(2,970)	(2,366)	(8,435)

Earnings from continuing operations before income taxes	19,206	17,391	46,634	36,930
Income tax expense from continuing operations	7,295	6,544	17,794	14,233

Earnings from continuing operations, net of tax	11,911	10,847	28,840	22,697
(Loss) earnings from discontinued operations, net of tax	(464)	6,916	200,097	21,338

Net earnings	$11,447	$17,763	$228,937	$44,035

Weighted average common shares outstanding:
Basic	42,316	46,523	45,381	46,282
Diluted	42,906	53,270	45,972	53,249

Basic earnings (loss) per common share:
Continuing operations	$0.28	$0.23	$0.64	$0.49
Discontinued operations	(0.01)	0.15	4.41	0.46

Net earnings	$0.27	$0.38	$5.05	$0.95

Diluted earnings (loss) per common share:
Continuing operations	$0.28	$0.23	$0.63	$0.49
Discontinued operations	(0.01)	0.14	4.35	0.44

Net earnings	$0.27	$0.37	$4.98	$0.93

See accompanying notes to unaudited condensed consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
(In thousands)	October 1, 2005	October 2, 2004

Cash flows from operating activities:
Net earnings	$228,937	$44,035
Earnings from discontinued operations, net of tax	(200,097)	(21,338)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	16,923	15,624
Amortization	2,693	2,716
Tax benefit on exercise of stock options	2,427	4,165
Restricted stock expense	669	—
Other	608	1,096
Change in operating assets and liabilities, net	15,577	(31,846)

Net cash provided by operating activities from continuing operations	67,737	14,452

Cash flows from investing activities:
Purchases of property, plant and equipment	(56,685)	(21,848)
Net cash paid for acquisitions	(3,158)	(2,237)
Proceeds from sale of property, plant and equipment	143	165

Net cash used in investing activities from continuing operations	(59,700)	(23,920)

Cash flows from financing activities:
(Decrease) increase in outstanding checks in excess of deposits	(21,883)	38,076
Net payments on revolving credit facility	(210,000)	(63,870)
Principal payments on long-term debt	(541)	(648)
Payments for share repurchase	(301,213)	—
Cash paid for debt issuance costs	—	(452)
Proceeds from employee stock option, incentive and purchase plans	11,507	11,126

Net cash used in financing activities from continuing operations	(522,130)	(15,768)

Cash provided by discontinued operations	611,262	35,353

Net increase in cash and cash equivalents	97,169	10,117
Cash and cash equivalents, beginning of period	52,322	38,916

Cash and cash equivalents, end of period	$149,491	$49,033

     See accompanying notes to unaudited condensed consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
1.	Basis of Presentation

The accompanying condensed consolidated financial statements of Performance Food Group Company and subsidiaries (the “Company”) as of October 1, 2005, and for the three-month and nine-month periods ended October 1, 2005 and October 2, 2004, are unaudited. The unaudited January 1, 2005 condensed consolidated balance sheet was derived from the audited consolidated balance sheet included in the Company’s latest Annual Report on Form 10-K. The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X.

In the opinion of management, the unaudited condensed consolidated financial statements contained in this report reflect all adjustments, consisting of only normal recurring accruals, which are necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. References in this Form 10-Q to the 2005 and 2004 quarters and periods refer to the fiscal quarters and nine-month periods ended October 1, 2005 and October 2, 2004, respectively. These unaudited condensed consolidated financial statements, note disclosures and other information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K.

On June 28, 2005, the Company completed the sale of all its stock in the subsidiaries that comprised its fresh-cut segment to Chiquita Brands International, Inc. for $860.6 million and recorded a net gain of approximately $181.0 million, subject to final working capital adjustments. During the 2005 quarter, the Company recorded an additional $464,000 of tax expense as a result of changes in the effective tax rate, estimated deferred taxes and the related gain on the sale of the Company’s discontinued operations. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), depreciation and amortization were discontinued beginning February 23, 2005, the day after the Company entered into a definitive agreement to sell its fresh-cut segment. As such, unless otherwise noted, all amounts presented in the accompanying condensed consolidated financial statements, including all note disclosures, contain only information related to the Company’s continuing operations. See Note 3 for additional discontinued operations disclosures.

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

Inventories

The Company’s inventories consist of food and non-food products. The Company values inventories at the lower of cost or market using primarily the first-in, first-out (“FIFO”) method. At October 1, 2005 and

January 1, 2005, the Company’s inventory balances of $291.3 million and $287.0 million, respectively, consisted primarily of finished goods.

Revenue Recognition

The Company recognizes sales when persuasive evidence of an arrangement exists, the price is fixed or determinable, the product has been delivered to the customer and there is reasonable assurance of collection of the sales proceeds. Sales returns are recorded as reductions of sales.

Stock-Based Compensation

At October 1, 2005, the Company had stock-based employee compensation plans which are accounted for under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no stock-option related compensation cost has been reflected in net earnings in the condensed consolidated statements of earnings for the 2005 and 2004 quarters and periods, except when there was a modification to a fixed award. The following table illustrates the effect on net earnings and net earnings per common share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. The fair value of each option was estimated at the grant date using the Black-Scholes option-pricing model.

(In thousands)	2005 Quarter	2004 Quarter	2005 Period	2004 Period

Net earnings, as reported	$11,447	$17,763	$228,937	$44,035

Add: Stock-based compensation included in current period net earnings, net of related tax effects	—	—	—	228

Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects (includes approximately $7.3 million in the 2005 period related to the accelerated vesting of certain awards)	(627)	(2,776)	(9,533)	(6,517)

Pro forma net earnings	$10,820	$14,987	$219,404	$37,746

Net earnings per common share:
Basic — as reported	$0.27	$0.38	$5.05	$0.95
Basic — pro forma	$0.26	$0.32	$4.83	$0.82
Diluted — as reported	$0.27	$0.37	$4.98	$0.93
Diluted — pro forma	$0.25	$0.32	$4.78	$0.80

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R supersedes APB Opinion No. 25 and its related implementation guidance. SFAS No. 123R establishes standards for the accounting for transactions in which an entity issues equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS No. 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. The Company intends to adopt the modified prospective application provisions of SFAS No. 123R in its first fiscal quarter of 2006. Due to the underlying variables in the calculation, the Company has not determined the final impact, however, the Company anticipates the adoption of this standard will have a material impact on its results of operations.

On February 22, 2005, the Compensation Committee of the Company’s Board of Directors voted to accelerate the vesting of certain unvested options to purchase approximately 1.8 million shares of its common stock held by certain employees and officers under its 1993 Employee Stock Incentive Plan and 2003 Equity Incentive Plan which had exercise prices greater than the closing price of its common stock on February 22, 2005. These options became exercisable immediately as a result of the vesting acceleration and, as a result, the Company will not be required to recognize any compensation expense associated with these option grants in future years.

3.	Discontinued Operations

On June 28, 2005, the Company completed the sale of all its stock in the subsidiaries that comprised its fresh-cut segment to Chiquita Brands International, Inc. for $860.6 million and recorded a net gain of approximately $181.0 million, net of approximately $80.7 million in net tax expense, subject to final working capital adjustments. The tax expense is comprised of approximately $151.3 million in current tax expense, partially offset by approximately $70.6 million in deferred tax benefit. During the 2005 quarter, the Company recorded an additional $464,000 of tax expense as a result of changes in the effective tax rate, estimated deferred taxes and the related gain on the sale of the Company’s discontinued operations. In accordance with SFAS No. 144, depreciation and amortization were discontinued beginning February 23, 2005, the day after the Company entered into a definitive agreement to sell its fresh-cut segment. In accordance with EITF No. 87-24, Allocation of Interest to Discontinued Operations, the Company allocated to discontinued operations certain interest expense on debt that is required to be repaid as a result of the sale and a portion of interest expense associated with the Company’s revolving credit facility and subordinated convertible notes. The allocation percentage was calculated based on the ratio of net assets of the discontinued operations to consolidated net assets. Interest expense allocated to discontinued operations totaled $2.0 million for the 2004 quarter and $3.2 million and $6.5 million for the 2005 and 2004 periods, respectively. No interest expense was allocated to discontinued operations for the 2005 quarter. The assets and liabilities of the discontinued fresh-cut segment reflected on the consolidated balance sheets at October 1, 2005 and January 1, 2005 were comprised of the following:

(In thousands)	October 1, 2005	January 1, 2005

Assets
Accounts receivable, net	$8,487	$74,563
Inventories	—	27,816
Other current assets	1,887	7,545

Total current assets	10,374	109,924

Property, plant and equipment, net	—	193,453
Goodwill, net	—	232,473
Other intangible assets, net	—	130,399
Other assets	—	2,262

Total non-current assets	—	558,587

Total assets	$10,374	$668,511

Liabilities
Outstanding checks in excess of deposits	$—	$24,131
Current installments of long-term debt	—	275
Trade accounts payable	—	39,775
Other current liabilities	6,775	51,843

Total current liabilities	6,775	116,024

Long-term debt	—	14,725
Deferred income taxes	—	72,998

Total non-current liabilities	—	87,723

Total liabilities	$6,775	$203,747

The net sales, earnings before income taxes, and income tax expense of the Company’s discontinued operations were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004

Net sales	$—	$240,957	$510,987	$744,346

Earnings before income taxes	$—	$11,305	$294,401	$34,209

Income tax expense	$464	$4,389	$94,304	$12,871

4.	Business Combinations

During the 2005 quarter the Company paid approximately $2.0 million related to contractual obligations in the purchase agreement for a company it acquired in 2004. Also, during the 2005 period the Company paid approximately $1.3 million related to the settlement of an earnout agreement with the former owners of Middendorf Meat Company (“Middendorf Meat”); this amount was accrued, with a corresponding increase to goodwill, in the Company’s 2004 fourth quarter. During the 2004 period the Company paid $2.2 million and issued approximately 22,000 shares of its common stock, valued at approximately $750,000, primarily related to certain contractual obligations in the purchase agreement in connection with an acquisition completed in 2000.

5.	Earnings Per Common Share

Basic earnings per common share (“EPS”) is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be repurchased upon the exercise of stock options.

During the 2004 quarter and period, the Company had convertible subordinated notes (the “Convertible Notes”) outstanding. Diluted EPS is calculated on an “if-converted” basis and without conversion of the Convertible Notes. If the calculation of diluted EPS is more dilutive assuming conversion of the Convertible Notes, the after-tax interest on the Convertible Notes is added to net income and the shares into which the Convertible Notes are convertible are added to the dilutive shares. The Convertible Notes were redeemed during the Company’s fourth quarter of 2004; as such, they are not applicable to the EPS calculation in the 2005 quarter and period. In the 2004 quarter and period the Convertible Notes were dilutive and were included in the computation of diluted EPS. A reconciliation of the numerators and denominators of the basic and diluted EPS computations is as follows:

	2005 Quarter			2004 Quarter
			Per-Share			Per-Share
(In thousands, except per share amounts)	Earnings	Shares	Amount	Earnings	Shares	Amount

Basic EPS — continuing operations	$11,911	42,316	$0.28	$10,847	46,523	$0.23
Dilutive effect of stock options	—	590	—	—	639	—
Dilutive effect of Convertible Notes	—	—	—	1,175	6,108	—

Diluted EPS — continuing operations	$11,911	42,906	$0.28	$12,022	53,270	$0.23

Options to purchase approximately 1.6 million shares that were outstanding at October 1, 2005 were excluded from the computation of diluted shares because of their anti-dilutive effect on EPS for the 2005 quarter. The exercise price of these options ranged from $30.00 to $41.15. Options to purchase approximately 2.8 million shares that were outstanding at October 2, 2004 were excluded from the computation of diluted shares because of their anti-dilutive effect on EPS for the 2004 quarter. The exercise prices of these options ranged from $25.00 to $41.15.

	2005 Period			2004 Period
			Per-Share			Per-Share
(In thousands, except per share amounts)	Earnings	Shares	Amount	Earnings	Shares	Amount

Basic EPS — continuing operations	$28,840	45,381	$0.64	$22,697	46,282	$0.49
Dilutive effect of stock options	—	591	—	—	859	—
Dilutive effect of Convertible Notes	—	—	—	3,525	6,108	—

Diluted EPS — continuing operations	$28,840	45,972	$0.63	$26,222	53,249	$0.49

6.	Receivables Facility

In July 2001, the Company entered into a receivables purchase facility (the “Receivables Facility”), under which PFG Receivables Corporation, a wholly owned, special-purpose subsidiary, sold an undivided interest in certain of the Company’s trade receivables. PFG Receivables Corporation was formed for the sole purpose of buying receivables generated by certain of the Company’s operating units and selling an undivided interest in those receivables to a financial institution. Under the Receivables Facility, certain of the Company’s operating units sell a portion of their accounts receivable to PFG Receivables Corporation, which in turn, subject to certain conditions, may from time to time sell an undivided interest in these receivables to a financial institution. The Company’s operating units continue to service the receivables on behalf of the financial institution at estimated market rates. Accordingly, the Company has not recognized a servicing asset or liability.

At October 1, 2005, securitized accounts receivable totaled $223.3 million, including $130.0 million sold to the financial institution and derecognized from the condensed consolidated balance sheet. Total securitized accounts receivable includes the Company’s residual interest in accounts receivable (“Residual Interest”) of $93.3 million. At January 1, 2005, securitized accounts receivable totaled $225.6 million, including $130.0 million sold to the financial institution and derecognized from the consolidated balance sheet, and including Residual Interest of $95.6 million. The Residual Interest represents the Company’s retained interest in receivables held by PFG Receivables Corporation. The Residual Interest was measured using the estimated discounted cash flows of the underlying accounts receivable, based on estimated collections and a discount rate approximately equivalent to the Company’s incremental borrowing rate. The loss on sale of the undivided interest in receivables of $1.3 million and $583,000 in the 2005 and 2004 quarters, respectively, and $3.6 million and $1.6 million in the 2005 and 2004 periods, respectively, is included in other income (expense), net, in the condensed consolidated statements of earnings and represents the Company’s cost of securitizing those receivables with the financial institution.

The Company records the sale of the undivided interest in accounts receivable to the financial institution in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Accordingly, at the time the undivided interest in receivables is sold, the receivables are removed from the Company’s consolidated balance sheet. The Company records a loss on the sale of the undivided interest in these receivables, which includes a discount, based upon the receivables’ credit quality and a financing cost for the financial institution, based upon a 30-day commercial paper rate. At October 1, 2005, the rate under the Receivables Facility was 4.16% per annum.

The key economic assumptions used to measure the Residual Interest at October 1, 2005, were a discount rate of 4.75% and an estimated life of approximately 1.5 months. At October 1, 2005, an immediate adverse change in the discount rate and estimated life of 10% and 20%, with other factors remaining constant, would reduce the fair value of the Residual Interest with a corresponding increase in the loss on sale of receivables, but would not have a material impact on the Company’s consolidated financial condition or results of operations.

7.	Goodwill and Other Intangible Assets

The following table presents details of the Company’s intangible assets as of October 1, 2005 and January 1, 2005:

	As of October 1, 2005			As of January 1, 2005
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
(In thousands)	Amount	Amortization	Net	Amount	Amortization	Net

Intangible assets with definite lives:
Customer relationships	$32,859	$9,313	$23,546	$32,859	$7,625	$25,234
Trade names and trademarks	17,228	2,612	14,616	17,228	2,058	15,170
Deferred financing costs	2,736	1,920	816	2,801	1,390	1,411
Non-compete agreements	3,353	2,732	621	3,203	2,281	922

Total intangible assets with definite lives	$56,176	$16,577	$39,599	$56,091	$13,354	$42,737

Intangible assets with indefinite lives:
Goodwill*	$367,862	$12,026	$355,836	$366,064	$12,026	$354,038
Trade names	11,869	135	11,734	11,869	135	11,734

Total intangible assets with indefinite lives	$379,731	$12,161	$367,570	$377,933	$12,161	$365,772

*	Amortization was recorded before the Company’s adoption of SFAS No. 142, Goodwill and Other Intangible Assets.
The Company recorded amortization expense of $1.1 million and $1.3 million in the 2005 and 2004 quarters, respectively, and $3.3 million and $3.8 million in the 2005 and 2004 periods, respectively. These amounts included amortization of debt issuance costs of approximately $222,000 and $372,000 in the 2005 and 2004 quarters, respectively, and $597,000 and $1.1 million in the 2005 and 2004 periods, respectively. The estimated future amortization expense of intangible assets as of October 1, 2005 is as follows:

(In thousands)	Amount

2005 (remaining quarter)	$997
2006	3,825
2007	3,173
2008	2,820
2009	2,819
2010	2,812
Thereafter	23,153

Total amortization expense	$39,599

8. Shareholders’ Equity
In August 2005, the Company purchased 10,071,164 shares of its common stock at a purchase price of $29.75 per share for a total purchase price (including transaction costs) of $301.2 million as a result of its modified “Dutch Auction” tender offer. American Stock Transfer & Trust Company, the depositary for the tender offer, issued payment for the shares validly tendered and accepted for purchase and returned all other shares tendered and not accepted for purchase.
9. Commitments and Contingencies
At October 1, 2005, the Company’s Customized and Broadline segments had outstanding purchase orders for capital projects totaling $3.2 million and $20.3 million, respectively. Amounts due under these contracts were not included on the Company’s condensed consolidated balance sheet as of October 1, 2005, in accordance with generally accepted accounting principles.
The Company has entered into numerous operating leases, including leases of buildings, equipment, tractors and trailers. In certain of the Company’s leases of tractors, trailers and other vehicles and equipment, the Company has provided residual value guarantees to the lessors. Circumstances that would require the Company to perform under the guarantees include either (1) the Company’s default on the leases with the leased assets being sold for less than the specified residual values in the lease agreements, or (2) the Company’s decisions not to purchase the assets at the end of the lease terms combined with the sale of the assets, with sales proceeds less than the residual value of the leased assets specified in the lease agreements. The Company’s residual value guarantees under these operating lease agreements typically range between 4% and 20% of the value of the leased assets at inception of the lease. These leases have original terms ranging from one to nine years and expiration dates ranging from 2005 to 2012. As of October 1, 2005, the undiscounted maximum amount of potential future payments under the Company’s guarantees totaled $7.0 million, which would be mitigated by the fair value of the leased assets at lease expiration. The assessment as to whether it is probable that the Company will be required to make payments under the terms of the guarantees is based upon the Company’s actual and expected loss experience. Consistent with the requirements of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), the Company has recorded $55,000 of the $7.0 million of potential future guarantee payments on its condensed consolidated balance sheet as of October 1, 2005.
In connection with the sale of its fresh-cut segment, the Company remained obligated on a guarantee of the future lease payments of one of the fresh-cut segment facilities that was sold to Chiquita Brands International, Inc. (“Chiquita”). The Company will be required to perform under the guarantee if Chiquita defaults on its lease obligations. In connection with the sale of the fresh-cut segment to Chiquita, Chiquita assumed the Company’s obligation under the guarantee and agreed to indemnify the Company for any losses it suffers as a result of Chiquita’s failure to perform its assumed obligations. The Company estimates its maximum exposure under the guarantee obligation is $17.3 million. In addition, Chiquita has delivered a letter of credit in an initial amount of $6.7 million to the Company as security for the performance of its assumed guarantee obligations. Consistent with the requirements of FIN 45, the Company has recorded an estimated liability of $2.5 million in its condensed consolidated financial statements as of October 1, 2005.
In connection with certain acquisitions, the Company has entered into earnout agreements with certain of the former owners of the businesses that the Company has acquired. These agreements are based upon certain sales, operating profit, net earnings and affiliate distributor targets, as defined in each agreement. These earnout payments are for companies acquired in 2002 and 2003, and, if earned, will be in cash. As of October 1, 2005, the maximum potential earnout obligation, assuming all future earnout targets are met in their earliest possible years, totaled $1.0 million, all of which can be potentially earned in 2005. These contingent payments are not recorded on the Company’s condensed consolidated balance sheet at October 1, 2005, in accordance with generally accepted accounting principles. If paid, these earnout payments would increase the goodwill of the companies acquired. If the future earnout targets are not met, these maximum amounts will be lower, or the Company may not be required to make payments.
10. Industry Segment Information
The Company has two operating segments included in its continuing operations: broadline foodservice distribution (“Broadline”) and customized foodservice distribution (“Customized”). As discussed in Note 3, the sale of the Company’s fresh-cut segment was completed in the 2005 second quarter and, as such, it is accounted for as a discontinued operation. Broadline markets and distributes more than 61,000 national and proprietary brand food and non-food products to a total of over 43,000 street and chain customers. Broadline consists of 19 distribution facilities that design and manage their own product mix, distribution routes and delivery schedules to accommodate the needs of a large number of customers whose individual purchases vary in size. In addition, Broadline operates three locations that provide merchandising and marketing services to independent foodservice distributors. Customized services casual and family dining chain restaurants. These customers generally prefer a centralized point of contact that facilitates item and menu changes, tailored distribution routing and customer service. The Customized distribution network distributes nationwide and internationally from eight distribution facilities.

2005 Quarter			Corporate and	Total Continuing
(In thousands)	Broadline	Customized	Intersegment	Operations

Net external sales	$856,383	$545,397	$—	$1,401,780
Intersegment sales	180	44	(224)	—
Total sales	856,563	545,441	(224)	1,401,780
Operating profit	18,400	6,484	(7,261)	17,623
Interest expense (income)	4,309	957	(4,942)	324
Loss (gain) on sale of receivables	2,405	675	(1,741)	1,339
Depreciation	3,259	1,308	1,133	5,700
Amortization	882	—	—	882
Capital expenditures	4,414	13,420	492	18,326

2004 Quarter			Corporate and	Total Continuing
(In thousands)	Broadline	Customized	Intersegment	Operations

Net external sales	$797,011	$509,815	$—	$1,306,826
Intersegment sales	152	76	(228)	—
Total sales	797,163	509,891	(228)	1,306,826
Operating profit	20,737	5,922	(6,298)	20,361
Interest expense (income)	3,013	210	(669)	2,554
Loss (gain) on sale of receivables	1,828	656	(1,901)	583
Depreciation	3,256	1,072	944	5,272
Amortization	908	—	—	908
Capital expenditures	1,878	6,252	1,094	9,224

2005 Period			Corporate and	Total Continuing
(In thousands)	Broadline	Customized	Intersegment	Operations

Net external sales	$2,612,280	$1,669,042	$—	$4,281,322
Intersegment sales	483	160	(643)	—
Total sales	2,612,763	1,669,202	(643)	4,281,322
Operating profit	54,522	18,346	(23,868)	49,000
Interest expense (income)	12,172	1,601	(10,936)	2,837
Loss (gain) on sale of receivables	7,450	2,176	(6,046)	3,580
Depreciation	9,906	3,740	3,277	16,923
Amortization	2,693	—	—	2,693
Capital expenditures	11,429	42,437	2,819	56,685

2004 Period			Corporate and	Total Continuing
(In thousands)	Broadline	Customized	Intersegment	Operations

Net external sales	$2,295,746	$1,528,480	$—	$3,824,226
Intersegment sales	607	230	(837)	—
Total sales	2,296,353	1,528,710	(837)	3,824,226
Operating profit	51,317	15,485	(21,437)	45,365
Interest expense (income)	8,815	529	(1,867)	7,477
Loss (gain) on sale of receivables	5,879	1,973	(6,295)	1,557
Depreciation	9,879	3,216	2,529	15,624
Amortization	2,716	—	—	2,716
Capital expenditures	5,991	11,832	4,025	21,848

Total assets by reportable segment and reconciliation to the condensed consolidated balance sheets are as follows:

	October 1, 2005	January 1, 2005

Broadline	$860,441	$830,421
Customized	223,022	176,827
Corporate & Intersegment	243,732	152,006
Discontinued operations	10,374	668,511

Total assets	$1,337,569	$1,827,765

11. Subsequent Event
On October 7, 2005, the Company entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”) that provides the Company with up to $400 million in borrowing capacity, with a $100 million sublimit for letters of credit, under a senior revolving credit facility that expires on October 7, 2010. The Company has the right, without the consent of the lenders, to increase the total amount of the facility to $600 million. Borrowings under the Credit Agreement bear interest, at the Company’s option, at the Base Rate (defined as the greater of the Administrative Agent’s prime rate or the overnight federal funds rate plus 0.50%) or LIBOR plus a spread of 0.50% to 1.25%. The Credit Agreement also provides for a fee ranging between 0.125% and 0.225% of unused commitments. The Credit Agreement requires the maintenance of certain financial ratios, as defined in the Credit Agreement, and contains customary events of default.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless this Form 10-Q indicates otherwise or the context otherwise requires, the terms “we,” “our,” “us,” or “Performance Food Group” as used in this Form 10-Q refer to Performance Food Group Company and its subsidiaries other than those making up our former fresh-cut segment. References in this Form 10-Q to the 2005 and 2004 quarters and periods refer to our fiscal three-month and nine-month periods ended October 1, 2005 and October 2, 2004, respectively. The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in the Form 10-Q.
On June 28, 2005, we completed the sale of all our stock in the subsidiaries that comprised our fresh-cut segment to Chiquita Brands International, Inc. for $860.6 million and recorded a net gain of approximately $181.0 million, subject to final working capital adjustments. During the 2005 quarter, we recorded an additional $464,000 of tax expense as a result of changes in the effective tax rate, estimated deferred taxes and the related gain associated with the sale of our discontinued operations. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS 144, depreciation and amortization were discontinued beginning February 23, 2005, the day after we entered into a definitive agreement to sell our fresh-cut segment. The following detailed discussion and analysis is representative of our continuing operations only and all prior year amounts have been reclassified to conform to current year discontinued operations presentation. Refer to “Discontinued Operations” for analysis of our discontinued operations.
Overview
Our net sales from continuing operations in the 2005 quarter and period increased 7.3% and 12.0% over the 2004 quarter and period, respectively, with all of our sales growth in the 2005 quarter and period coming from internal growth. Food price inflation was nominal in the 2005 quarter and contributed 2% to our sales growth in the 2005 period. Primarily as a result of a shift in customer mix, our Broadline distribution segment experienced a lower gross profit margin in the 2005 period, which we define as gross profit as a percentage of net sales. In the 2005 quarter, the operating expense ratio, which we define as operating expenses as a percentage of net sales, increased primarily due to higher bad debt expense in our Broadline segment and increased fuel costs in both segments. In the 2005 period, the operating expense ratio declined primarily due to operational efficiencies in our Broadline segment.
Going forward, we continue to be focused on managing the growth we are generating in our business, adding new capacity and driving operational improvements in both of our business segments. We continue to seek innovative means of servicing our customers and producing a unique product to distinguish ourselves from others in the marketplace.
Results of Operations

	2005 Quarter		2004 Quarter		2005 Period		2004 Period
Net Sales		% of	Net	% of	Net	% of	Net	% of
(In thousands)	Net Sales	Total	Sales	Total	Sales	Total	Sales	Total

Broadline	$856,563	61.1%	$797,163	61.0%	$2,612,763	61.0%	$2,296,353	60.0%
Customized	545,441	38.9%	509,891	39.0%	1,669,202	39.0%	1,528,710	40.0%
Intersegment*	(224)	—	(228)	—	(643)	—	(837)	—

Total net sales from continuing operations	$1,401,780	100.0%	$1,306,826	100.0%	$4,281,322	100.0%	$3,824,226	100.0%

*	Intersegment sales are sales between the segments, which are eliminated in consolidation.
Consolidated. In the 2005 quarter, net sales from continuing operations increased $95.0 million, or 7.3%, over the 2004 quarter. In the 2005 period, net sales from continuing operations increased $457.1 million, or 12.0%, over the 2004 period. All of our growth in the 2005 quarter and period was from existing operations. We estimate that food product inflation was nominal in the 2005 quarter and contributed approximately 2% to net sales growth in the 2005 period. During the 2005 quarter, the Gulf Coast and Southeast regions of the United States experienced two significant hurricanes. The impact on net sales as a result of these hurricanes was approximately $12 to $13 million in the 2005 quarter. Both of our continuing operations’ segments contributed to our sales growth in the 2005 quarter and period as discussed in more detail in the following paragraphs.
Broadline. In the 2005 quarter, Broadline net sales increased $59.4 million, or 7.5%, over the 2004 quarter. In the 2005 period, Broadline net sales increased $316.4 million, or 13.8%, over the 2004 period. We estimate that food price inflation contributed approximately 1% and 2% to Broadline’s net sales growth in the 2005 quarter and period, respectively. In the 2005 quarter and period, Broadline experienced growth in its multi-unit business due to new multi-unit customers that were added during the second half of 2004. During the 2005 quarter, the Gulf Coast and Southeast regions of the United States experienced two significant hurricanes. The impact on Broadline’s net sales as a result of these hurricanes was approximately $10 to $11 million. We expect the impact of the recent hurricanes to affect sales in our fourth quarter. These hurricanes also delayed the rollout of certain new multi-unit business until the 2005 fourth quarter. Also, during the 2005 fourth quarter, we expect to begin exiting approximately $115 million of annualized multi-unit sales, the majority of which is a result of our own initiative to rationalize business that does not meet our profit objectives.
Broadline net sales represented 61.1% and 61.0% of our net sales from continuing operations in the 2005 and 2004 quarters, respectively. Broadline net sales were 61.0% and 60.0% of our net sales from continuing operations in the 2005 and 2004 periods, respectively. The increase as a percentage of our net sales from continuing operations is primarily due to growth in our multi-unit business, as noted above.
Customized. In the 2005 quarter, Customized net sales increased $35.6 million, or 7.0%, over the 2004 quarter due to continued growth with existing customers. In the 2005 period, Customized net sales increased $140.5 million, or 9.2%, over the 2004 period. We estimate that there was food price deflation of approximately 1% in the 2005 quarter and inflation of approximately 1% in the 2005 period. Customized net sales represented 38.9% and 39.0% of our net sales from continuing operations in the 2005 and 2004 quarters, respectively. Customized net sales were 39.0% and 40.0% of our net sales from continuing operations in the 2005 and 2004 periods, respectively. This decline is due to the increase in Broadline net sales, as noted above.
Cost of goods sold
Consolidated. In the 2005 quarter, cost of goods sold increased $79.6 million, or 7.0%, to $1.2 billion, compared to $1.1 billion in the 2004 quarter. In the 2005 period, cost of goods sold increased $400.0 million, or 12.0%, to $3.7 billion, compared to $3.3 billion in the 2004 period. Cost of goods sold as a percentage of net sales, or the cost of goods sold ratio, was 86.7% in the 2005 quarter and 87.0% in the 2005 period, compared to 87.0% in the 2004 quarter and period. The decrease in the cost of goods sold ratio in the 2005 quarter was driven primarily by improvements related to procurement initiatives and increased fuel surcharges.
Broadline. Our Broadline segment’s cost of goods sold as a percentage of net sales in the 2005 quarter was relatively flat as compared to the 2004 quarter. Cost of goods sold as a percentage of net sales in the 2005 period increased compared to the 2004 period primarily due to the increase in our sales mix of multi-unit business, which typically carries a lower gross margin, partially offset by improvements related to procurement initiatives and increased fuel surcharges.
Customized. Our Customized segment’s cost of goods sold as a percentage of net sales decreased slightly in the 2005 quarter and period compared to the 2004 quarter and period primarily due to increased fuel surcharges.
Gross profit
In the 2005 quarter, gross profit from continuing operations increased $15.4 million, or 9.0%, to $185.9 million, compared to $170.5 million in the 2004 quarter. In the 2005 period, gross profit from continuing operations increased $57.1 million, or 11.5%, to $555.2 million, compared to $498.1 million in the 2004 period. Gross profit margin was 13.3% in the 2005 quarter and 13.0% in the 2005 period, compared to 13.0% in the 2004 quarter and period. The increase in the gross profit margin in the 2005 quarter was primarily driven by improvements related to procurement initiatives and increased fuel surcharges, partially offset by an increased mix of multi-unit business, as discussed above.
Operating expenses
Consolidated. Operating expenses in the 2005 quarter increased $18.1 million, or 12.1%, to $168.2 million, compared to $150.1 million in the 2004 quarter. In the 2005 period, operating expenses increased $53.5 million, or 11.8%, to $506.2 million, compared to $452.7 million in the 2004 period. Operating expenses as a percentage of net sales were 12.0% in the 2005 quarter and 11.8% in the 2005 period, compared to 11.5% in the 2004 quarter and 11.8% in the 2004 period. This increase is primarily due to higher bad debt expense in our Broadline segment and higher fuel costs in both segments.
Broadline. Our Broadline segment’s operating expenses increased as a percentage of net sales in the 2005 quarter from the 2004 quarter due primarily to higher fuel costs and higher bad debt expense as a result of exposure to customers impacted by the previously discussed hurricanes, as well as an increase in customer bankruptcies. Operating expenses decreased as a percentage of net sales in the 2005 period from the 2004 period due primarily to the increased mix of multi-unit business, which has a lower expense ratio, and through operating efficiencies, partially offset by higher fuel costs. We expect increased operating expenses in our 2005 fourth quarter as we exit certain multi-unit business and transition into new multi-unit replacement business.
Customized. Our Customized segment’s operating expenses as a percentage of net sales increased in the 2005 quarter and period from the 2004 quarter and period. The increase in the operating expense ratio is primarily due to increased fuel costs and incremental start up costs associated with the new South Carolina and Indiana distribution centers, partially offset in the 2005 period by the lapping of higher labor costs associated with the previously announced labor dispute in the prior year. We also expect incremental start-up costs in the fourth quarter of 2005 related to the opening of additional distribution centers.
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
Operating Profit

	2005 Quarter		2004 Quarter		2005 Period		2004 Period
Operating Profit	Operating	% of	Operating	% of	Operating	% of	Operating	% of
(In thousands)	Profit	Sales	Profit	Sales	Profit	Sales	Profit	Sales

Broadline	$18,400	2.1%	$20,737	2.6%	$54,522	2.1%	$51,317	2.2%
Customized	6,484	1.2%	5,922	1.2%	18,346	1.1%	15,485	1.0%
Corporate	(7,261)	—	(6,298)	—	(23,868)	—	(21,437)	—

Total operating profit from continuing operations	$17,623	1.3%	$20,361	1.6%	$49,000	1.1%	$45,365	1.2%

Consolidated. In the 2005 quarter, operating profit from continuing operations decreased $2.7 million, or 13.4%, from the 2004 quarter. In the 2005 period, operating profit from continuing operations increased $3.6 million, or 8.0%, from the 2004 period. Operating profit margin, defined as operating profit as a percentage of net sales, was 1.3% in the 2005 quarter and 1.1% in the 2005 period, compared to 1.6% in the 2004 quarter and 1.2% in the 2004 period. The decrease in operating profit margin in the 2005 quarter was due primarily to the impact associated with the previously discussed hurricanes, as well as higher bad debt expense in our Broadline segment and higher fuel costs in both segments. We expect the impact of the recent hurricanes to negatively impact operating profit by approximately $500,000 to $1.0 million in the 2005 fourth quarter. The decline in the 2005 period was primarily due to higher fuel costs in both segments, partially offset by operational efficiencies in our Broadline segment.

Broadline. Our Broadline segment’s operating profit margin was 2.1% in both the 2005 quarter and period, compared to 2.6% in the 2004 quarter and 2.2% in the 2004 period. Operating profit margin in the 2005 quarter was negatively impacted by higher bad debt expense and higher fuel costs. Operating profit margin in the 2005 period was negatively impacted by an increased mix of multi-unit business, which has a lower gross profit, and higher fuel costs, partially offset by improved operating efficiencies.
Customized. Our Customized segment’s operating profit margin was 1.2% in the 2005 quarter and 1.1% in the 2005 period, compared to 1.2% in the 2004 quarter and 1.0% in the 2004 period. Operating profit margin in the 2005 quarter was flat compared to the 2004 quarter. Operating profit margin in the 2005 period was positively impacted by the improved gross profit percentage, as discussed above, and the lapping of higher labor costs associated with the previously announced labor dispute, partially offset by higher fuel costs and incremental costs associated with the start up of new distribution centers.
Other income (expense), net
Other income (expense), net, was income of $1.6 million in the 2005 quarter and expense of $2.4 million in the 2005 period, compared to expenses of $3.0 million in the 2004 quarter and $8.4 million in the 2004 period. Included in other income (expense), net, was interest expense of approximately $324,000 and $2.6 million in the 2005 and 2004 quarters, respectively, and $2.8 million and $7.5 million in the 2005 and 2004 periods, respectively. The decline in interest expense is primarily due to the replacement of our convertible notes with lower interest rate debt and the reduction of borrowings on our revolving credit facility that were paid with a portion of the proceeds from the sale of our fresh-cut segment, partially offset by higher interest rates. Other income (expense), net, also includes interest income of $3.2 million in the 2005 quarter and $3.7 million in the 2005 period, compared to $207,000 in the 2004 quarter and $557,000 in the 2004 period. The increase in interest income is due to the interest earned on the unused portion of the proceeds from the sale of our fresh-cut segment. Other income (expense), net also includes losses on the sale of the undivided interest in receivables of $1.3 million in the 2005 quarter and $3.6 million in the 2005 period, compared to $583,000 in the 2004 quarter and $1.6 million in the 2004 period. These losses are related to our receivables purchase facility, referred to as the Receivables Facility, and represents the discount from the carrying value that we incur from our sales of receivables to the financial institution. The increase from the 2004 quarter and period is due to an increase in the Receivables Facility from $110.0 to $130.0 million in 2004 and higher interest rates. The Receivables Facility is discussed below in “Liquidity and Capital Resources.”
Income tax expense
Income tax expense from continuing operations was $7.3 million in the 2005 quarter and $17.8 million in the 2005 period, compared to $6.5 million in the 2004 quarter and $14.2 million in the 2004 period. As a percentage of earnings before income taxes, the provision for income taxes from continuing operations was approximately 38.0% in the 2005 quarter and approximately 38.2% in the 2005 period, compared to 37.6% in the 2004 quarter and 38.5% in the 2004 period. We expect our effective tax rate from continuing operations to be approximately 38.2% for the remainder of 2005.
Earnings from continuing operations
In the 2005 quarter, earnings from continuing operations increased $1.1 million, or 9.8%, to $11.9 million from $10.8 million in the 2004 quarter. In the 2005 period, earnings from continuing operations increased $6.1 million, or 27.1%, to $28.8 million from $22.7 million in the 2004 period. Earnings from continuing operations as a percentage of net sales were 0.8% in the 2005 quarter and 0.7% in the 2005 period, compared to 0.8% in the 2004 quarter and 0.6% in the 2004 period.
Diluted net earnings per common share
Diluted net earnings per common share from continuing operations, or diluted EPS, is computed by dividing earnings from continuing operations available to common shareholders by the weighted average number of common shares and dilutive potential common shares outstanding during the period. In the 2005 quarter, diluted EPS increased 21.7% to $0.28 from $0.23 in the 2004 quarter. In the 2005 period, diluted EPS from continuing operations increased 28.6% to $0.63 from $0.49 in the 2004 period. After-tax interest expense and common share equivalents related to the Convertible Notes were not included in the EPS calculation in the 2005 quarter and period as they were redeemed in the 2004 fourth quarter. The Convertible Notes were included in the computation of diluted EPS in the 2004 quarter and period because they were dilutive.
Liquidity and Capital Resources
We have historically financed our operations and growth primarily with cash flows from operations, borrowings under our credit facilities, the issuance of long-term debt, the sale of undivided interests in receivables sold under the Receivables Facility, operating leases, normal trade credit terms and the sale of our common stock. Despite our growth in net sales, we have reduced our working capital needs by financing our inventory principally with accounts payable and outstanding checks in excess of deposits. We typically fund our acquisitions, and expect to fund future acquisitions, with our existing cash, additional borrowings under our revolving credit facility and the issuance of debt or equity securities. As discussed above, we completed the sale of our fresh-cut segment during the 2005 period. We utilized a portion of the proceeds from the sale to repay the majority of our debt and, as previously announced, have completed a share repurchase of approximately 10.1 million shares of our outstanding common stock. We also utilized approximately $151.3 million to pay our tax liability on the gain from the sale. We expect to return the majority of the balance of the net proceeds from the sale of our fresh-cut segment of approximately $100 million to our shareholders through additional share repurchases.
Cash and cash equivalents totaled $149.5 million at October 1, 2005, an increase of $97.2 million from January 1, 2005. The increase was primarily due to the net proceeds received from the sale of our fresh-cut segment of approximately $832.0 million, net of transaction costs. We utilized approximately $279.5 million of the proceeds to extinguish the majority of our outstanding debt, including a make whole payment and accrued interest. We also utilized approximately $301.2 million of the proceeds to repurchase approximately 10.1 million shares of our outstanding common stock, as discussed above, and approximately $151.3 million to pay our outstanding tax obligation related to the gain on the sale. Cash provided by operating activities was $67.7 million. The increase in cash and cash equivalents was partially offset by cash used in investing activities of $59.7 million and cash used in financing activities of $522.1 million. Cash flow from discontinued operations provided $611.3 million, including net cash proceeds from the sale of our discontinued operations, as discussed above. Operating, investing and financing activities of our continuing operations are discussed below.
Operating activities of continuing operations
In the 2005 period, we generated cash from operating activities of $67.7 million, compared to $14.5 million in the 2004 period. An increase in our accrued expenses and accounts payable, partially offset by an increase in our inventory and accounts receivable, were the significant factors contributing to the cash provided by operating activities.
Investing activities of continuing operations
During the 2005 period, we used $59.7 million for investing activities, compared to $23.9 million in the 2004 period. Investing activities include the acquisition of businesses and additions to and disposals of property, plant and equipment. Capital expenditures were approximately $56.7 million in the 2005 period and $21.8 million in the 2004 period. In the 2005 period, capital expenditures totaled $11.4 million in our Broadline segment, $42.4 million in our Customized segment, primarily related to our new Indiana, California and South Carolina facilities and expansions to our Texas and Florida facilities, and $2.8 million in our Corporate segment. We expect our total 2005 capital expenditures to range between $80 million and $85 million.
In the 2005 period, net cash paid for acquisitions consisted of $1.3 million related to the settlement of an earnout agreement with the former owners of Middendorf Meat Company, or Middendorf Meat, and $2.0 million related to contractual obligations in the purchase agreement for a company we acquired in 2004. Net cash paid for acquisitions in the 2004 period was $2.2 million related to contractual obligations in the purchase agreement for a company we acquired in 2000.

Financing activities of continuing operations
In the 2005 period, utilizing a portion of the net proceeds received from the sale of our fresh-cut segment, we repaid $210.0 million of borrowings outstanding under our $350.0 million revolving credit facility, referred to as the Credit Facility. As previously discussed, we also repurchased approximately 10.1 million shares of our outstanding common stock during the 2005 period, resulting in a total payment of approximately $301.2 million. In the 2004 period, we reduced our debt by $64.5 million, of which $63.9 million repaid borrowings outstanding under the Credit Facility.
As discussed below in “Subsequent Event”, we amended and restated our Credit Facility on October 7, 2005. At October 1, 2005, under our then existing facility, we had no borrowings outstanding, $39.3 million of letters of credit outstanding and $310.7 million available under the Credit Facility, subject to compliance with customary borrowing conditions.
Checks in excess of deposits decreased by $21.9 million in the 2005 period and increased by $38.1 million in the 2004 period. Checks in excess of deposits represent checks that we have written that are not yet cashed by the payee and in total exceed the current available cash balance at the respective bank. The decrease in checks in excess of deposits in the 2005 period is related to timing of cash payments.
Our associates who exercised stock options and purchased our stock under the employee stock purchase plan provided $11.5 million of proceeds in the 2005 period, compared to $11.1 million of proceeds in the 2004 period.
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
Discontinued Operations
On June 28, 2005, we completed the previously announced sale of all our stock in the subsidiaries that comprised our fresh-cut segment to Chiquita Brands International, Inc. for $860.6 million and recorded a net gain of approximately $181.0 million, subject to final working capital adjustments. During the 2005 quarter, we recorded an additional $464,000 of tax expense as a result of changes in the effective tax rate, estimated deferred taxes and the related gain associated with the sale of our discontinued operations. In accordance with SFAS No. 144, depreciation and amortization were discontinued beginning February 23, 2005, the day after we entered into a definitive agreement to sell our fresh-cut segment. This resulted in a reduction of pre-tax expense of approximately $12.8 million, or $0.18 per share diluted for the 2005 period.
Off Balance Sheet Activities
At October 1, 2005, securitized accounts receivable under our Receivables Facility totaled $223.3 million, including $130.0 million sold to the financial institution and derecognized from our consolidated balance sheet. Total securitized accounts receivable includes our residual interest in the accounts receivable of $93.3 million. The Residual Interest represents our retained interest in the receivables held by PFG Receivables Corporation, a wholly owned, special-purpose subsidiary. We measure the Residual Interest using the estimated discounted cash flows of underlying accounts receivable, based on estimated collections and a discount rate approximately equivalent to our incremental borrowing rate. The loss on sale of undivided interest in receivables of $1.3 million and $583,000 in the 2005 and 2004 quarters, respectively, and $3.6 million and $1.6 million in the 2005 and 2004 periods, respectively, is included in other expense, net, in our consolidated statements of earnings and represents our cost of securitizing those receivables with the financial institution. See Note 6 to our condensed consolidated financial statements for further discussion of our Receivables Facility. In addition, our 2004 Annual Report on Form 10-K contains a discussion of why our Receivables Facility is considered off balance sheet financing and describes other activities, which may be defined as off balance sheet financing.

Business Combinations
During the 2005 quarter, we paid approximately $2.0 million related to contractual obligations in the purchase agreement for a company we acquired in 2004. Also, during the 2005 period, we paid approximately $1.3 million related to the settlement of an earnout agreement with the former owners of Middendorf Meat. This amount was accrued, with a corresponding increase to goodwill, in our 2004 fourth quarter. In the 2004 period, we paid $2.2 million and issued approximately 22,000 shares of our common stock, valued at approximately $750,000, primarily related to contractual obligations in the purchase agreement for a company we acquired in 2000.
Share Repurchase
During the 2005 quarter, we purchased 10,071,164 shares of our common stock at a purchase price of $29.75 per share for a total purchase price (including transaction costs) of $301.2 million as a result of our modified “Dutch Auction” tender offer. American Stock Transfer & Trust Company, the depositary for the tender offer, issued payment for the shares validly tendered and accepted for purchase.
Subsequent Event
On October 7, 2005, we entered into a Second Amended and Restated Credit Agreement, or the Credit Agreement, that provides us with up to $400 million in borrowing capacity, with a $100 million sublimit for letters of credit, under a senior revolving credit facility that expires on October 7, 2010. We have the right, without the consent of the lenders, to increase the total amount of the facility to $600 million. Borrowings under the Credit Agreement bear interest, at our option, at the Base Rate (defined as the greater of the Administrative Agent’s prime rate or the overnight federal funds rate plus 0.50%) or LIBOR plus a spread of 0.50% to 1.25%. The Credit Agreement also provides for a fee ranging between 0.125% and 0.225% of unused commitments. The Credit Agreement requires the maintenance of certain financial ratios, as defined in the Credit Agreement, and contains customary events of default.
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
Recently Issued Accounting Pronouncements
In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS No. 123R. SFAS No. 123R supersedes Accounting Principles Bulletin, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R establishes standards for the accounting for transactions in which an entity issues equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS No. 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. We intend to adopt the modified prospective application provisions of SFAS No. 123R in our first fiscal quarter of 2006. Due to the underlying variables in the calculation, we have not determined the final impact, however, we anticipate the adoption of this standard will have a material impact on our results of operations.
On February 22, 2005, our Compensation Committee of the Board of Directors voted to accelerate the vesting of certain unvested options to purchase approximately 1.8 million shares of our common stock held by certain employees and officers under our 1993 Employee Stock Incentive Plan and 2003 Equity Incentive Plan which had exercise prices greater than the closing price of our common stock on that date. These options became exercisable immediately as a result of the vesting acceleration. The accelerated vesting will result in us not being required to recognize any compensation expense associated with these option grants in future years. We believe this decision is in the best interest of our shareholders.
Forward Looking Statements
This Form 10-Q and the documents incorporated by reference herein contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements, which are based on assumptions and estimates and describe our future plans, strategies and expectations, are generally identifiable by the use of the words “anticipate,” “will,” “believe,” “estimate,” “expect,” “intend,” “seek,” “should,” “could,” “may,” “would,” or similar expressions. These forward-looking statements may address, among other things, our anticipated earnings, capital expenditures, contributions to our net sales by acquired companies, sales momentum, customer and product sales mix, expected efficiencies in our business and our ability to realize expected synergies from acquisitions. These forward-looking statements are subject to risks, uncertainties and assumptions, all as detailed from time to time in the reports we file with the Securities and Exchange Commission.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risks
Our primary market risks are related to fluctuations in interest rates and changes in commodity prices. Our primary interest rate risk is from changing interest rates related to our outstanding debt. We currently manage this risk through a combination of fixed and floating rates on these obligations. As of October 1, 2005, our total debt of $4.0 million consisted entirely of fixed rate debt, with only our Receivables Facility having a floating rate, which is based upon a 30-day commercial-paper rate. A 100 basis-point increase in market interest rates on our Receivables Facility would result in a decrease in net earnings and cash flows of approximately $800,000 per annum, holding other variables constant.
Significant commodity price fluctuations for certain commodities that we purchase could have a material impact on our results of operations. In an attempt to manage our commodity price risk, our Broadline segment enters into contracts to purchase pre-established quantities of products in the normal course of business. Commitments that we have entered into to purchase products in our Broadline segment as of January 1, 2005, are included in the table of contractual obligations in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financing Activities” in our 2004 Annual Report on Form 10-K.
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
There were no changes in our internal control over financial reporting during the quarter ended October 1, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides certain information as of October 1, 2005 with respect to our repurchase of our common stock during the third quarter of 2005:

Total Number of
			Shares	Maximum Number (or
			Purchased as	Approximate Dollar Value)
	Total Number	Average	Part of Publicly	of Shares that May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under the Plans
Period	Repurchased	per Share	or Programs	or Programs[1]
July 3, 2005 to July 30, 2005	—	—	—	$415 million

July 31, 2005 to August 27, 2005	10,071,164	$29.75	10,071,164	$100 million

August 28, 2005 to October 1, 2005	—	—	—	$100 million

Total	10,071,164	$29.75	10,071,164	$100 million

[1]	On June 29, 2005, we announced that we would commence a modified “Dutch Auction” tender offer to purchase up to 10,000,000 shares of our outstanding common stock at a price between $27.50 and $31.50 per share, for an aggregate purchase of up to $315 million. On August 18, 2005, we announced that 10,071,164 shares of our common stock had been properly tendered and not withdrawn at prices at or below $29.75 per share. On August 24, 2005, we announced that our board of directors had authorized the repurchase of up to $100 million of our common stock in either the open market or through private transactions. No shares have yet been repurchased under this program which does not have an expiration date.

Item 3. Defaults Upon Senior Securities.
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
     None
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

Date: November 10, 2005

EXHIBIT INDEX
15	Letter regarding unaudited information from KPMG LLP.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.