Form 10-K
period 2005-12-31
PERFORMANCE FOOD GROUP CO
filed 2006-03-06
CIK 908254

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
Commission File No.: 0-22192
PERFORMANCE FOOD GROUP COMPANY
(Exact Name of Registrant As Specified In Its Charter)

Tennessee	54-0402940

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

12500 West Creek Parkway Richmond, Virginia	23238

(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code:
(804) 484-7700
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.01 par value per share
Rights to Purchase Preferred Stock
(Title of class)
Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.

☑ Yes	☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes	☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☑ Yes	☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

☑ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐ Yes	☑ No
The aggregate market value of the voting stock held by non-affiliates of the registrant on July 2, 2005 was $1,385,386,482. The market value calculation was determined using the closing sale price of the registrant’s common stock on July 2, 2005 as reported by the NASDAQ Stock Market.
Shares of common stock outstanding on March 1, 2006 were 34,275,992.
DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K	Documents from which portions are incorporated by reference

Part III	Portions of the registrant’s Proxy Statement relating to the registrant’s Annual Meeting of Shareholders to be held on May 16, 2006 are incorporated by reference into Items 10, 11, 12, 13 and 14.

PERFORMANCE FOOD GROUP COMPANY
Unless this Form 10-K indicates otherwise or the content otherwise requires, the terms “we,” “our” or “Performance Food Group” as used in this Form 10-K refer to Performance Food Group Company and its subsidiaries. References in this Form 10-K to the years 2006, 2005, 2004, 2003, 2002 and 2001 refer to our fiscal years ending or ended December 30, 2006, December 31, 2005, January 1, 2005, January 3, 2004, December 28, 2002 and December 29, 2001, respectively, unless otherwise expressly stated or the context otherwise requires. We use a 52/53-week fiscal year ending on the Saturday closest to December 31. Consequently, we periodically have a 53-week fiscal year. Our 2003 fiscal year was a 53-week year. The following discussion and analysis should be read in conjunction with “Selected Consolidated Financial Data” and our consolidated financial statements and the related notes included elsewhere in this Form 10-K.
Forward-Looking Statements
This Form 10-K and the documents incorporated by reference herein contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements, which are based on assumptions and estimates and describe our future plans, strategies and expectations, are generally identifiable by the use of the words “anticipate,” “will,” “believe,” “estimate,” “expect,” “intend,” “seek,” “should” or similar expressions. These forward-looking statements may address, among other things, our anticipated earnings, capital expenditures, contributions to our net sales by acquired companies, sales momentum, customer and product sales mix, expected efficiencies in our business and our ability to realize expected synergies from acquisitions. These forward-looking statements are subject to risks, uncertainties and assumptions. Important factors that could cause actual results to differ materially from the forward-looking statements we make or incorporate by reference in this Form 10-K are described under “Item 1A. Risk Factors” and in the documents incorporated by reference herein.
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
PART I
Item 1. Business.
The Company and its Business Strategy
Performance Food Group, a Tennessee corporation, was founded in 1987 through the combination of various foodservice businesses and has grown internally through increased sales to existing and new customers and through acquisitions of existing businesses. Further discussion of acquisitions is contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Combinations.” Performance Food Group is the nation’s third largest Broadline foodservice distributor based on 2005 net sales. We market and distribute over 66,000 national and proprietary brand food and non-food products to approximately 44,000 customers. Our extensive product line and distribution system allow us to service both of the major customer types in the foodservice or “food-away-from-home” industry: “street” foodservice customers, which include independent restaurants, hotels, cafeterias, schools, healthcare facilities and other institutional customers; and multi-unit, or “chain,” customers, which include regional and national casual and family dining, quick-service restaurants and other institutional customers.
On June 28, 2005, we completed the sale of all our stock in the subsidiaries that formerly comprised our fresh-cut segment to Chiquita Brands International, Inc.; accordingly, all amounts pertaining to our former fresh-cut segment are accounted for as a discontinued operation. Prior year amounts have been reclassified to conform with current year presentation for continuing operations. All amounts included within this Form 10-K, unless otherwise noted, refer only to our continuing operations.
We service our customers through two operating segments. Note 19 to the consolidated financial statements in this Form 10-K presents financial information for these segments.
Broadline
Our Broadline distribution segment markets and distributes more than 63,000 national and proprietary brand food and non-food products to more than 43,000 customers, including street customers, such as independent restaurants, and certain corporate-owned and franchisee locations of chains such as Burger King, Church’s, Compass, Popeye’s and Subway. In the Broadline distribution segment, we design our product mix, distribution routes and delivery schedules to accommodate the needs of a large number of customers whose individual purchases vary in size. Generally, Broadline distribution customers are located within 250 miles from one of our 19 Broadline distribution facilities, which serve customers in the Eastern, Midwestern, Northeastern, Southern and Southeastern United States.
Customized
Our Customized distribution segment focuses on serving casual and family dining chain restaurants such as Cracker Barrel Old Country Store, Inc., Outback Steakhouse, Inc., Ruby Tuesday, Inc. and T.G.I. Friday’s. We believe that these customers generally prefer a centralized point of contact that facilitates item and menu changes, tailored distribution routing and customer service. We generally can service these customers more efficiently than our Broadline distribution customers because we warehouse only those stock keeping units, or SKUs, specific to our Customized customers, and we make larger, more consistent deliveries. We have eight Customized distribution facilities located nationwide. Customized services 14 restaurant chains nationwide and three restaurant chains internationally.
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
We believe that we can increase our penetration of the Broadline customer base through focused sales efforts that leverage our distribution infrastructure, quality products and value-added services. Value-added services include assisting foodservice customers to control costs through, among other means, increased computer communications, more efficient deliveries and consolidation of suppliers. We believe that the typical Broadline customer in our markets uses one or two principal suppliers for the majority of its foodservice needs but also relies upon a limited number of secondary broadline suppliers and specialty food suppliers. We believe those customers within our existing markets for which we are not the principal supplier represent an additional market opportunity for us.
Increase sales to street customers. Within our Broadline segment, we are focusing on increasing sales to street customers, such as independent restaurants, which typically utilize more of our proprietary brands and value-added services. Sales to these customers typically generate higher operating margins than sales to our chain customers. We are focusing on increasing our penetration of the street customer base by leveraging our broad range of products and value-added services and by continuing to invest in enhancing the quality of our sales force through improvements in our hiring and training efforts and in our utilization of technology. Our training program and sales compensation systems are designed to encourage our sales force to grow sales to new and existing street customers. We are focused on hiring more outside sales representatives to service independent restaurants and remain vigilant in our hiring, training and retention practices. We have implemented a common assessment tool to evaluate prospective sales candidates and a training program staffed by regional sales associates and training managers at each location.
Improve category management. In an effort to enhance our category management, we have completed a transfer to a common item platform and have begun utilizing our data warehouse to analyze item and vendor movement, which will allow us to enhance coordination of our buying and marketing activities. In addition, we are continuing to invest in other technologies to provide our sales force with better information to assist our Broadline customers and to grow sales.
We are also focused on increasing sales of our proprietary brands and believe that our proprietary brands, which include AFFLAB, Bay Winds, Brilliance, Empire’s Treasure, First Mark, Guest House, Heritage Ovens, PFG Custom Meats, Pocahontas, Raffinato, Silver Source, Village Garden and West Creek, offer customers greater value than national brands. We believe that as we continue to grow our scale of operations and sales of our proprietary brands, these sales can generate higher margins than comparable national brands. We seek to increase our sales of proprietary brands through our sales force training program and sales compensation systems.
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
Improve operating efficiencies through systems and technology. We seek to continually increase our operating efficiencies and competitive advantage by investing in training and technology-related initiatives to provide increased productivity and advanced customer services. These initiatives include our Foodstar® software, which handles order and procurement management throughout our Broadline distribution centers. Most of our Customized segment customers use our Internet-based ordering system, PFG-Connection, to place orders, make product inquiries and view purchase histories. Additionally, PFG-Connection provides customers with a Web-based e-catalog for viewing pictures of table-top, smallwares and disposables. Our other initiatives include an automated warehouse management system that uses radio-frequency barcode scanning for inventory put-away and selection and computerized truck routing systems. In addition, we have an on-line ordering system that provides customers real-time access to order placement, product information, inventory levels and their purchasing histories. We have implemented standard productivity systems and measurement tools which allow us to improve our selection rates and accuracy while reducing our overall warehouse costs as a percentage of sales. We are beginning to implement a GPS based computer system for our truck fleet that will improve productivity and improve our service levels. We also have implemented a centralized inbound logistics system that optimizes consolidated deliveries from our suppliers.
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
Customers and Marketing
We have two closely related foodservice distribution business segments — Broadline and Customized. Our Broadline segment primarily services two types of customers — street customers and chain customers. Our Customized segment distributes to casual and family dining chain customers. We believe that a foodservice customer selects a distributor based on timely and accurate delivery of orders, consistent product quality, value-added services and price. In addition, we believe that some of our larger street and chain customers gain operational efficiencies by dealing with one, or a limited number, of foodservice distributors.
Street Customers
Our Broadline segment services our street customers, which include independent restaurants, hotels, cafeterias, schools, healthcare facilities and other institutional customers. We seek to increase our sales to street customers because, despite the generally higher selling and delivery costs that we incur in servicing these customers, street customers typically utilize more of our proprietary brands and value-added services. Sales to street customers are typically at higher price points than sales to chain customers due to the higher costs involved in those sales. As of December 31, 2005, our Broadline segment supported sales to street customers with over 950 sales and marketing representatives and product specialists. Our sales representatives service customers in person, by telephone and through the Internet, accepting and processing orders, reviewing account balances, disseminating new product information and providing business assistance and advice where appropriate. Sales representatives are generally compensated through a combination of salary and commission based on factors relating to profitability and collections. These representatives typically use laptop computers to assist customers by entering orders, checking product availability and pricing and developing menu-planning ideas on a real-time basis.
Chain Customers
Both our Broadline and Customized segments service chain customers. Our principal chain customers are franchisees and corporate-owned units of casual and family dining and quick-service restaurants. Our Broadline segment customers include numerous locations of Burger King, Church’s, Compass, KFC, Popeye’s, Subway and Zaxby’s quick-service restaurants. Our Customized segment customers include casual and family dining restaurant concepts, such as Carrabba’s Italian Grill, Cracker Barrel, Logan’s, Outback Steakhouse, Ruby Tuesday and T.G.I. Friday’s. Our sales programs to chain customers are tailored to the individual customer and include a more specialized product offering than the sales programs to our street customers. Sales to chain customers are typically higher volume, lower gross margin sales, which require fewer, but larger deliveries than those to street customers. These programs offer operational and cost efficiencies for both the customer and us, which can help compensate for the lower gross margins. Dedicated account representatives are responsible for managing the overall chain customer relationship, including ensuring complete order fulfillment and customer satisfaction. Members of senior management assist in identifying potential new chain customers and managing long-term account relationships. Two of our chain customers, Outback Steakhouse, Inc. (OSI) and CRBL Group, Inc. (CRBL), account for a significant portion of our consolidated net sales. Net sales to OSI accounted for 13%, 14% and 13% of our consolidated net sales for 2005, 2004 and 2003, respectively. Net sales to CRBL accounted for 11% of our consolidated net sales for each of 2005, 2004 and 2003. No other chain customer accounted for more than 7% of our consolidated net sales in 2005, 2004 or 2003.
Products and Services
We distribute more than 66,000 national and proprietary brand food and non-food products to approximately 44,000 customers. These products include a broad selection of center-of-the-plate entrées, canned and dry groceries, frozen foods, refrigerated and dairy products, paper products and cleaning supplies, produce, restaurant equipment and other supplies. We also provide our customers with value-added services in the normal course of providing full-service distributor services.
Proprietary brands
We offer our customers an extensive line of products under our proprietary brands, including AFFLAB, Bay Winds, Brilliance, Empire’s Treasure, First Mark, Guest House, Heritage Ovens, PFG Custom Meats, Pocahontas, Raffinato, Silver Source, Village Garden and West Creek. The Pocahontas brand name has been recognized in the food industry for over 100 years. Products offered under our proprietary brands include canned and dry groceries, tabletop sauces, meat, baked goods, shortenings and oils, among others. In 2006, we will be introducing PFG-procured and branded fresh produce and we will continue to enhance our branded product offering based on customer preferences and data analysis using our data warehouse. Our proprietary brands enable us to offer customers an alternative to comparable national brands across a wide range of products and price points. For example, the Raffinato brand consists of a line of premium pastas, cheeses, tomato products, sauces and oils tailored for the Italian foods market, while our Empire’s Treasure brand consists of high-quality frozen seafood. We seek to increase the sales of our proprietary brands, as they can provide higher margins than comparable national brand products. We also believe that sales of our proprietary brands can help to promote customer loyalty.
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
Value-added services
As part of developing and strengthening our customer relationships, we provide some of our customers with value-added services including assistance in new product introductions, inventory management and improving efficiency. As described below, we also provide procurement and merchandising services to approximately 400 independent foodservice distributor facilities and approximately 600 independent paper and janitorial supply distributor facilities, as well as to our own distribution network. These procurement and merchandising services include negotiating vendor supply agreements and providing quality assurance services related to our proprietary and national brand products.

The following table sets forth the percentage of our consolidated net sales by product and service category in 2005, 2004 and 2003:

	Percentage of Net Sales(1)
	2005	2004	2003
Center-of-the-plate	42%	42%	39%
Canned and dry groceries	18	18	20
Frozen foods	17	17	15
Refrigerated and dairy products	10	10	11
Paper products and cleaning supplies	7	7	8
Produce	3	4	4
Procurement, merchandising and other services	2	1	2
Equipment and supplies	1	1	1

Total	100%	100%	100%

(1) 2004 and 2003 amounts have been restated to remove discontinued operations to conform with the 2005 presentation.
Information Systems
In our Broadline segment, 16 of our 19 distribution operations currently manage the ordering, receiving, procurement, warehousing and delivery of products through our Foodstar® software. Foodstar® allows our customers to electronically place orders with us and permits us to record sales, billing and inventory information. This software also assists in the timely and accurate financial reporting by our subsidiaries to our corporate headquarters. Our Broadline information technology staff performs software development and maintenance on this platform. We are continually enhancing this platform by providing standardized product identifiers to leverage our purchasing volume across our distribution network. In addition, we continue to enhance our warehouse management system that uses barcode scanning to track products within our distribution centers. This technology enhances productivity by reducing errors in inventory put-away and selection. Our warehouse management system also tracks employee productivity, driving overall warehouse efficiencies. All of our Broadline distribution locations use truck-routing software, and we are in the process of rolling out on-board computers to optimize the distribution routes traveled by our trucks by reducing excess mileage, optimizing fuel consumption, providing point in time tracking of trucks, monitoring and managing service levels, and improving the timeliness of customer deliveries. For inbound freight we use a centralized inbound logistics system that optimizes consolidated deliveries from our suppliers. We have an on-line ordering system that allows customers to have real-time access to product information, inventory levels and their purchasing histories. Additionally, we are focusing heavily on business intelligence through centralized data warehousing, reporting and dash-boarding technologies. Our business intelligence initiatives enable us to deliver solutions which support operational excellence and visibility of enterprise key performance indicators, as well as providing standardized metrics and measurements across the enterprise.
In our Customized segment, we use a similar software platform managed and located at our Customized headquarters in Lebanon, Tennessee. This software has been tailored to manage large national accounts, multiple warehouses and centralized purchasing, payables and receivables. The accounts receivable module of this software automatically applies payment details received from customers electronically, enabling the efficient processing of large volumes of transactions. Our Customized segment uses a nationally recognized purchasing system for product procurement. This segment also has a warehouse management system that utilizes barcode technology to improve inventory receiving, put-away, replenishment and warehouse tracking. This software enables rotation of all products, including perishable products, using wireless technology to facilitate computer-directed product retrieval. Our Customized segment also uses a truck-routing system that determines the most efficient method of delivery for our nationwide delivery system.
Most of our Customized segment customers use our internet-based ordering system, PFG-Connection, to place orders, make product inquiries and view purchase histories. A real-time, customer order-processing system allows our customers and customer service representatives to review and correct orders online. This software has allowed our customers to reduce costs through improved order accuracy.
In our Corporate segment, we use a financial systems suite that includes general ledger, accounts payable and fixed asset modules. In addition, we utilize software for financial consolidations. In the human resources area, we use a common human resources suite, including human capital management, benefits and payroll modules in our Broadline, Customized and Corporate segments. Additionally, we have built a high-availability, fully redundant application environment to support our most critical systems and to maintain continuous availability for our operations and our customers. This is accomplished through sophisticated application hardware, network, server and telecommunications configurations and fail-over technologies.
Suppliers and Purchasing
Our Broadline and Customized segments obtain products from large national and regional food manufacturers, consumer products companies, meat processors and produce shippers, as well as from local suppliers, food brokers and merchandisers. We seek to enhance our purchasing power through volume purchasing. Although each of our subsidiaries generally is responsible for placing its own orders and can select the products that appeal to its own customers, we encourage each subsidiary to participate in company-wide purchasing programs, which enable it to take advantage of our consolidated purchasing power. We were not dependent on a single source for any significant item and no third-party supplier represented more than 4% of our total product purchases during 2005.
Our wholly owned subsidiary known as Progressive Group Alliance (formerly Pocahontas Foods, USA) selects foodservice products for our Brilliance, Colonial Tradition, Healthy USA, Pocahontas, Premium Recipe and Raffinato brands and markets these brands, as well as nationally branded foodservice products, through our own distribution operations to approximately 400 independent foodservice distributor facilities nationwide. For our services, we receive marketing fees paid by suppliers. Approximately 6,000 of the products sold through Progressive Group Alliance are sold under our proprietary brands. Approximately 1,500 suppliers, located throughout the United States, supply products through the Progressive Group Alliance distribution network. Because Progressive Group Alliance negotiates purchase agreements on behalf of its independent distributors as a group, the distributors that utilize Progressive Group Alliance’s procurement and merchandising group can enhance their purchasing power.
Operations
Our subsidiaries have substantial autonomy in their operations, subject to overall corporate management controls and guidance. Our corporate management provides centralized direction in the areas of strategic planning, category management, operations management, sales management, general and financial management, human resources and information systems strategy and development. Although individual marketing efforts are undertaken at the subsidiary level, our name recognition in the foodservice business is based on both the trade names of our individual subsidiaries and the Performance Food Group name. Each subsidiary has primary responsibility for its own human resources, governmental compliance programs, accounting, billing and collections. Financial information reported by our subsidiaries is consolidated and reviewed by our corporate management.
Distribution operations are conducted from 19 Broadline and eight Customized distribution centers. Our Broadline distribution centers are located in Arkansas, Florida, Georgia, Illinois, Louisiana, Maine, Maryland, Massachusetts, Mississippi, Missouri, New Jersey, Tennessee, Texas and Virginia. Our Broadline customers are generally located no more than 250 miles from one of our Broadline distribution facilities. Our eight Customized distribution centers are located in California, Florida, Indiana, Maryland, New Jersey, South Carolina, Tennessee and Texas. Our Customized segment distributes to customer locations nationwide and internationally. For all of our distribution operations, customer orders are assembled in our distribution facilities and then sorted, placed on pallets, and loaded onto trucks and trailers in delivery sequence. Deliveries are generally made in large tractor-trailers that we usually lease. We use a computer system to design efficient route sequences for the delivery of our products.

The following table summarizes certain information for our principal operating locations:

			Approx.
			Number of
			Customer
			Locations
		Location of	Currently
Name of Subsidiary/Division	Principal Region(s)	Facilities	Served	Major Customers
Broadline:

AFFLINK	Nationwide	Tuscaloosa, AL	600	Independent paper distributors

PFG — AFI Foodservice	New Jersey and New York City metropolitan area	Elizabeth, NJ	3,300	Restaurants, healthcare facilities and schools

PFG — Batesville	Mississippi	Batesville, MS	1,500	Subway and other restaurants, healthcare facilities and schools

PFG — Caro Foods	South	Houma, LA	1,800	Church’s, Copeland’s, Popeye’s and other restaurants, healthcare facilities and schools

PFG — Carroll County Foods	Baltimore, MD and Washington, DC area	New Windsor, MD	2,000	Restaurants, healthcare facilities and schools

PFG — Empire Seafood	Florida	Miami, FL	5,200	Cruise lines and restaurants

PFG — Florida	Florida	Tampa, FL	1,800	Restaurants, healthcare facilities and schools

PFG — Hale	Kentucky, Tennessee and Virginia	Morristown, TN	1,600	Restaurants, healthcare facilities and schools

PFG — Lester	South	Lebanon, TN	2,500	Restaurants, healthcare facilities and schools

PFG — Little Rock	Arkansas, Missouri, Oklahoma, Tennessee and Texas	Little Rock, AR	6,100	Subway and other restaurants, healthcare facilities and schools

PFG — Magee	Louisiana and Mississippi	Magee, MS	1,900	Subway and other restaurants, healthcare facilities and schools

PFG — Middendorf	St. Louis, Missouri and surrounding areas	St. Louis, MO	2,200	Restaurants, clubs, hotels and other foodservice facilities

PFG — Milton’s	South and Southeast	Atlanta, GA	5,900	Copeland’s, Subway, Zaxby’s and other restaurants, healthcare facilities and schools

PFG — NorthCenter	Maine, Massachusetts and New Hampshire	Augusta, ME	5,900	Restaurants, healthcare facilities and schools

PFG — Powell	Alabama, Florida and Georgia	Thomasville, GA	800	Restaurants, healthcare facilities and schools

PFG — Progressive Group Alliance	Nationwide	Boise, ID Richmond, VA	400	Independent foodservice distributors and vendors

PFG — Springfield	New England and portions of New York State	Springfield, MA	3,300	Restaurants, healthcare facilities and schools

PFG — Temple, TX	South and Southwest	Temple, TX	4,300	Church’s, Dairy Queen, KFC, Popeye’s, Subway and other restaurants, healthcare facilities and schools

PFG — Thoms-Proestler Company	Chicago Metropolitan area and other portions of Illinois, Indiana, Iowa and Wisconsin	Rock Island, IL	5,900	Restaurants, healthcare facilities and schools

			Approx.
			Number of
			Customer
			Locations
		Location of	Currently
Name of Subsidiary/Division	Principal Region(s)	Facilities	Served	Major Customers
PFG — Victoria	South and Southwest	Victoria, TX	2,500	Subway and other restaurants, healthcare facilities and schools

PFG — Virginia Foodservice	Virginia	Richmond, VA	1,900	Copeland’s, Texas Steakhouse and other restaurants and healthcare facilities

Customized	Nationwide	Bakersfield, CA Elkton, MD Rock Hill, SC	3,300	Cracker Barrel, Outback Steakhouse, Ruby Tuesday, T.G.I. Friday’s, and other casual-dining restaurants
		Gainesville, FL
		Kendallville, IN
		Lebanon, TN
		McKinney, TX
		Westampton, NJ
Competition
The foodservice distribution industry is highly competitive. We compete with numerous smaller distributors on a local level, as well as with a limited number of national foodservice distributors. Certain of these distributors have greater financial and other resources than we do. Bidding for contracts or arrangements with customers, particularly chain and other large customers, is highly competitive and distributors may market their services to a particular customer over a long period of time before they are invited to bid. We believe that most purchasing decisions in the foodservice business are based on the distributor’s ability to completely and accurately fill orders, provide timely deliveries and the quality and price of the product.
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
Intellectual Property
Except for the Pocahontas® trade name, we do not own or have the right to use any patent, trademark, trade name, license, franchise or concession, the loss of which would have a material adverse effect on our results of operations or financial condition.

Employees
As of December 31, 2005, we had approximately 7,000 full-time employees, including approximately 3,000 in management, administration, marketing and sales and the remainder in operations. As of December 3l, 2005, union and collective bargaining units represented about 500 of our employees. We have entered into seven collective bargaining and similar agreements with respect to our unionized employees. Our agreements with our union employees expire at various times from June 2006 to December 2008.
Executive Officers
The following table sets forth certain information concerning our executive officers:

Name	Age	Position
Robert C. Sledd	53	Chairman and Chief Executive Officer
Steven Spinner	46	President and Chief Operating Officer
Thomas Hoffman	66	Senior Vice President, Chief Executive Officer — Customized Division
John D. Austin	44	Senior Vice President and Chief Financial Officer
Joseph J. Traficanti	54	Senior Vice President, General Counsel, Chief Compliance Officer, Corporate Secretary
Charlotte L. Perkins	47	Chief Human Resources Officer
J. Keith Middleton	39	Senior Vice President and Controller
Robert C. Sledd has served as Chairman of the Board of Directors since February 1995 and has served as a director of Performance Food Group since 1987. Since March 2004, Mr. Sledd has served as Chief Executive Officer of Performance Food Group. Mr. Sledd also served as Chief Executive Officer of Performance Food Group from 1987 to August 2001 and as President from 1987 to February 1995 and March 2004 through May 2005. Mr. Sledd served as a director of Taylor & Sledd Industries, Inc., a predecessor of Performance Food Group, from 1974 to 1987 and served as President and Chief Executive Officer of that company from 1984 to 1987. Mr. Sledd also serves as a director of SCP Pool Corporation, a supplier of swimming pool supplies and related products.
Steven Spinner has served as President and Chief Operating Officer since May 2005. Mr. Spinner served as Senior Vice President of Performance Food Group and Chief Executive Officer — Broadline Division from February 2002 to May 2005 and served as Broadline Division President of Performance Food Group from August 2001 to February 2002. Mr. Spinner also served as Broadline Regional President of Performance Food Group from October 2000 to August 2001 and served as President of AFI Foodservice Distributors, Inc., a wholly owned subsidiary of Performance Food Group, from October 1997 to October 2000. From 1989 to October 1997, Mr. Spinner served as Vice President of AFI Foodservice.
Thomas Hoffman has served as Senior Vice President of Performance Food Group and Chief Executive Officer — Customized Division since February 1995. Mr. Hoffman served as President of Kenneth O. Lester Company, Inc., a wholly owned subsidiary of Performance Food Group, from December 1989 until September 2002. Prior to joining Performance Food Group, Mr. Hoffman served in executive capacities at Booth Fisheries Corporation, a subsidiary of Sara Lee Corporation, as well as C.F.S. Continental, Miami and International Foodservice, Miami, two foodservice distributors.
John D. Austin has served as Senior Vice President and Chief Financial Officer since April 2003. Mr. Austin served as Secretary of Performance Food Group from March 2000 to April 2005. Prior to that, Mr. Austin served as Vice President — Finance from January 2001 to April 2003. Mr. Austin served as Corporate Treasurer from 1998 to January 2001. Mr. Austin served as Corporate Controller of Performance Food Group from 1995 to 1998. From 1991 to 1995, Mr. Austin was Assistant Controller for General Medical Corporation, a distributor of medical supplies. Prior to that, Mr. Austin was an accountant with Deloitte & Touche LLP. Mr. Austin is a certified public accountant.
Joseph J. Traficanti has served as Senior Vice President and Corporate Secretary since April 2005 and as General Counsel and Chief Compliance Officer since November 2004. From 1996 through 2004, Mr. Traficanti was the Vice President and Associate General Counsel of Owens & Minor, Inc., a distributor of medical supplies. From 1993 through 1996, Mr. Traficanti was a trial lawyer with the law firm of McGuire Woods, LLP, after retiring from the United States Air Force.
Charlotte L. Perkins has served as Chief Human Resources Officer since July 2005 and as Vice President of Risk Management since October 2004. From 2000 through October 2004, Ms. Perkins was the Senior Vice President, Human Resources and Risk Management for C&S Wholesale Grocers, Inc. Prior to that, Ms. Perkins held senior management positions with Richfood Holdings, Inc. and Jerrico, Inc.

J. Keith Middleton has served as Controller of Performance Food Group since June 2002 and Senior Vice President since June 2005. From March 2000 to May 2002, Mr. Middleton was General Ledger Manager with Perdue Farms Incorporated. Mr. Middleton was employed as an accountant with Trice Geary & Myers LLC from July 1998 through February 2000. Prior to that, Mr. Middleton was an accountant at Arthur Andersen LLP from May 1988 to June 1998. Mr. Middleton is a certified public accountant.
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
Item 1A. Risk Factors.
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
We rely on major customers. We derive a substantial portion of our net sales from customers within the restaurant industry, particularly certain chain customers. Net sales to OSI accounted for 13%, 14% and 13% of our consolidated net sales in 2005, 2004 and 2003, respectively. Net sales to CRBL accounted for 11% of our consolidated net sales in each of 2005, 2004 and 2003. Sales to these customers by our Customized segment generally have lower operating margins than sales to customers in other areas of our business. We have agreements with certain of our customers to purchase specified amounts of goods from us and the prices paid by them may depend on the actual level of their purchases. Some of these agreements may be terminated by the customer with an agreed-upon notice to us; however, certain of these agreements may not be terminated by either party except for a material breach by the other party. We cannot always guarantee the level of future purchases by our customers. A material decrease in sales to any of our major customers or the loss of any of our major customers would have a material adverse impact on our operating results. In addition, to the extent we add new customers, whether following the loss of existing customers or otherwise, we may incur substantial start-up expenses in initiating services to new customers. Also, certain of our customers have from time to time experienced bankruptcy, insolvency, and/or an inability to pay debts to us as they come due, and similar events in the future could have a material adverse impact on our operating results.
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
Our debt agreements contain restrictive covenants, and our debt and lease obligations require, or may require, substantial future payments. At December 31, 2005, we had $3.8 million of outstanding indebtedness. In addition, at December 31, 2005, we were a party to operating leases requiring $253.7 million in future minimum lease payments. Accordingly, the total amount of our obligations with respect to indebtedness and leases is substantial. In addition, we could currently borrow up to $400 million under our Senior Revolving Credit Facility (Credit Facility), as needed, in connection with funding our future business needs, including capital expenditures and acquisitions.
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
In addition, some of our borrowings, including any future borrowings under our Credit Facility, are, and will continue to be, at variable rates based upon prevailing interest rates, which expose us to risk of increased interest rates. Our Credit Facility requires that we comply with various financial tests and impose certain restrictions on us, including, among other things, restrictions on our ability to incur additional indebtedness, create liens on assets, make loans or investments and pay dividends.
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
Competition in our industry is intense, and we may not be able to compete successfully. The foodservice distribution industry is highly competitive. We compete with numerous smaller distributors on a local level, as well as with a limited number of national foodservice distributors. Some of these distributors have substantially greater financial and other resources than we do. Bidding for contracts or arrangements with customers, particularly chain and other large customers, is highly competitive and distributors may market their services to a particular customer over a long period of time before they are invited to bid. We believe that most purchasing decisions in the foodservice business are based on the distributor’s ability to completely and accurately fill orders, provide timely deliveries, and the quality and price of the product.
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
The market price for our common stock may be volatile. In recent periods, there has been significant volatility in the market price of our common stock. In addition, the market price of our common stock could fluctuate substantially in the future in response to a number of factors, including the following:
•	our quarterly operating results or the operating results of other distributors of food and non-food products;

•	changes in general conditions in the economy, the financial markets or the food distribution or foodservice industries;

•	the results of the informal inquiry of the Securities and Exchange Commission, or SEC, into certain alleged accounting improprieties at one of our Broadline operating subsidiaries and the alleged improper transfer of inventory within the Broadline segment;

•	changes in financial estimates or recommendations by stock market analysts regarding us or our competitors;

•	announcements by us or our competitors of significant acquisitions;

•	increases in labor, energy, fuel costs or the costs of food products; and

•	natural disasters, severe weather conditions or other developments affecting our competitors or us.
In addition, in recent years the stock market has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to their operating performance. These broad market fluctuations may materially adversely affect our stock price, regardless of our operating results.
An adverse outcome of the SEC’s informal inquiry into anonymous allegations questioning certain accounting practices at one of our Broadline operating subsidiaries and the alleged improper transfer of inventory within the Broadline segment, and any claims made with respect thereto could have a material adverse effect on us. In February 2005, we announced that we had received anonymous allegations questioning certain accounting practices at one of our Broadline operating subsidiaries. Our Audit Committee immediately began investigating these allegations and retained independent counsel, who also retained an independent accounting firm, to assist the Audit Committee in reviewing these allegations. Subsequently, the staff of the SEC informed us that it had opened an informal inquiry into these allegations, as well as an allegation that our Broadline operating subsidiaries may have made improper inter-company transfers of inventory to avoid internally established reserve requirements for aged inventory. The Audit Committee conducted a thorough investigation and found no basis for any change to our previously reported financial results. The costs associated with the SEC inquiry or any enforcement action could be significant and an adverse outcome of any inquiry or enforcement action could have a material adverse effect on our financial condition or results of operations. In addition, in the event of an adverse outcome of the SEC’s inquiry, it is possible that claims may be brought against us by our shareholders, and the costs related to the claims, including defense costs, could also have an adverse effect on our financial condition or results of operations. We have cooperated with the SEC in its investigation of these allegations.

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
The following table presents information about our primary real properties and facilities and our operating subsidiaries and divisions. Notes 9 and 12 to the consolidated financial statements included elsewhere in this Form 10-K contain information on the costs of these buildings.

			Owned/Leased
	Approx. Area		(Expiration Date
Location	In Square Feet	Operating Segment	if Leased)
AFFLINK Tuscaloosa, AL	45,000	Broadline	Leased (2016)

PFG — AFI Foodservice
Elizabeth, NJ	160,000	Broadline	Leased (2023)
Newark, NJ	21,000	Broadline	Leased (2007)

PFG — Batesville
Batesville, MS	183,000	Broadline	Owned

PFG — Caro Foods
Houma, LA	157,000	Broadline	Owned

PFG — Carroll County Foods
New Windsor, MD	98,000	Broadline	Owned

PFG — Customized
Bakersfield, CA	140,000	Customized	Owned
Elkton, MD	316,000	Customized	Owned
Rock Hill, SC	170,000	Customized	Owned
Gainesville, FL	256,000	Customized	Owned
Kendallville, IN	225,000	Customized	Owned
Lebanon, TN	287,000	Customized	Owned
McKinney, TX	194,000	Customized	Owned
Westampton, NJ	122,000	Customized	Leased (2012)

PFG — Empire Seafood
Miami, FL	66,000	Broadline	Leased (2006)

PFG — Florida
Tampa, FL	145,000	Broadline	Owned

PFG — Hale
Morristown, TN	100,000	Broadline	Leased (2025)

PFG — Lester
Lebanon, TN	160,000	Broadline	Leased (2025)

PFG — Little Rock
Little Rock, AR	269,000	Broadline	Leased (2026)

PFG — Magee
Magee, MS	182,000	Broadline	Leased (2024)

PFG — Middendorf
St. Louis, MO	96,000	Broadline	Owned

PFG — Milton’s
Atlanta, GA	260,000	Broadline	Owned

PFG — NorthCenter
Augusta, ME	145,000	Broadline	Owned

PFG — Powell
Thomasville, GA	75,000	Broadline	Owned

Progressive Group Alliance
Boise, ID	8,000	Broadline	Leased (2009)
Richmond, VA	33,000	Broadline	Leased (2024)

			Owned/Leased
	Approx. Area		(Expiration Date
Location	In Square Feet	Operating Segment	if Leased)
PFG — Richmond
Richmond, VA	91,000	Corporate	Leased (2025)

PFG — Springfield
Springfield, MA	127,000	Broadline	Owned

PFG — Temple, Texas
Temple, TX	290,000	Broadline	Leased (2025)

PFG — Thoms-Proestler
Company
Rock Island, IL	256,000	Broadline	Owned

PFG — Victoria
Victoria, TX	250,000	Broadline	Owned

PFG — Virginia Foodservice
Richmond, VA	182,000	Broadline	Leased (2024)
Item 3. Legal Proceedings.
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
In February 2005, we announced that we had received anonymous allegations questioning certain accounting practices at one of our Broadline operating subsidiaries. Our Audit Committee immediately began investigating these allegations and retained independent counsel, who also retained an independent accounting firm, to assist the Audit Committee in its review. Subsequently, the staff of the SEC informed us that it had opened an informal inquiry into these allegations, as well as into an allegation that our Broadline operating subsidiaries may have made improper inter-company transfers of inventory to avoid internally established reserve requirements for aged inventory. The Audit Committee conducted a thorough investigation and found no basis for any change to our previously reported financial results. The costs associated with the SEC inquiry or any enforcement action could be significant and an adverse outcome of the inquiry or any enforcement action could have a material adverse effect on our financial condition or results of operations. We have cooperated with the SEC in its investigation of these allegations.
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
Item 4. Submission of Matters to a Vote of Shareholders.
No matters were submitted to a vote of shareholders during the quarter ended December 31, 2005.

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is quoted on the NASDAQ Stock Market’s National Market under the symbol “PFGC.” The following table sets forth, on a per share basis for the fiscal quarters indicated, the high and low bid prices for our common stock as reported on the NASDAQ Stock Market’s National Market.

	2005
	High	Low

First Quarter	$29.56	$23.77
Second Quarter	30.41	25.85
Third Quarter	31.96	28.20
Fourth Quarter	32.25	26.96
For the Year	32.25	23.77

	2004
	High	Low

First Quarter	$38.14	$30.14
Second Quarter	35.92	25.57
Third Quarter	27.25	20.97
Fourth Quarter	27.15	21.73
For the Year	38.14	20.97

As of March 1, 2006, we had approximately 12,000 shareholders of record, including shareholders in our employee stock ownership plans (see Notes 15 and 16 to our consolidated financial statements included elsewhere in this Form 10-K), and approximately 13,000 additional shareholders based on an estimate of individual participants represented by security position listings. We have not declared any cash dividends, and the present policy of our Board of Directors is to retain all earnings to support operations and to finance our growth.
The following table provides a reconciliation of shares repurchased during the fourth quarter of 2005, utilizing a portion of the proceeds from the sale of our former fresh-cut segment:

			Total Number of	Maximum Number (or
			Shares Purchased	Approximate Dollar Value)
	Total Number	Average	as Part of Publicly	of Shares that May Yet be
	of Shares	Price Paid	Announced Plans	Purchased Under the Plans
Period	Repurchased	per Share	or Programs	or Programs(1)

October 2, 2005 to	—	—	—	$100.0 million
October 30, 2005

October 31, 2005 to	718,657	$27.89	718,657	$80.0 million
November 26, 2005

November 27, 2005	1,376,608	$29.26	1,376,608	$39.7 million
to December 31, 2005

Total	2,095,265	$28.79	2,095,265	$39.7 million

(1)	On August 24, 2005, we announced that our Board of Directors had authorized the repurchase of up to $100 million of our common stock in either the open market or through private transactions. As of December 31, 2005, 2,095,265 shares had been repurchased at prices ranging from $27.55 to $30.17. Approximately $39.7 million remained available to repurchase shares under this program which does not have an expiration date. See “Subsequent Events” disclosures in this Form 10-K for information pertaining to the completion of this repurchase.

Item 6. Selected Consolidated Financial Data (1) (2)

(Dollar amounts in thousands, except per
share amounts)	2005	2004(3)	2003(3)	2002(3)	2001(3)

STATEMENT OF EARNINGS DATA:
Net sales	$5,721,372	$5,173,078	$4,602,792	$3,613,724	$2,876,682
Cost of goods sold	4,973,966	4,496,117	3,982,182	3,123,403	2,509,380

Gross profit	747,406	676,961	620,610	490,321	367,302
Operating expenses	676,928	613,281	548,285	433,166	321,345

Operating profit	70,478	63,680	72,325	57,155	45,957

Other income (expense):
Interest income	4,651	340	280	724	536
Interest expense	(3,246)	(8,274)	(9,845)	(9,544)	(3,205)
Loss on sale of receivables	(5,156)	(2,421)	(1,765)	(1,832)	(1,445)
Loss on redemption of convertible notes	—	(10,127)	—	—	—
Other, net	365	141	14	98	(148)

Other expense, net	(3,386)	(20,341)	(11,316)	(10,554)	(4,262)

Earnings from continuing operations before income taxes	67,092	43,339	61,009	46,601	41,695
Income tax expense from continuing operations	25,328	16,781	23,206	17,554	16,251

Earnings from continuing operations, net of tax	41,764	26,558	37,803	29,047	25,444

Earnings from discontinued operations, net of tax	205,374	26,000	36,388	37,429	15,039

Net earnings	$247,138	$52,558	$74,191	$66,476	$40,483

PER SHARE DATA:
Weighted average common shares outstanding:
Basic	43,233	46,398	45,583	44,445	37,957
Diluted	43,795	47,181	53,002	52,047	39,328
Basic net earnings per common share:
Continuing operations	$0.97	$0.57	$0.83	$0.66	$0.67
Discontinued operations	4.75	0.56	0.80	0.84	0.40

Net earnings	$5.72	$1.13	$1.63	$1.50	$1.07

Diluted net earnings per common share:
Continuing operations	$0.95	$0.56	$0.80	$0.65	$0.65
Discontinued operations	4.69	0.55	0.74	0.77	0.38

Net earnings	$5.64	$1.11	$1.54	$1.42	$1.03

Book value per share (4)	$21.82	$18.69	$17.53	$15.79	$13.90
Closing price per share	$28.37	$26.91	$35.75	$33.73	$36.10

BALANCE SHEET AND OTHER DATA:
Working capital (5)	$143,194	$84,824	$112,951	$81,082	$69,755
Property, plant and equipment, net	255,816	201,248	182,842	146,276	114,670
Depreciation and amortization	26,380	24,996	23,706	21,146	18,797
Capital expenditures	77,576	40,635	56,973	20,785	22,145
Total assets	1,312,290	1,827,765	1,736,468	1,617,717	1,277,791
Current debt (including current installments of long-term debt)	573	661	875	1,513	873
Long-term debt	3,250	263,859	338,919	354,620	254,113
Shareholders’ equity	776,517	874,313	803,815	714,869	608,197
Total capital	780,340	1,138,833	1,143,609	1,071,002	863,183
Debt-to-capital ratio (6)	0.5%	23.2%	29.7%	33.3%	29.5%
Return on equity (7)	4.7%	3.2%	5.0%	4.4%	5.8%
Price/earnings ratio (8)	29.9	24.2	23.2	23.8	35.0

(1)	Selected consolidated financial data includes the effect of acquisitions from the date of each acquisition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Combinations” and the notes to our consolidated financial statements included elsewhere in this Form 10-K for additional information about these acquisitions.

(2)	We adopted Statement of Financial Accounting Standards, or SFAS, No. 142, Goodwill and Other Intangible Assets, at the beginning of 2002. As a result, operating expenses in 2005, 2004, 2003 and 2002 do not include amortization expense on goodwill and other intangible assets with indefinite lives. For further details of the impact of the adoption of SFAS No. 142, see Note 2 to our consolidated financial statements included elsewhere in this Form 10-K.

(3)	2004, 2003, 2002 and 2001 amounts have been restated to remove discontinued operations to conform with 2005 presentation.

(4)	Book value per share is calculated by dividing shareholders’ equity by the number of common shares outstanding at the end of the fiscal year.

(5)	In July 2001, we entered into a receivables purchase facility under which we have sold, and in the future intend to sell, undivided interests in some of our receivables to a financial institution. These sales have resulted in lower current assets and working capital since July 2001. For additional information on the receivables purchase facility, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 7 to our consolidated financial statements included elsewhere in this Form 10-K.

(6)	The debt-to-capital ratio is calculated by dividing total debt by the sum of total debt and shareholders’ equity.

(7)	Return on equity is calculated by dividing net earnings of continuing operations by average shareholders’ equity. Return on equity for 2001 has been adjusted for the impact of the common stock offering completed in October 2001.

(8)	The price/earnings ratio is calculated by dividing the closing market price of our common stock on the last trading day of the fiscal year by diluted net earnings from continuing operations per common share for 2005 and by consolidated diluted net earnings per share (including both continuing operations and discontinued operations) in 2004, 2003, 2002 and 2001.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with “Selected Consolidated Financial Data” and our consolidated financial statements and the related notes included elsewhere in this Form 10-K. The following text contains references to years 2006, 2005, 2004 and 2003, which refer to our fiscal years ending or ended December 30, 2006, December 31, 2005, January 1, 2005 and January 3, 2004, respectively, unless otherwise expressly stated or the context otherwise requires. We use a 52/53-week fiscal year ending on the Saturday closest to December 31. Consequently, we periodically have a 53-week fiscal year. Our 2003 year was a 53-week fiscal year.
Overview
We earn revenues primarily from the sale of food and non-food products to the foodservice, or “food-away-from-home,” industry. Our expenses consist mainly of cost of goods sold, which includes the amounts paid to manufacturers for products, and operating expenses, which include primarily labor-related expenses, delivery costs and occupancy expenses related to our facilities. For discussion of our business and strategies, see the “Business” section of this Form 10-K.
According to industry research, the restaurant industry captures nearly half of the total share of the consumer’s food dollar. An industry research firm is projecting foodservice distributor sales to continue to grow in 2006. We believe the trends that are fueling the demand for “food-away-from-home” include the aging of the “Baby Boomer” population, rising incomes, more two-income households and consumer demand for convenience. According to industry research, older adults on average spend significantly more on food away from home than younger adults do. In addition, younger and higher-income consumers are increasingly starved for time and looking for ways to save time by shifting meal preparation to others by dining out or buying prepared or convenience foods.
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
The foodservice distribution industry is fragmented and consolidating. In the last decade, the ten largest broadline foodservice distributors have significantly increased their collective market share through both acquiring smaller foodservice distributors and internal growth. Over the past decade, we have supplemented our internal growth through selective, strategic acquisitions. We believe that the consolidation trends in the foodservice distribution industry will continue to present acquisition opportunities for us.
Our net sales in 2005 increased 10.6% over 2004, with all of our sales growth coming from existing operations. We estimate that food price inflation contributed approximately 2% to our growth in net sales in 2005.
Gross profit margin, which we define as gross profit as a percentage of net sales, declined slightly in 2005 compared to 2004, primarily due to the shift in customer mix in our Broadline segment towards more multi-unit business, which carries a lower gross margin.
Our operating expense ratio, which we define as operating expenses as a percentage of net sales, declined slightly in 2005 compared to 2004. The increase in multi-unit business, which carries a lower expense ratio, and operational efficiencies in our Broadline segment were the main drivers in our decreased operating expense ratio. Higher fuel and insurance costs in both the Broadline and Customized segments, as well as higher occupancy costs in our Customized segment, partially offset some of the improvements in the operating expense ratio for the year.

Going forward, we continue to be very focused on executing our strategies, driving standardization of best practices and achieving operational excellence initiatives in each of our business segments. We continue to seek innovative means of servicing our customers to distinguish ourselves from others in the marketplace.
Sale of Fresh-cut Segment
On June 28, 2005, we completed the sale of all our stock in the subsidiaries that comprised our fresh-cut segment to Chiquita Brands International, Inc. for $860.6 million and recorded a net gain of approximately $186.9 million, subject to final working capital adjustments. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, depreciation and amortization were discontinued beginning February 23, 2005, the day after we entered into a definitive agreement to sell our fresh-cut segment. As such, unless otherwise noted, all amounts described below and presented in the accompanying condensed consolidated financial statements, including all note disclosures, contain only information related to our continuing operations. See Note 3 to our consolidated financial statements for additional discontinued operations disclosures.
Results of Operations
Net sales

	2005		2004		2003
	Net	% of	Net	% of	Net	% of
(In thousands)	Sales	total	Sales	total	Sales	total

Broadline	$3,481,446	60.8%	$3,121,306	60.3%	$2,805,977	61.0%
Customized	2,240,802	39.2%	2,052,880	39.7%	1,798,219	39.0%
Inter-segment*	(876)	—	(1,108)	—	(1,404)	—

Total net sales	$5,721,372	100.0%	$5,173,078	100.0%	$4,602,792	100.0%

*Inter-segment sales are sales between the segments, which are eliminated in consolidation.
Consolidated. In 2005, net sales increased $548.3 million, or 10.6%, over 2004. In 2004, net sales increased $570.3 million, or 12.4%, from 2003. All of our net sales growth in 2005 and 2004 was from existing operations. We estimate that food price inflation contributed approximately 2% and 5% to net sales growth in 2005 and 2004, respectively. Each segment’s sales are discussed in more detail in the following paragraphs.
Broadline. In 2005, Broadline net sales increased $360.1 million, or 11.5%, over 2004. In 2004, Broadline net sales increased $315.3 million, or 11.2%, from 2003. We estimate that food price inflation contributed approximately 2% and 5% to Broadline net sales growth in 2005 and 2004, respectively.
In 2005, Broadline experienced growth in its multi-unit business due to new multi-unit customers that were added during the second half of 2004. In 2005 and 2004, we continued our focus on increasing sales to independent restaurants and generated increased sales to existing customers and markets. We refer to independent restaurants serviced by our sales representatives as “street customers.” Street customers tend to use more of our proprietary brands and value-added services, resulting in higher margin sales. We continued to focus on sales of our proprietary brands, which typically generate higher margins than national brands. Sales of our proprietary brands represented 24% of street sales in 2005, compared to 25% in 2004 and 23% in 2003. In 2005, we also continued to increase our sales of center-of the-plate items, including beef, poultry, seafood and other proteins. We believe that selling more center-of the-plate items positions us favorably with our customers.
During 2005, the Gulf Coast and Southeast regions of the United States experienced two significant hurricanes. The negative impact on Broadline’s net sales as a result of these hurricanes was approximately $11 to $12 million. The hurricanes also delayed the rollout of certain new multi-unit business until the fourth quarter. Also during the fourth quarter, we began exiting approximately $115 million of annualized multi-unit sales, the majority of which is a result of our own initiative to rationalize business that does not meet our profit objectives.
Broadline net sales represented 60.8%, 60.3% and 61.0% of our consolidated net sales in 2005, 2004 and 2003, respectively. The increase as a percentage of our consolidated net sales in 2005 compared to 2004 is due mainly to the growth in our multi-unit business, as noted above. The decrease as a percentage of our net sales in 2004 compared to 2003 was due to new business in our Customized segment, as noted below.

Customized. In 2005, Customized net sales increased $187.9 million, or 9.2%, over 2004. In 2004, Customized net sales increased $254.7 million, or 14.2%, from 2003. We estimate that our Customized segment experienced food product inflation of 1% in 2005 and 6% in 2004.
Growth in sales to existing customers led to the increase in Customized net sales in 2005. During 2005, we completed the expansion of new capacity, including the opening of our facilities in California, Indiana and South Carolina and completing expansions to our Florida and Texas facilities. With this new capacity we are now able to more efficiently serve customers by transferring existing business between facilities and reducing delivery miles. This new capacity also positions us favorably for potential new customers. The increase in Customized net sales in 2004 was partially due to sales to 100 additional Ruby Tuesday locations that began in the second quarter of 2003 and sales to 70 Mimi’s Café casual-dining restaurants that began in the first quarter of 2003.
Customized net sales represented 39.2%, 39.7% and 39.0% of our consolidated net sales in 2005, 2004 and 2003, respectively. The decrease as a percentage of our consolidated net sales in 2005 compared to 2004 is due to the increase in Broadline’s sales, as discussed above. The increase as a percentage of our consolidated net sales in 2004 compared to 2003 is due primarily to sales to the new customers, as discussed above.
Cost of goods sold
In 2005, cost of goods sold increased $477.8 million, or 10.6%, to $5.0 billion. In 2004, cost of goods sold increased $513.9 million, or 12.9%, to $4.5 billion from $4.0 billion in 2003. Cost of goods sold as a percentage of net sales, or the cost of goods sold ratio, was 86.9% in both 2005 and 2004 and 86.5% in 2003. The increase in the cost of goods sold ratio in 2004 compared to 2003 is due to the factors discussed below.
Broadline. Our Broadline segment’s cost of goods sold as a percentage of net sales in 2005 increased compared to 2004 mainly due to the increase in our sales mix of multi-unit business, which typically carries a lower gross margin, partially offset by improvements related to procurement initiatives and fuel surcharges. Broadline’s cost of goods sold ratio increased in 2004 compared to 2003 due to increased sales to multi-unit customers and a higher mix of center-of-the-plate items. Center-of-the-plate items typically have a lower gross margin percentage than other products due to their higher cost per case and are usually sold on a cost-per-pound basis rather than a percentage markup.
Customized. Our Customized segment’s cost of goods sold ratio decreased in 2005 from 2004 due mainly to increased fuel surcharges in 2005. Our Customized segment’s cost of goods sold ratio increased in 2004 compared to 2003 primarily due to food product inflation. Higher food costs in 2004 were passed on to customers and did not negatively impact the Customized segment’s gross profit dollars, but did result in a lower gross profit as a percentage of sales.
Gross profit
In 2005, gross profit increased $70.4 million, or 10.4%, to $747.4 million. In 2004, gross profit increased $56.4 million, or 9.1%, to $677.0 million from $620.6 million in 2003. Gross profit margin was 13.1% in both 2005 and 2004 and 13.5% in 2003. The decline in gross profit margin in 2004 compared to 2003 is discussed above in “Cost of goods sold.”
Operating expenses
Consolidated. In 2005, operating expenses increased $63.6 million, or 10.4%, to $676.9 million. In 2004, operating expenses increased $65.0 million, or 11.9%, to $613.3 million from $548.3 million in 2003. The operating expense ratio was 11.8% in 2005 and 11.9% in both 2004 and 2003. The decline in the operating expense ratio in 2005 compared to 2004 and 2003 is discussed below.
Broadline. Our Broadline segment’s operating expense ratio declined in 2005 from 2004 due to the increase in multi-unit sales, which carry lower operating expenses and improved operational efficiencies, partially offset by higher fuel and insurance costs. Broadline’s operating expense ratio declined in 2004 from 2003 due to improved warehouse efficiencies, partially offset by higher fuel costs and start up costs related to the new multi-unit business.
Customized. Our Customized segment’s operating expense ratio increased in 2005 compared to 2004 primarily due to increased fuel costs and start up and operating costs associated with the new California, Indiana and South Carolina distribution centers, partially offset by decreased delivery expenses, other than fuel, resulting from the opening of the new distribution centers and by the lapping of higher labor costs associated with the previously announced labor dispute in 2004, discussed below. Our Customized segment’s operating expense ratio declined in 2004 compared to 2003 due primarily to the effects of food product inflation on net sales. These declines were partially offset by higher fuel and insurance costs. In the fourth quarter of 2003, certain drivers at the Elkton, Maryland facility went on strike. We incurred incremental costs in both 2004 and 2003 to engage replacement drivers to maintain the service level to our customers, to provide additional security at the facility and to pay our legal counsel. In the third quarter of 2004 we received a petition from a majority of our drivers in Elkton, Maryland, stating that they no longer wished to be represented by the union. Accordingly, we were legally obligated to withdraw recognition of the union. Incremental costs resulting from the Elkton labor dispute declined throughout 2004.
Corporate. Our Corporate segment’s operating expenses increased in 2005 compared to 2004 primarily because of increased personnel costs and legal expenses associated with our previously announced Audit Committee investigation in the first quarter of 2005, partially offset by decreased professional fees primarily associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Our Corporate segment’s operating expenses increased in 2004 compared to 2003 primarily because of increased professional fees related mainly to our compliance program associated with Section 404 of the Sarbanes-Oxley Act, increased audit and consulting fees, increased insurance costs and personnel and severance costs.
Operating profit

	2005		2004		2003
	Operating	% of	Operating	% of	Operating	% of
(In thousands)	Profit	Sales	Profit	Sales	Profit	Sales

Broadline	$76,789	2.2%	$70,196	2.2%	$69,664	2.5%
Customized	24,981	1.1%	21,538	1.0%	19,704	1.1%
Corporate and inter-segment	(31,292)	—	(28,054)	—	(17,043)	—

Total operating profit	$70,478	1.2%	$63,680	1.2%	$72,325	1.6%

Consolidated. In 2005, operating profit increased $6.8 million, or 10.7%. In 2004, operating profit decreased $8.6 million, or 12.0%. Operating profit margin, defined as operating profit as a percentage of net sales, was 1.2% in both 2005 and 2004 and 1.6% in 2003. The decrease in operating profit margin in 2004 compared to 2003 was driven mainly by a decline in gross profit margin and increased corporate expenses, primarily as a result of compliance with Section 404 of Sarbanes-Oxley Act of 2002.
Broadline. Our Broadline segment’s operating profit margin was 2.2% in both 2005 and 2004 and 2.5% in 2003. Operating profit margin in 2005 was positively impacted by operational efficiencies, offset by the increased mix of multi-unit business, which has a lower gross profit, and higher fuel and insurance costs. Operating profit in 2004 declined due to a decrease in gross profit margin.
Customized. Our Customized segment’s operating profit margin was 1.1% in 2005, 1.0% in 2004 and 1.1% in 2003. Operating profit margin in 2005 was positively impacted by the decreased delivery costs resulting from the opening of the new distribution centers and the lapping of higher labor costs associated with the previously announced labor dispute, partially offset by higher fuel and insurance costs and incremental operating costs associated with the start up of new distribution centers. In 2004, a decline in the gross profit margin was partially offset by decreased operating expenses, as discussed in the “Cost of goods sold” and “Operating expenses” sections above.
Other expense, net
Other expense, net, was $3.4 million in 2005, $20.3 million in 2004 and $11.3 million in 2003. Included in other expense, net, was interest income of $4.7 million, $340,000 and $280,000 in 2005, 2004 and 2003, respectively, and interest expense of $3.2 million, $8.3 million and $9.8 million in 2005, 2004 and 2003, respectively. Interest expense was lower in 2005 compared to 2004 due to the replacement of our convertible notes with lower interest rate debt and the reduction of borrowings on our Credit Facility that were paid with a portion of the proceeds from the sale of our fresh-cut segment, partially offset by higher interest rates. Interest expense was lower in 2004 compared to 2003 because of the replacement of our convertible notes with lower interest-rate debt, discussed below, partially offset by higher interest rates. Interest income was higher in 2005 compared to 2004 due to the interest earned on the unused portion of the proceeds from the sale of our fresh-cut segment.
In October 2004, we redeemed our $201.3 million aggregate principal amount of convertible notes. We used additional borrowings under our Credit Facility, as amended, to fund the redemption. (For further discussion of the Credit Facility, see “Financing Activities” below.) We paid the registered holders of the convertible notes a redemption price of 103.1429% of the principal amount of the convertible notes plus accrued interest. Other expense, net, in 2004 included a loss on the early redemption of the convertible notes of $10.1 million, which consisted of the redemption premium and the write-off of unamortized debt issuance costs.

Other expense, net, also included a loss on the sale of the undivided interest in receivables of $5.2 million in 2005, $2.4 million in 2004 and $1.8 million in 2003. This loss is related to our receivables purchase facility, referred to as the Receivables Facility, and represents the discount from carrying value that we incur from our sale of receivables to the financial institution. The Receivables Facility is discussed below in “Liquidity and Capital Resources.” The increase in the loss on sale of receivables in 2005 compared to 2004 is due to higher average levels of receivables sold under the Receivables Facility combined with increased average interest rates. The increase in 2004 compared to 2003 is also due to higher average levels of receivables sold under the Receivables Facility combined with increased average interest rates.
Income tax expense
Income tax expense from continuing operations was $25.3 million in 2005, $16.8 million in 2004 and $23.2 million in 2003. As a percentage of earnings before income taxes, the provision for income taxes was 37.8%, 38.7% and 38.0% in 2005, 2004 and 2003, respectively. The decline in our effective tax rate in 2005 from 2004 was primarily due to state tax effects associated with the sale of our fresh-cut segment, the benefit of tax exempt interest received on the proceeds from the sale of our fresh-cut segment and adjustments to taxes payable due to the closing of 2001 federal and state statute of limitations.
Earnings from continuing operations
In 2005, earnings from continuing operations increased $15.2 million, or 57.3%, to $41.8 million. In 2004, earnings from continuing operations decreased $11.2 million, or 29.7%, to $26.6 million from $37.8 million in 2003, which included the redemption of our convertible notes in the fourth quarter of 2004 that resulted in a $10.1 million pre-tax charge to earnings. Net earnings as a percentage of net sales were 0.7% in 2005, 0.5% in 2004 and 0.8% in 2003.
Diluted net earnings
Diluted net earnings per common share from continuing operations, or diluted EPS, is compared by dividing net income available to common shareholders plus dilutive after-tax interest on the convertible notes by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. In 2005, diluted EPS increased 69.6% to $0.95. In 2004, diluted EPS decreased 30.0% to $0.56, compared to $0.80 in 2003, partially as a result of the redemption of our convertible notes in the fourth quarter of 2004, as discussed above. In 2004, the convertible notes were excluded from the calculation of diluted EPS because of their anti-dilutive effect on EPS. In 2003, after-tax interest expense of $4.6 million and common share equivalents of 6.1 million related to the convertible notes were included in the calculation of diluted EPS.
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
Cash and cash equivalents totaled $99.5 million at December 31, 2005, an increase of $47.1 million from January 1, 2005. The increase of cash was due to cash provided by operating activities of continuing operations of $76.2 million and cash provided by discontinued operations of $616.6 million, including net cash proceeds from the sale of our fresh-cut segment, partially offset by cash used in investing activities of continuing operations of $81.4 million and cash used in financing activities of continuing operations of $564.2 million. Cash provided by discontinued operations included cash provided by operating activities of $1.1 million, cash provided by investing activities of $611.1 million and cash provided by financing activities of $4.4 million. At January 1, 2005, cash and cash equivalents totaled $52.3 million, an increase of $13.4 million from January 3, 2004. The increase of cash was due to cash provided by operating activities of continuing operations of $47.6 million and cash provided by discontinued operations of $26.2 million, partially offset by cash used in investing activities of continuing operations of $42.8 million and cash used in financing activities of continuing operations of $17.6 million. Cash provided by discontinued operations included cash provided by operating activities of $68.4 million and cash provided by financing activities of $354,000, partially offset by cash used in investing activities of $42.5 million.

Operating activities of continuing operations
During 2005, we generated cash from operating activities of $76.2 million, compared to $47.6 million in 2004 and $61.1 million in 2003. Cash provided by operating activities for all three years was primarily due to increased sales in all of our business segments, partially offset by increased cost of goods sold and operating expenses, discussed above in “Results of Operations.”
The increase in accounts receivable was due primarily to higher average daily sales in December 2005 compared to December 2004 and December 2003. In October 2004 and July 2003, we received an additional $20.0 million and $32.0 million, respectively, of proceeds from the sales of incremental undivided interests in receivables under our Receivables Facility. These proceeds are reflected in the change in accounts receivable on our Consolidated Statements of Cash Flows. See “Off Balance Sheet Activities” below for further discussion of our Receivables Facility. Despite the sale of the incremental undivided interest in receivables under our Receivables Facility in 2004, accounts receivable increased by $19.3 million in 2005. Inventories increased by $16.1 million in 2005, compared to an increase of $57.4 million in 2004. Inventories increased in 2005 due to increased sales volume and incremental inventory for new and existing multi-unit customers. Inventories increased in 2004 mainly due to increased sales volume and the rollout of new menu items for certain Customized segment customers near the end of 2003. Trade accounts payable increased by $30.9 million in 2005, compared to an increase of $31.8 million in 2004. The increases in 2005 and 2004 were due mainly to higher inventory levels and the timing of payments made. Accrued expenses increased by $11.7 million in 2005, compared to an increase of $9.3 million in 2004. The 2005 increase in accrued expenses was mainly due to increases in accrued rebates, accrued operating expenses and increased estimated self-insurance costs for workers’ compensation, vehicle liability and group medical insurance. The 2004 increase in accrued expenses was due mainly to increased estimated self-insurance costs for workers’ compensation, vehicle liability and group medical insurance. See “Application of Critical Accounting Policies” below for further discussion of these estimates.
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
Investing activities of continuing operations
During 2005, we used $81.4 million for investing activities, compared to $42.8 million in 2004 and $59.5 million in 2003. Investing activities include the acquisition of businesses and additions to and disposals of property, plant and equipment. Capital expenditures totaled $77.6 million in 2005, $40.6 million in 2004 and $57.0 million in 2003. In 2005, capital expenditures totaled $25.1 million in our Broadline segment, $48.3 million in our Customized segment and $4.3 million in our Corporate segment. Capital expenditures in our Broadline segment included expansions of several existing warehouses. Capital expenditures in our Customized segment included costs related to our new Indiana, California and South Carolina facilities and expansions to our Texas and Florida facilities. We expect our 2006 capital expenditures to range between $60 and $70 million.
In 2004, capital expenditures totaled $15.1 million in our Broadline segment, $20.8 million in our Customized segment and $4.8 million in our Corporate segment. Capital expenditures in our Broadline segment included expansions of several existing warehouses. Capital expenditures in our Customized segment included costs for our new Indiana, California and South Carolina distribution centers.
In 2005, net cash paid for acquisitions consisted of $3.9 million, related to contractual obligations in the purchase agreements for All Kitchens, Inc. (All Kitchens), which we acquired in 2000; Middendorf Meat Company (Middendorf Meat), which was acquired in 2002, and other companies acquired. In 2004, net cash paid for acquisitions was $3.1 million, related to contractual obligations in the purchase agreements for Carroll County Foods, Inc. (Carroll Country Foods), All Kitchens and other companies acquired. In 2004, we also accrued approximately $1.3 million related to the settlement of the earnout agreement with Middendorf Meat; this amount was paid in the first quarter of 2005. In 2003, we paid $5.2 million related to contractual obligations in the purchase agreements for All Kitchens, Thoms Proestler Company (TPC), Carroll County Foods and other companies acquired. We acquired All Kitchens and TPC in 2002. Cash paid for acquisitions in 2003 was net of $2.2 million received related to the closing net worth adjustment and certain related claims in connection with our 2002 acquisition of Middendorf Meat.
Financing activities of continuing operations
Utilizing a portion of the net proceeds received from the sale of the fresh-cut segment, we repaid $210.0 million of borrowings outstanding under our previous revolving credit facility and utilized $361.7 million of cash, including transaction costs, to repurchase 12.2 million shares of our outstanding common stock. See Note 14 to our consolidated financial statements for details of our Share Repurchase and Retirement. At December 31, 2005, total debt recorded on our consolidated balance sheet was $3.8 million.
On October 7, 2005, we entered into a Second Amended and Restated Credit Agreement (Credit Agreement) that provides us with up to $400 million in borrowing capacity, with a $100 million sublimit for letters of credit, under our Credit Facility that expires on October 7, 2010. We have the right, without the consent of the lenders, to increase the total amount of the facility to $600 million. Borrowings under the Credit Agreement bear interest, at our option, at the Base Rate, defined as the greater of the Administrative Agent’s prime rate or the overnight federal funds rate plus 0.50%, or LIBOR plus a spread of 0.50% to 1.25%. The Credit Agreement also provides for a fee ranging between 0.125% and 0.225% of unused commitments. The Credit Agreement requires the maintenance of certain financial ratios, as described in the Credit Agreement, and contains customary events of default. At January 1, 2005, we had no borrowings outstanding, $46.6 million of letters of credit outstanding and $353.4 million available under the Credit Facility, subject to compliance with customary borrowing conditions.
In 2004, we reduced our total debt by $75.3 million through a combination of debt repayments of $202.0, partially offset by $126.8 million in additional borrowings under our Credit Facility. On October 18, 2004, we redeemed our convertible notes with additional borrowings under our Credit Facility described below. We paid the registered holders of the convertible notes the redemption price of 103.1429% of the principal amount of the convertible notes plus accrued interest. Other expense, net, in 2004 included a loss on the early redemption of the convertible notes of $10.1 million, which consisted of the redemption premium and the write-off of unamortized debt issuance costs.
Our associates who exercised stock options and purchased our stock under the Employee Stock Purchase Plan provided $12.7 million of proceeds in 2005, compared to $12.6 million in 2004. See Note 16 to our consolidated financial statements for details of our employee stock option plans and Employee Stock Purchase Plan.
Checks in excess of deposits decreased by $3.6 million in 2005 and increased by $45.4 million in 2004. Checks in excess of deposits represent checks that we have written that are not yet cashed by the payee and in total exceed the current available cash balance at the respective bank. The decrease in checks in excess of deposits is due to higher inventory levels and timing of payments due to our efforts to improve cash management.
We believe that our cash flows from operations, borrowings under our Credit Facility and the sale of undivided interests in receivables under our Receivables Facility, discussed below, will be sufficient to fund our operations and capital expenditures for the foreseeable future. However, we will likely require additional sources of financing to the extent that we make acquisitions in the future.
The table below presents contractual minimum cash obligations under long-term debt, capital leases, operating leases and purchase obligations as of December 31, 2005. Long-term debt on our consolidated balance sheets includes both debt and capital leases. Lease payments include payments due under our existing non-cancelable operating leases. In the table below, “Purchase obligations” refers to specific agreements to purchase goods, which are enforceable and legally binding. Purchase obligations do not include outstanding purchase orders for inventory in the normal course of business, other than those discussed below, and do not include non-cancelable service contracts. The table does not include liabilities for deferred income taxes or the Receivables Facility. This table should be read in conjunction with Notes 10, 12 and 18 to our consolidated financial statements.

(In thousands)	Payments Due By Period
		1 Year and	Years 2 and	Years 4	More Than
Contractual Obligations	Total	Less	3	and 5	5 Years

Long-term debt obligations (including capital leases)	$3,823	$573	$1,209	$1,382	$659
Operating lease obligations	253,665	35,486	58,112	40,078	119,989
Purchase obligations	16,649	16,649	—	—	—

Total	$274,137	$52,708	$59,321	$41,460	$120,648

Our Broadline segment had outstanding purchase orders for capital projects totaling $15.4 million, at December 31, 2005. Our Customized segment had no outstanding purchase orders for capital projects at December 31, 2005. These contracts and purchase orders expire at various times throughout 2006. Also, at December 31, 2005, our Broadline segment had contracts to purchase products totaling $1.2 million, which expire throughout 2006. These purchase commitments are included in “Purchase obligations” in the above table. Amounts due under these contracts were not included on our consolidated balance sheet at December 31, 2005, in accordance with United States generally accepted accounting principles. We expect to use future cash flows from operations and residual cash proceeds from the sale of our fresh-cut segment to fund these obligations.
We have entered into numerous operating leases, including leases of buildings, equipment, tractors and trailers. In certain of these leases, we have provided residual value guarantees to the lessors. Circumstances that would require us to perform under the guarantees include either (1) our default on the leases with the leased assets being sold for less than the specified residual values in the lease agreements, or (2) our decision not to purchase the assets at the end of the lease terms combined with the sale of the assets, with sales proceeds less than the residual value of the leased assets specified in the lease agreements. Our residual value guarantees under these operating lease agreements typically range between 4% and 20% of the value of the leased assets at inception of the lease. These leases have original terms ranging from two to nine years and expiration dates ranging from 2006 to 2013. At December 31, 2005, the undiscounted maximum amount of potential future payments under these guarantees totaled $7.4 million, which would be mitigated by the fair value of the leased assets at lease expiration. Our assessment as to whether it is probable that we will be required to make payments under the terms of the guarantees is based upon our actual and expected loss experience. Consistent with the requirements of Financial Accounting Standard Board Interpretation No. 45, we have recorded $55,000 of the $7.4 million of potential future payments under these guarantees on our consolidated balance sheet as of December 31, 2005. Additionally, we do not consider payments under these guarantees, if any, reasonably likely to have a material impact on our future consolidated financial condition, results of operations or cash flows. Notes 12 and 18 to our consolidated financial statements provide further discussion of these guarantees and the related accounting and disclosure requirements.
In connection with the sale of our fresh-cut segment, we remained obligated on a guarantee of the future lease payments of one of the fresh-cut segment facilities that was sold to Chiquita. We will be required to perform under the guarantee if Chiquita defaults on its lease obligations. In connection with the sale of the fresh-cut segment to Chiquita, Chiquita assumed our obligation under the guarantee and agreed to indemnify us for any losses it suffers as a result of Chiquita’s failure to perform its assumed obligations. We estimate our maximum exposure under the guarantee obligation is $16.6 million. In addition, Chiquita has delivered a letter of credit in an initial amount of $6.7 million to us as security for the performance of its assumed guarantee obligations. Consistent with the requirements of FIN 45, we have recorded an estimated liability of $2.5 million in our consolidated financial statements as of December 31, 2005.
Discontinued Operations
On June 28, 2005, we completed the sale of all our stock in the subsidiaries that comprised our fresh-cut segment to Chiquita Brands International, Inc. for $860.6 million and recorded a net gain of approximately $186.9 million, net of approximately $76.2 million in net tax expense, subject to final working capital adjustments. The tax expense is comprised of approximately $146.5 million in current tax expense, partially offset by approximately $70.3 million in deferred tax benefit. In accordance with SFAS No. 144, depreciation and amortization were discontinued beginning February 23, 2005, the day after we entered into a definitive agreement to sell our fresh-cut segment. This resulted in a reduction of pre-tax expense of approximately $12.8 million, or $0.18 per share diluted for 2005. Earnings from discontinued operations, excluding gain on sale, net, for 2005 was $18.5 million, net of tax expense of $14.3 million. In accordance with EITF No. 87-24, Allocation of Interest to Discontinued Operations, we allocated to discontinued operations certain interest expense on debt that was required to be repaid as a result of the sale and a portion of interest expense associated with our revolving credit facility and subordinated convertible notes. The allocation percentage was calculated based on the ratio of net assets of the discontinued operations to consolidated net assets. Interest expense allocated to discontinued operations in 2005, 2004 and 2003 totaled $3.2 million, $8.5 million and $9.0 million, respectively.
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
At December 31, 2005, securitized accounts receivable totaled $237.1 million, including $130.0 million sold to the financial institution and derecognized from our consolidated balance sheet. Total securitized accounts receivable includes our residual interest in accounts receivable of $107.1 million. The Residual Interest represents our retained interest in receivables held by PFG Receivables Corporation. We measure the Residual Interest using the estimated discounted cash flows of the underlying accounts receivable, based on estimated collections and a discount rate approximately equivalent to our incremental borrowing rate. Losses on the sale of the undivided interest in receivables of $5.2 million in 2005, $2.4 million in 2004, and $1.8 million in 2003 are included in other expense, net, in our consolidated statements of earnings and represent our cost of securitizing those receivables with the financial institution.
We record the sale of the undivided interest in accounts receivable to the financial institution according to Statement of Financial Accounting Standards, or SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Accordingly, at the time the undivided interest in receivables is sold, the receivables are removed from our consolidated balance sheet. We record a loss on the sale of the undivided interest in these receivables, which includes a discount, based upon the receivables’ credit quality and a financing cost for the financial institution, based upon a 30-day commercial paper rate. At December 31, 2005, the rate under the Receivables Facility was 4.74% per annum.
Business Combinations
During 2005 we paid approximately $2.7 million related to contractual obligations in the purchase agreements for companies we acquired in 2004 and 2002. Also during 2005, we paid approximately $1.3 million related to the settlement of an earnout agreement with the former owners of Middendorf Meat; this amount was accrued in 2004 with a corresponding increase to goodwill.
In 2004, we paid $3.1 million and issued approximately 9,000 shares of our common stock, net, valued at approximately $400,000, related to contractual obligations in the purchase agreements for All Kitchens, which we acquired in 2002, Carroll County Foods, which we acquired in 2000, and other companies acquired. As discussed above, we also accrued approximately $1.3 million in 2004 related to the settlement of an earnout agreement with the former owners of Middendorf Meat.
In 2003, we paid $5.2 million and issued approximately 25,000 shares of our common stock, valued at approximately $891,000, related to contractual obligations in the purchase agreements for All Kitchens, TPC, Carroll County Foods and other companies acquired. We acquired All Kitchens and TPC in 2002. We recorded these earnout payments as additional purchase price, with corresponding increases in goodwill. Also during 2003, we finalized the purchase price of Middendorf Meat, resulting in the return of $2.2 million in cash and $1.4 million in our common stock from the former owners of Middendorf Meat, related to the closing net worth adjustment and certain related claims. We recorded this adjustment to the purchase price as a reduction of goodwill.

Application of Critical Accounting Policies
We have prepared our consolidated financial statements and the accompanying notes in accordance with generally accepted accounting principles applied on a consistent basis. In preparing our financial statements, management must often make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements and during the reporting periods. Some of those judgments can be subjective and complex; consequently, actual results could differ from those estimates. We continually evaluate the accounting policies and estimates we use to prepare our financial statements. Management’s estimates are generally based upon historical experience and various other assumptions that we determine to be reasonable in light of the relevant facts and circumstances. We believe that our critical accounting estimates include goodwill and other intangible assets, allowance for doubtful accounts, our insurance program, reserve for inventories, vendor rebates and other promotional incentives and income taxes.
Allowance For Doubtful Accounts. We evaluate the collectibility of our accounts receivable based on a combination of factors. We regularly analyze our significant customer accounts, and when we become aware of a specific customer’s inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position, we record a specific reserve for bad debt to reduce the related receivable to the amount we reasonably believe is collectible. We also record reserves for bad debt for all other customers based on a variety of factors, including the length of time the receivables are past due, the financial health of the customer, macroeconomic considerations and historical experience. If circumstances related to specific customers or other factors change, we may need to adjust our estimates of the recoverability of receivables. In 2005, 2004 and 2003, we wrote off uncollectible accounts receivable of $9.3 million, $5.1 million and $4.4 million, respectively, against the allowance for doubtful accounts. In 2005, 2004 and 2003, we recorded estimates of $8.4 million, $7.8 million and $4.2 million, respectively, in operating expenses to increase our allowance for doubtful accounts.
Inventory Valuation. We maintain reserves for slow-moving and obsolete inventories. These reserves are primarily based upon inventory age plus specifically identified inventory items and overall economic conditions. A sudden and unexpected change in consumer preferences could result in a significant change in the reserve balance and a corresponding charge to earnings. We actively manage our inventory levels to minimize the risk of loss and have consistently achieved a high level of inventory turnover.
Goodwill and Other Intangible Assets. Our goodwill and other intangible assets primarily include the cost of acquired subsidiaries in excess of the fair value of the tangible net assets recorded in connection with acquisitions. Other intangible assets include customer relationships, trade names, trademarks, patents and non-compete agreements. We use estimates and assumptions to determine the fair value of assets acquired and liabilities assumed, assigning lives to acquired intangibles and evaluating those assets for impairment after acquisition. These estimates and assumptions include indicators that would trigger an impairment of assets, whether those indicators are temporary, economic or competitive factors that affect valuation, discount rates and cash flow estimates. When we determine that the carrying value of such assets is not recoverable, or the estimated lives assigned to such assets are improper, we must reduce the carrying value of the assets to the net realizable value or adjust the amortization period of the asset, recording any adjustment in our consolidated statements of earnings. As of December 31, 2005, our unamortized goodwill was $356.6 million and other intangible assets totaled $51.2 million, net.
SFAS No. 142 was effective at the beginning of 2002, except for goodwill and other intangible assets resulting from business combinations completed subsequent to June 30, 2001, for which the standard was effective beginning July 1, 2001. In accordance with SFAS No. 142, we ceased amortizing goodwill and other intangible assets with indefinite lives as of the beginning of 2002. SFAS No. 142 requires us to assess goodwill and other intangible assets with indefinite lives for impairment annually in the absence of an indicator of possible impairment and immediately upon an indicator of possible impairment by estimating the fair value of our reporting units and our intangible assets with indefinite lives. If we determine that the fair values of our reporting units are less than the carrying amount of goodwill, we must recognize an impairment loss in our financial statements. To perform the assessment of significant other non-amortized intangible assets, we compare the book value of the asset to the discounted expected future operating cash flows generated by the specific asset. If we determine the discounted future operating cash flows are less than the recorded values of other unamortized assets, we must recognize an impairment loss in our financial statements. Annually, we are also required to evaluate the remaining useful life of intangible assets that are not being amortized to determine whether events and circumstances continue to support an indefinite useful life.
In the fourth quarter of 2005, we performed our annual impairment assessment of goodwill and other intangible assets with indefinite lives for our Broadline segment, in accordance with the provisions of SFAS No.142. Our Customized segment has no goodwill or other intangible assets. In 2005, 2004 and 2003, no impairment loss was recorded based on these assessments. In testing for potential impairment, we measured the estimated fair value of our reporting units and intangible assets with indefinite lives based upon discounting future operating cash flows using an appropriate discount rate. A 10% change in our estimates of projected future operating cash flows or discount rate used in our calculation of the fair value of the reporting units would have no impact on the reported value of our goodwill and other intangible assets with indefinite lives on our consolidated balance sheet as of December 31, 2005.
We report intangible assets with definite lives at cost less accumulated amortization. We compute amortization over the estimated useful lives of the respective assets, generally three to 40 years. We test these intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a particular asset may not be recoverable, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. In order to evaluate the recoverability of an asset, we compare the carrying value of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. If we determine that the estimated, undiscounted future cash flows of the asset are less than its carrying amount on our consolidated balance sheet, we must record an impairment loss in our financial statements. In 2005, 2004 and 2003, no impairment loss was recorded for intangible assets with definite lives. Due to the numerous variables associated with our judgments and assumptions related to the valuation of the reporting units and intangible assets with definite lives, and the effects of changes in circumstances affecting these valuations, both the precision and reliability of the resulting estimates are subject to uncertainty. Therefore, as we become aware of additional information, we may change our estimates.
Insurance Programs. We maintain self-insurance programs covering portions of our general and vehicle liability, workers’ compensation and group medical insurance. The amounts in excess of the self-insured levels are fully insured by third parties, subject to certain limitations and exclusions. The Company utilizes third party actuaries to assist in the calculation of these reserves. We accrue an estimated liability for these self-insured programs, including an estimate for incurred but not reported claims, based on known claims and past claims history. These accrued liabilities are included in accrued expenses on our consolidated balance sheets. Our reserves for insurance claims include estimates of the frequency and timing of claim occurrences, as well as the ultimate amounts to be paid. The accounting estimate of the self-insurance liability includes both known and incurred but not reported insurance claims. This estimate is highly susceptible to change from period to period if claims differ from past claims history, which could have a material impact on our financial position and results of operations. If we experience claims in excess of our estimates by 5%, our insurance expense and related insurance liability would increase by $3.2 million, negatively affecting our consolidated financial statements.
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
At December 31, 2005 and January 1, 2005, we had $2.1 million and $2.2 million, respectively, of net deferred tax assets related to net operating loss carry-forwards for state income tax purposes. The net operating loss carryforwards at December 31, 2005 expire in years 2006 through 2025. Additionally, at December 31, 2005, we had certain state income tax credit carryforwards, which expire in years 2015 through 2020. Our realization of these deferred tax assets is dependent upon future taxable income.
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
In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R). SFAS No. 123R supersedes Accounting Principles Bulletin (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R requires public companies to recognize expense in the income statement for the grant-date fair value of awards of equity instruments to employees. Expense is to be recognized over the period during which employees are required to provide service. SFAS No. 123R also clarifies and expands guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods. In addition, SFAS No. 123R amends SFAS No. 95, Statement of Cash Flows, to require that excess tax benefits be reported as a financing cash inflow rather than as operating cash flows. We adopted the modified prospective application provisions of SFAS No. 123R in the first quarter of 2006. We anticipate the adoption will have a material impact on our results of operations.
On February 22, 2005, the Compensation Committee of our Board of Directors voted to accelerate the vesting of certain unvested options to purchase approximately 1.8 million shares of our common stock held by certain employees and officers under its 1993 Employee Stock Incentive Plan and 2003 Equity Incentive Plan which had exercise prices greater than the closing price of its common stock on February 22, 2005. These options became exercisable immediately as a result of the vesting acceleration and, as a result, we will not be required to recognize any compensation expense associated with these option grants in future years.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” The standard changes the requirements for accounting for and reporting of a voluntary change in accounting principle requiring a retrospective application to prior periods’ financial statements of the change in principle unless it is impracticable rather than the recording of a cumulative effect of the change in accounting principle in net income in the year of change. The standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.
Subsequent Events
In February 2006, we completed the repurchase of up to $100 million of our common stock in either the open market or through private transactions. During 2006, 1.5 million additional shares were repurchased at prices ranging from $25.93 to $29.61, for a total of $39.6 million, including transaction costs. See “Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

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

	2005
(In thousands, except per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net sales	$1,422,807	$1,456,735	$1,401,780	$1,440,050
Gross profit	179,916	189,392	185,868	192,230
Operating profit	9,426	21,951	17,623	21,478
Earnings from continuing operations before income taxes	7,611	19,817	19,206	20,457
Earnings from continuing operations	4,683	12,246	11,911	12,923
Earnings (loss) from discontinued operations	9,012	191,549	(464)	5,278

Net earnings	$13,695	$203,795	$11,447	$18,201

Basic earnings (loss) per common share:
Continuing operations	$0.10	$0.26	$0.28	$0.35
Discontinued operations	0.19	4.08	(0.01)	0.14

Net earnings	$0.29	$4.34	$0.27	$0.49

Diluted earnings (loss) per common share:
Continuing operations	$0.10	$0.26	$0.28	$0.35
Discontinued operations	0.19	4.02	(0.01)	0.14

Net earnings	$0.29	$4.28	$0.27	$0.49

	2004
(In thousands, except per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net sales	$1,224,537	$1,292,863	$1,306,826	$1,348,852
Gross profit	158,053	169,542	170,487	178,879
Operating profit	5,712	19,292	20,361	18,315
Earnings from continuing operations before income taxes	3,464	16,075	17,391	6,409
Earnings from continuing operations	2,157	9,693	10,847	3,861
Earnings from discontinued operations	5,319	9,103	6,916	4,662

Net earnings	$7,476	$18,796	$17,763	$8,523

Basic earnings per common share:
Continuing operations	$0.05	$0.21	$0.23	$0.08
Discontinued operations	0.11	0.20	0.15	0.10

Net earnings	$0.16	$0.41	$0.38	$0.18

Diluted earnings per common share:
Continuing operations	$0.05	$0.21	$0.23	$0.08
Discontinued operations	0.11	0.18	0.14	0.10

Net earnings	$0.16	$0.39	$0.37	$0.18
     Note: 2004 amounts have been restated to remove discontinued operations to conform with the 2005 presentation.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Our primary market risks are related to fluctuations in interest rates and changes in commodity prices. Our primary interest rate risk is from changing interest rates related to our outstanding debt. We currently manage this risk through a combination of fixed and floating rates on these obligations. As of December 31, 2005, our total debt consisted of fixed-rate debt of $3.8 million. As of January 1, 2005, our total debt consisted of fixed and floating-rate debt of $54.5 million and $210.0 million, respectively. In addition, our Receivables Facility has a floating rate. Substantially all of our floating rates are based on LIBOR with the exception of the rate on the Receivables Facility, which is based upon a 30-day commercial-paper rate. A 100 basis-point increase in market interest rates on all of our floating-rate debt and our Receivables Facility would result in a decrease in net earnings and cash flows of approximately $800,000 per annum, holding other variables constant. See Notes 10 and 7 to the consolidated financial statements for further discussion of our debt and Receivables Facility, respectively.
Significant commodity price fluctuations for certain commodities that we purchase could have a material impact on our results of operations. In an attempt to manage our commodity price risk, our Broadline segment enters into contracts to purchase pre-established quantities of products in the normal course of business. Commitments that we have entered into to purchase products in our Broadline segment as of December 31, 2005, are included in the table of contractual obligations in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financing Activities” in this Form 10-K.
Item 8. Financial Statements and Supplementary Data.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our management recognizes that there are inherent limitations in the effectiveness of any internal control over financial reporting, including that it may not prevent or detect misstatements on a timely basis. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time or become inadequate.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management concluded that, as of December 31, 2005, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, KPMG LLP, has issued an audit report on our assessment of our internal control over financial reporting, which is included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.

PART III
Item 10. Directors and Executive Officers of the Registrant.
The Proxy Statement issued in connection with the shareholders meeting to be held on May 16, 2006, contains under the captions “Proposal 1: Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” information required by Item 10 of Form 10-K, including disclosures about the Audit Committee, and any audit committee financial expert, and is incorporated herein by reference. Pursuant to General Instruction G (3), certain information concerning our executive officers is included in Part I of this Form 10-K, under the caption “Executive Officers.”
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
Item 11. Executive Compensation.
The Proxy Statement issued in connection with the shareholders meeting to be held on May 16, 2006, contains under the caption “Executive Compensation” information required by Item 11 of Form 10-K and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table summarizes information concerning our equity compensation plans at December 31, 2005:

Number of Shares
Remaining Available
for Future Issuance
	Number of Shares to		Under Equity
	be Issued upon	Weighted Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding Shares
	Outstanding Options	Outstanding Options	Reflected in First
Plan Category	and Warrants	and Warrants	Column)*

Equity compensation plans approved by shareholders	3,148,744	$26.16	2,896,847

Equity compensation plans not approved by shareholders	N/A	N/A	N/A

Total	3,148,744	$26.16	2,896,847

*	Includes 586,026 shares available for future issuance under our Employee Stock Purchase Plan as of December 31, 2005, of which 87,000 were issued on January 14, 2006.
The Proxy Statement issued in connection with the shareholders meeting to be held on May 16, 2006, contains under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Directors and Executive Officers,” information required by Item 12 of Form 10-K and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions.
The Proxy Statement issued in connection with the shareholders meeting to be held May 16, 2006, contains under the caption “Certain Transactions” information required by Item 13 of Form 10-K and is incorporated herein by reference.
Item 14. Principal Accountants’ Fees and Services.
Information with respect to fees and services related to our independent registered public accounting firm, KPMG LLP, and the disclosure of the Audit Committee’s pre-approval policies and procedures related to audit fees and services are contained in the Proxy Statement issued in connection with the shareholders meeting to be held on May 16, 2006, and are incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules.

(a)	1	Financial Statements. See index to Financial Statements above.

	2	Financial Statement Schedules. See index to Financial Statement Schedules above.

	3	Exhibits:

Exhibit Number	Description

A.	Incorporated by reference to our Registration Statement on Form S-1 (No. 33-64930) (File No. 0-22192), filed June 24, 1993:

3.2	Restated Bylaws of Registrant.

4.1	Specimen Common Stock certificate.

4.2	Article 5 of the Registrant’s Restated Charter (included in Exhibit 3.1).

4.3	Article 6 of the Registrant’s Restated Bylaws (included in Exhibit 3.2).

10.1	1993 Outside Directors’ Stock Option Plan.

10.2	Form of Pocahontas Food Group, Inc. Executive Deferred Compensation Plan.

10.3	Form of Indemnification Agreement.

B.	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended January 1, 1994 (File No. 0-22192), filed March 29, 1994:

10.4	First Amendment to the Trust Agreement for Pocahontas Food Group, Inc. Employee Savings and Stock Ownership Plan.

10.5	Performance Food Group Employee Stock Purchase Plan.

C.	Incorporated by Reference to our Annual Report on Form 10-K for the fiscal year ended December 28, 1996 (File No. 0-22192), filed March 27, 1997:

10.6	Performance Food Group Company Employee Savings and Stock Ownership Plan Savings Trust.

D.	Incorporated by Reference to our Report on Form 8-K dated May 20, 1997 (File No. 0-22192), filed May 20, 1997:

10.7	Rights Agreement dated as of May 16, 1997 between Performance Food Group Company and First Union National Bank of North Carolina, as Rights Agent.

E.	Incorporated by reference to our Annual Report on Form 1O-K for the fiscal year ended December 27, 1997 (File No. 0-22192), filed March 26, 1998:

10.8	Form of Change in Control Agreement dated October 29, 1997 with, John D. Austin, Thomas Hoffman and Robert C. Sledd.

10.9	Form of Change in Control Agreement dated October 27, 1997 with certain key executives.

F.	Incorporated by Reference to our Annual Report on Form 10-K for the fiscal year ended January 2, 1999 (File No. 0-22192), filed April 1, 1999:

10.10	Performance Food Group Company Executive Deferred Compensation Plan.

Exhibit Number	Description

G.	Incorporated by reference to our Report on Form 8-K dated November 27, 2000 (File No. 0-22192), filed November 27, 2000:

10.11	Amendment No. 1 to Rights Agreement dated June 30, 1999 between Performance Food Group Company and American Stock Transfer Trust Company, as subsequent Rights Agent.

10.12	Amendment No. 2 to Rights Agreement dated November 22, 2000 between Performance Food Group Company and American Stock Transfer Trust Company, as subsequent Rights Agent.

H.	Incorporated by reference to our Registration Statement on Form S-4 (Registration No 333-61612) (File No. 0-22192), filed May 25, 2001:

3.1	Restated Charter of Registrant

I.	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 0-22192), filed August 14, 2001:

10.13	Receivables Purchase Agreement dated July 3, 2001, by and among PFG Receivables Corporation, as Seller, Performance Food Group Company, as Servicer, Jupiter Securitization Corporation and Bank One, NA as Agent. (Schedules and other exhibits are omitted from this filing, but the Registrant will furnish supplemental copies of the omitted material to the Securities and Exchange Commission upon request.)

J.	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 29, 2001 (File No. 0-22192), filed March 29, 2002:

10.14	1993 Employee Stock Incentive Plan (restated electronically for SEC filing purposes only)

K.	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 29, 2002 (File No. 0-22192), filed August 13, 2002:

10.15	Amendment to Receivable Purchase Agreement dated as of July 12, 2002, by and among PFG Receivables Corporation, as Seller, Performance Food Group Company as Servicer, Jupiter Securitization Corporation and Bank One, N.A. as Agent.

L.	Incorporated by reference to our Registration Statement on Form S-8 (File No. 333-105082), filed May 8, 2003:

10.16	2003 Equity Incentive Plan

M.	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 28, 2003 (File No. 0-22192), filed August 12, 2003:

10.17	Amendment to Receivables Purchase Agreement dated as of June 30, 2003, by and among PFG Receivables Corporation, as Seller, Performance Food Group Company, as Servicer, Jupiter Securitization Corporation and Bank One, NA as Agent.

N.	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended February 3, 2004 (File No. 0-22192), filed March 18, 2004:

10.18	Performance Food Group Company Supplemental Executive Retirement Plan.

10.19	Amended and Restated Performance Food Group Company Employee Savings and Stock Ownership Plan, as amended.

O.	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended April 3, 2004 (File No. 0-22192), filed May 12, 2004:

10.20	Lease agreement for our Little Rock, Arkansas facility.

Exhibit Number	Description

10.21	Severance agreement with C. Michael Gray.

P.	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended July 3, 2004 (File No. 0-22192), filed August 11, 2004:

10.22	Amendment to Receivables Purchase Agreement dated as of June 28, 2004 by and between PFG Receivables Corporation, as Seller, Performance Food Group Company, as Servicer, Jupiter Securitization Corporation and Bank One, NA as Agent.

Q.	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended October 2, 2004 (File No. 0-22192), filed November 12, 2004:

10.23	Form of Non-Qualified Stock Option Agreement.

10.24	Form of Incentive Stock Option Agreement.

R.	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended January 1, 2005:

10.25	Trust Agreement for the Performance Food Group Employee Savings and Stock Ownership Plan.

S.	Incorporated by reference to our Current Report on Form 8-K dated January 6, 2005 (File No. 0-22192):

10.26	Senior Management Severance Plan.

T.	Incorporated by reference to our Current Report on Form 8-K dated February 28, 2005 (File No. 0-22192):

2.1	Stock Purchase Agreement, dated as of February 22, 2005, between Performance Food Group Company and Chiquita Brands International, Inc. (Pursuant to Item 601(b)(2) of Regulation S-K the schedules and exhibits to this agreement have been omitted from this filing.)

U.	Incorporated by reference to our Current Report on Form 8-K dated March 21, 2005 (File No. 0-22192):

10.27	Performance Food Group Company 2005 Cash Incentive Plan.

10.28	Form of Restricted Share Award Agreement.

V.	Incorporated by reference to our Current Report on Form 8-K dated April 28, 2005 (File No. 0-22192):

10.29	Amendment and Waiver, dated as of April 26, 2005 among Performance Food Group Company, the Lenders party to the Credit Agreement and Wachovia Bank, National Association, as Administrative Agent for the Lenders.

W.	Incorporated by reference to our Current Report on Form 8-K dated May 24, 2005 (File No. 0-22192):

10.30	Form of Non-Qualified Stock Option Agreement.

X.	Incorporated by reference to our Current Report on Form 8-K dated June 30, 2005 (File No. 0-22192):

10.31	Amendment to Receivables Purchase Agreement dated as of June 27, 2005 by and between PFG Receivables Corporation, as Seller, Performance Food Group Company, as Servicer, Jupiter Securitization Corporation and JPMorgan Chase Bank, N.A., successor by merger to Bank One, NA, as Agent.

Exhibit Number	Description

Y.	Incorporated by reference to our Current Report on Form 8-K dated August 29, 2005 (File No. 0-22192):

10.32	Director Compensation Summary.

Z.	Incorporated by reference to our Current Report on Form 8-K dated October 11, 2005 (File No. 0-22192):

10.33	Second Amended and Restated Credit Agreement dated as of October 7, 2005 by and among Performance Food Group Company, the Lenders a party thereto, and Wachovia Bank, National Association as Administrative Agent for the Lenders.

10.34	Form of Revolving Credit Note.

AA.	Filed herewith:

10.35	Named Executive Officer and Director Compensation Summary.

21	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 6, 2006.

PERFORMANCE FOOD GROUP COMPANY

By: /s/ Robert C. Sledd
Robert C. Sledd
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons in the capacities and on the dates indicated have signed this report.

Signature	Title	Date

/s/ Robert C. Sledd Robert C. Sledd	Chairman and Chief Executive Officer (Principal Executive Officer)	March 6, 2006

/s/ John D. Austin John D. Austin	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 6, 2006

/s/ Charles E. Adair Charles E. Adair	Director	March 6, 2006

/s/ Mary C. Doswell Mary C. Doswell	Director	March 6, 2006

/s/ Fred C. Goad, Jr. Fred C. Goad, Jr.	Director	March 6, 2006

/s/ Timothy M. Graven Timothy M. Graven	Director	March 6, 2006

/s/ John E. Stokely John E. Stokely	Director	March 6, 2006

Report of Independent Registered Public Accounting Firm
The Board of Directors
Performance Food Group Company:
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Performance Food Group Company (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control–Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Performance Food Group Company and subsidiaries as of December 31, 2005 and January 1, 2005, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended December 31, 2005, and our report dated March 6, 2006, expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Richmond, Virginia
March 6, 2006

Report of Independent Registered Public Accounting Firm
The Board of Directors
Performance Food Group Company:
We have audited the accompanying consolidated balance sheets of Performance Food Group Company and subsidiaries (the Company) as of December 31, 2005 and January 1, 2005, and the related consolidated statements of earnings, shareholders’ equity and cash flows for each of the fiscal years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Performance Food Group Company and subsidiaries as of December 31, 2005 and January 1, 2005, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Performance Food Group Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control–Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 6, 2006, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/ KPMG LLP
Richmond, Virginia
March 6, 2006

PERFORMANCE FOOD GROUP COMPANY
CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share amounts)	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$99,461	$52,322
Accounts receivable, net, including residual interest in securitized receivables	190,481	171,191
Inventories	303,073	287,019
Prepaid expenses and other current assets	9,328	9,702
Income taxes receivable	6,448	2,054
Deferred income taxes	13,412	13,707
Current assets from discontinued operations (Note 3)	10,115	109,924

Total current assets	632,318	645,919
Goodwill, net	356,597	354,037
Property, plant and equipment, net	255,816	201,248
Other intangible assets, net	51,213	54,471
Other assets	16,346	13,503
Non-current assets from discontinued operations (Note 3)	—	558,587

Total assets	$1,312,290	$1,827,765

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Outstanding checks in excess of deposits	$100,335	$103,948
Current installments of long-term debt	573	661
Trade accounts payable	258,791	227,882
Accrued expenses	122,885	112,580
Current liabilities from discontinued operations (Note 3)	6,540	116,024

Total current liabilities	489,124	561,095
Long-term debt, excluding current installments	3,250	263,859
Deferred income taxes	43,399	40,775
Non-current liabilities from discontinued operations (Note 3)	—	87,723

Total liabilities	535,773	953,452

Shareholders’ equity
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued, preferences to be defined when issued	—	—
Common stock, $.01 par value; 100,000,000 shares authorized, 35,581,925 and 46,770,660 shares issued and outstanding	356	468
Additional paid-in capital	180,270	525,092
Retained earnings	595,891	348,753

Total shareholders’ equity	776,517	874,313

Total liabilities and shareholders’ equity	$1,312,290	$1,827,765

See accompanying notes to consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)	2005	2004	2003

Net sales	$5,721,372	$5,173,078	$4,602,792
Cost of goods sold	4,973,966	4,496,117	3,982,182

Gross profit	747,406	676,961	620,610
Operating expenses	676,928	613,281	548,285

Operating profit	70,478	63,680	72,325

Other income (expense):
Interest income	4,651	340	280
Interest expense	(3,246)	(8,274)	(9,845)
Loss on sale of receivables	(5,156)	(2,421)	(1,765)
Loss on redemption of convertible notes (Note 10)	—	(10,127)	—
Other, net	365	141	14

Other expense, net	(3,386)	(20,341)	(11,316)

Earnings from continuing operations before income taxes	67,092	43,339	61,009
Income tax expense from continuing operations	25,328	16,781	23,206

Earnings from continuing operations, net of tax	41,764	26,558	37,803
Earnings from discontinued operations, net of tax (Note 3)	205,374	26,000	36,388

Net earnings	$247,138	$52,558	$74,191

Weighted average common shares outstanding:
Basic	43,233	46,398	45,583
Diluted	43,795	47,181	53,002
Basic earnings per common share:
Continuing operations	$0.97	$0.57	$0.83
Discontinued operations	4.75	0.56	0.80

Net earnings	$5.72	$1.13	$1.63

Diluted earnings per common share:
Continuing operations	$0.95	$0.56	$0.80
Discontinued operations	4.69	0.55	0.74

Net earnings	$5.64	$1.11	$1.54

See accompanying notes to consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

						Loan to	Total
	Common Stock		Additional	Deferred	Retained	leveraged	shareholders’
(Dollar amounts in thousands)	Shares	Amount	paid-in capital	compensation	earnings	ESOP	equity

Balance at December 28, 2002	45,275,993	$453	$492,946	$—	$222,004	$(534)	$714,869

Issuance (return) of shares for acquisitions, net	(20,453)	—	(509)	—	—	—	(509)

Employee stock option, incentive and purchase plans	606,939	6	11,030	—	—	—	11,036

Tax benefit from exercise of stock options	—	—	3,694	—	—	—	3,694

Principal payments on loan to leveraged ESOP	—	—	—	—	—	534	534

Net earnings-continuing operations	—	—	—	—	37,803	—	37,803

Net earnings-discontinued operations	—	—	—	—	36,388	—	36,388

Balance at January 3, 2004	45,862,479	459	507,161	—	296,195	—	803,815

Issuance of shares for acquisitions, net of shares returned	8,904	—	400	—	—	—	400

Employee stock option, incentive and purchase plans	899,277	9	12,633	—	—	—	12,642

Tax benefit from exercise of stock options	—	—	4,898	—	—	—	4,898

Net earnings-continuing operations	—	—	—	—	26,558	—	26,558

Net earnings-discontinued operations	—	—	—	—	26,000	—	26,000

Balance at January 1, 2005	46,770,660	468	525,092	—	348,753	—	874,313

Employee stock option, incentive and purchase plans	778,186	8	12,643	—	—	—	12,651

Repurchase and retirement of common stock	(12,166,429)	(122)	(361,596)	—	—	—	(361,718)

Issuances of restricted stock, net of forfeitures	199,508	2	5,473	(5,475)	—	—	—

Amortization of deferred compensation	—	—	—	999	—	—	999

Tax benefit from exercise of stock options	—	—	3,134	—	—	—	3,134

Net earnings-continuing operations	—	—	—	—	41,764	—	41,764

Net earnings-discontinued operations	—	—	—	—	205,374	—	205,374

Balance at December 31, 2005	35,581,925	$356	$184,746	$(4,476)	$595,891	$—	$776,517

See accompanying notes to consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)	2005	2004	2003
Cash flows from operating activities of continuing operations:
Net earnings	$247,138	$52,558	$74,191
Net earnings from discontinued operations	(205,374)	(26,000)	(36,388)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	22,818	21,370	19,913
Amortization	3,562	3,626	3,793
Tax benefit from exercise of stock options	3,134	4,898	3,694
Restricted stock expense	999	—	—
Deferred income taxes	2,919	3,690	12,263
Write-off of debt issuance costs	—	3,801	—
Other	611	1,239	2,092
Changes in operating assets and liabilities:
Increase in accounts receivable	(19,290)	(4,976)	(9,717)
Increase in inventories	(16,054)	(57,403)	(9,673)
Decrease (increase) in prepaid expenses and other current assets	374	(636)	(974)
Increase in other assets	(2,843)	(2,992)	(5,479)
Increase in trade accounts payable	30,909	31,825	981
Increase in accrued expenses	11,661	9,295	25,456
(Decrease) increase in income taxes payable/receivable, net	(4,394)	7,315	(19,025)

Net cash provided by operating activities of continuing operations	76,170	47,610	61,127

Cash flows from investing activities of continuing operations:
Net cash paid for acquisitions	(3,917)	(3,086)	(2,924)
Purchases of property, plant and equipment	(77,576)	(40,635)	(56,973)
Proceeds from sale of property, plant and equipment	290	967	355
Cash paid for intangibles	(150)	—	—

Net cash used in investing activities of continuing operations	(81,353)	(42,754)	(59,542)

Cash flows from financing activities of continuing operations:
(Decrease) increase in outstanding checks in excess of deposits	(3,613)	45,446	10,971
Net (payments on) proceeds from revolving credit facility	(210,000)	126,771	(14,771)
Principal payments on long-term debt	(697)	(202,046)	(1,567)
Cash paid for debt issuance costs	(864)	(461)	(792)
Repurchase of common stock	(361,718)	—	—
Proceeds from employee stock option, incentive and purchase plans	12,651	12,642	11,036

Net cash (used in) provided by financing activities of continuing operations	(564,241)	(17,648)	4,877

Net cash (used in) provided by continuing operations	(569,424)	(12,792)	6,462

Net cash provided by (used in) discontinued operations:
Net cash provided by operating activities of discontinued operations	1,121	68,364	65,956
Net cash provided by (used in) investing activities of discontinued operations	611,083	(42,520)	(62,245)
Net cash provided by (used in) financing activities of discontinued operations	4,359	354	(4,917)

Total net cash provided by (used in) discontinued operations	616,563	26,198	(1,206)

Net increase in cash and cash equivalents	47,139	13,406	5,256
Cash and cash equivalents, beginning of year	52,322	38,916	33,660

Cash and cash equivalents, end of year	$99,461	$52,322	$38,916

See accompanying notes to consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business
Performance Food Group Company and subsidiaries (the “Company”) market and distribute over 66,000 national and proprietary brand food and non-food products to approximately 44,000 customers in the foodservice or “food-away-from home” industry. The Company services both of the major customer types in the foodservice industry: “street” foodservice customers, which include independent restaurants, hotels, cafeterias, schools, healthcare facilities and other institutional customers; and multi-unit, or “chain,” customers, which include regional and national family and casual dining and quick-service restaurants.
The Company services these customers through two operating segments: broadline foodservice distribution (“Broadline”); and customized foodservice distribution (“Customized”). Broadline markets and distributes more than 63,000 national and proprietary brand food and non-food products to over 43,000 street and chain customers. The Broadline segment has 19 distribution facilities that design their own product mix, distribution routes and delivery schedules to accommodate the needs of a large number of customers whose individual purchases vary in size. Broadline’s customers are typically located within 250 miles of one of the Company’s Broadline distribution centers in the Eastern, Midwestern and Southern United States. Customized services casual and family dining chain restaurants. These customers generally prefer a centralized point of contact that facilitates item and menu changes, tailored distribution routing and customer service. Customized segment customers can be located up to 1,800 miles away from one of its eight distribution centers, located throughout the United States. The Customized segment also supplies products to some of its customer locations internationally.
The fiscal years ended December 31, 2005, January 1, 2005 and January 3, 2004 are referred to herein as the years 2005, 2004 and 2003, respectively. The Company uses a 52/53-week fiscal year ending on the Saturday closest to December 31. Consequently, the Company periodically has a 53-week fiscal year. The Company’s 2003 fiscal year was a 53-week fiscal year.
One June 28, 2005, the Company completed the sale of all its stock in the subsidiaries that comprised its fresh-cut segment to Chiquita Brands International, Inc. (“Chiquita”) for $860.6 million and recorded a net gain of approximately $186.9 million, subject to final working capital adjustments. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS” No. 144”), depreciation and amortization were discontinued beginning February 23, 2005, the day after the Company entered into a definitive agreement to sell its fresh-cut segment. Accordingly, unless otherwise noted, all amounts presented in the accompanying consolidated financial statements, including all note disclosures, contain only information related to the Company’s continuing operations. See Note 3 for additional discontinued operations disclosures.
2. Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of Performance Food Group Company and its majority-owned subsidiaries. All significant inter-company balances and transactions have been eliminated.
Use of Estimates
The preparation of the consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and notes thereto. The most significant estimates used by management are related to the accounting for the allowance for doubtful accounts, reserve for inventories, goodwill and other intangible assets, reserves for claims under self-insurance programs, vendor rebates and other promotional incentives, bonus accruals, depreciation, amortization and income taxes. Actual results could differ from these estimates.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable
Accounts receivable represent receivables from customers in the ordinary course of business, are recorded at the invoiced amount and do not bear interest. Receivables are recorded net of the allowance for doubtful accounts in the accompanying consolidated balance sheets. The Company evaluates the collectibility of its accounts receivable based on a combination of factors. The Company regularly analyzes its significant customer accounts, and when it becomes aware of a specific customer’s inability to meet its financial obligations to the Company, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position, the Company records a specific reserve for bad debt to reduce the related receivable to the amount it reasonably believes is collectible. The Company also records reserves for bad debt for all other customers based on a variety of factors, including the length of time the receivables are past due, the financial health of the customer, macroeconomic considerations and historical experience. If circumstances related to specific customers change, the Company’s estimates of the recoverability of receivables could be further adjusted. At December 31, 2005 and January 1, 2005, the allowance for doubtful accounts was $7.8 million and $8.7 million, respectively.
Inventories
The Company’s inventories consist primarily of food and non-food products. The Company values inventories at the lower of cost or market using the first-in, first-out (“FIFO”) method. At December 31, 2005 and January 1, 2005, the Company’s inventory balances of $303.1 million and $287.0 million, respectively, consisted primarily of finished goods. Costs in inventory include the purchase price of the product and freight charges to deliver the product to the Company’s warehouses. The Company maintains reserves for slow-moving, excess and obsolete inventories. These reserves are based upon inventory category, inventory age, specifically identified items and overall economic conditions.
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
Goodwill and Other Intangible Assets
Goodwill and other intangible assets include the cost of acquired subsidiaries in excess of the fair value of the tangible net assets recorded in conjunction with acquisitions. Other intangible assets include customer relationships, trade names, trademarks, patents and non-compete agreements. Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), requires the Company to assess goodwill and other intangible assets with indefinite lives for impairment annually, or more often if other circumstances indicate. If impaired, the assets are written down to their fair values. To perform the assessment of goodwill, the Company compared the net assets of its Broadline segment to the discounted expected future operating cash flows of the segment. To perform the assessment of significant other non-amortized intangible assets, the Company compared the book value of the asset to the discounted expected future operating cash flows generated by the specific asset. The Company’s Customized segment has no goodwill or other intangible assets. Based on the Company’s assessments for 2005, 2004 and 2003, no impairment losses were recorded.
In accordance with SFAS No. 142, the Company ceased amortizing goodwill and other intangible assets with indefinite lives as of the beginning of 2002. Intangible assets with definite lives are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally three to 40 years.
Impairment of Long-Lived Assets
Long-lived assets held and used by the Company are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the Company compares the carrying value of the asset or asset group to the estimated, undiscounted future cash flows expected to be generated by the long-lived asset or asset group, as required by SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. Based on the Company’s assessments for 2005, 2004 and 2003, no impairment losses were recorded.

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
Cost of Goods Sold
Cost of goods sold includes amounts paid to manufacturers for products sold, plus the cost of transportation necessary to bring the products to the Company’s facilities.
Operating Expenses
Operating expenses include warehouse, delivery, selling and administrative expenses, which include occupancy, insurance, depreciation, amortization, salaries and wages and employee benefits expenses.
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
Consideration received for incentives that contain volume and growth rebates and annual and multi-year incentives are recorded as a reduction of cost of goods sold. The Company systematically and rationally allocates the consideration for these incentives to each of the underlying transactions that results in progress by the Company toward earning the incentives. If the incentives are not probable and reasonably estimable, the Company records the incentives as the underlying objectives or milestones are achieved. The Company records annual and multi-year incentives when earned, generally over the agreement period. The Company uses current and historical purchasing data, forecasted purchasing volumes and other factors in estimating whether the underlying objectives or milestones will be achieved. Consideration received to promote and sell the supplier’s products is typically a reimbursement of costs incurred by the Company and is recorded as a reduction of the Company’s costs. If the amount of consideration received from the suppliers exceeds the Company’s costs, any excess is recorded as a reduction of cost of goods sold. The Company follows the requirements of Emerging Issues Task Force (“EITF”) No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor and EITF No. 03-10, Application of Issue No. 02-16 by Resellers to Sales incentives offered to Consumers by Manufacturers.
Shipping and Handling Fees and Costs
Shipping and handling fees billed to customers are included in net sales. Shipping and handling costs of $308.0 million, $271.7 million and $244.8 million in 2005, 2004 and 2003, respectively, are recorded in operating expenses in the consolidated statements of earnings.
Stock-Based Compensation
The Company has stock-based employee compensation plans, which are described in Note 16. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, no stock-based employee compensation cost was reflected in net earnings in the consolidated statements of earnings for stock options during 2005, 2004 and 2003, except when there was a modification to a fixed award. The following table illustrates the effect on net earnings and net earnings per common share, including both continuing and discontinued operations, as if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. The fair value of each option was estimated at the grant date using the Black-Scholes option pricing method.

	2005	2004	2003

Net earnings, as reported	$247,138	$52,558	$74,191
Add: Stock-based compensation included in net earnings, net of related tax effects	621	228	—
Deduct: Total stock-based compensation determined under the fair-value based method for all awards, net of related tax effects (includes approximately $7.3 million in the year ended December 31, 2005 related to the accelerated vesting of certain awards)	(10,328)	(8,424)	(7,971)

Pro forma net earnings	$237,431	$44,362	$66,220

Net earnings per common share:

Basic — as reported	$5.72	$1.13	$1.63

Basic — pro forma	$5.49	$0.96	$1.45

Diluted — as reported	$5.64	$1.11	$1.54

Diluted — pro forma	$5.42	$0.95	$1.39

On February 22, 2005, the Compensation Committee of the Company’s Board of Directors voted to accelerate the vesting of certain unvested options to purchase approximately 1.8 million shares of the Company’s common stock held by certain employees and officers under its 1993 Employee Stock Incentive Plan and 2003 Equity Incentive Plan, which had exercise prices greater than the closing price of the Company’s common stock on February 22, 2005. These options became exercisable immediately as a result of the vesting acceleration and, as a result, the Company will not be required to recognize any compensation expense associated with these option grants in future years.
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
In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R supersedes APB Opinion No. 25 and its related implementation guidance. SFAS No. 123R establishes standards for the accounting for transactions in which an entity issues equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS No. 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. The Company adopted the modified prospective application provisions of SFAS No. 123R in its first fiscal quarter of 2006; the adoption of this standard will have a material impact on its results of operations.
In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. The standard changes the requirements for accounting for and reporting of a voluntary change in accounting principle, requiring a retrospective application to prior periods’ financial statements of the change in principle unless it is impracticable rather than the recording of a cumulative effect of the change in accounting principle in net income in the year of change. The standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.
3. Discontinued Operations
On June 28, 2005, the Company completed the sale of all its stock in the subsidiaries that comprised its fresh-cut segment to Chiquita Brands International, Inc. for $860.6 million and recorded a net gain of approximately $186.9 million, net of approximately $76.2 million in net tax expense, subject to final working capital adjustments. The tax expense is comprised of approximately $146.5 million in current tax expense, partially offset by approximately $70.3 million in deferred tax benefit. In accordance with SFAS No. 144, depreciation and amortization were discontinued beginning February 23, 2005, the day after the Company entered into a definitive agreement to sell its fresh-cut segment. Earnings from discontinued operations, excluding gain on sale, net, for 2005 was $18.5 million, net of tax expense of $14.3 million. In accordance with EITF No. 87-24, Allocation of Interest to Discontinued Operations, the Company allocated to discontinued operations certain interest expense on debt that was required to be repaid as a result of the sale and a portion of interest expense associated with the Company’s revolving credit facility and subordinated convertible notes. The allocation percentage was calculated based on the ratio of net assets of the discontinued operations to consolidated net assets. Interest expense allocated to discontinued operations in 2005, 2004 and 2003 totaled $3.2 million, $8.5 million and $9.0 million, respectively. The assets and liabilities of the discontinued fresh-cut segment reflected on the consolidated balance sheets at December 31, 2005 and January 1, 2005 were comprised of the following:

(In thousands)	2005	2004

Assets
Accounts receivable, net	$8,229	$74,563
Inventories		27,816
Other current assets	1,886	7,545

Total current assets	10,115	109,924

Property, plant and equipment, net	—	193,453
Goodwill, net	—	232,473
Other intangible assets, net	—	130,399
Other assets	—	2,262

Total non-current assets	—	558,587

Total assets	$10,115	$668,511

Liabilities
Outstanding checks in excess of deposits	$—	$24,131
Current installments of long-term debt	—	275
Trade accounts payable	—	39,775
Other current liabilities	6,540	51,843

Total current liabilities	6,540	116,024

Long-term debt	—	14,725
Deferred income taxes	—	72,998

Total non-current liabilities	—	87,723

Total liabilities	$6,540	$203,747

At January 1, 2005, discontinued operations included approximately $71.0 million of net deferred income tax liabilities. The significant temporary differences that comprised the net deferred income taxes are primarily attributable to property, plant and equipment, basis differences in intangible assets, self insurance reserves and accrued employee benefits.
The net sales, earnings before income taxes, and income tax expense of the Company’s discontinued operations were as follows:

(In thousands)	2005	2004	2003

Net sales	$510,987	$975,845	$917,019

Earnings before income taxes	$295,828	$41,337	$58,654

Income tax expense	$90,454	$15,337	$22,266

4. Business Combinations
During 2005, the Company paid approximately $2.7 million related to contractual obligations in the purchase agreements for companies it acquired in 2004 and 2002. Also during 2005, the Company paid approximately $1.3 million related to the settlement of an earnout agreement with the former owners of Middendorf Meat Company (“Middendorf Meat”); this amount was accrued, with a corresponding increase to goodwill, in the Company’s 2004 fourth quarter.
In 2004, the Company paid $3.1 million and issued approximately 9,000 shares of its common stock, net, valued at approximately $400,000, related to contractual obligations in the purchase agreements for Carroll County Foods, Inc. (“Carroll County Foods”), All Kitchens, Inc. (“All Kitchens”) and other companies acquired. The Company recorded these amounts as additional purchase price, with corresponding increases to goodwill. As discussed above, the Company also accrued approximately $1.3 million in 2004 related to the settlement of an earnout agreement with the former owners of Middendorf Meat.
In 2003, the Company paid $5.2 million and issued approximately 25,000 shares of its common stock, valued at approximately $891,000, related to contractual obligations in the purchase agreements for All Kitchens, Thoms-Proestler Company and TPC Logistics, Inc. (collectively “TPC”), Carroll County Foods and other companies acquired. The Company acquired All Kitchens and TPC in 2002 and Carroll County Foods in 2000. The Company recorded these earnout payments as additional purchase price, with corresponding increases in goodwill. Also during 2003, the Company finalized the purchase price of Middendorf Meat, resulting in the return of $2.2 million in cash and $1.4 million in the Company’s common stock from the former owners of Middendorf Meat, related to the closing net worth adjustment and certain related claims. The Company recorded this adjustment to the purchase price as a reduction of goodwill.

5. Goodwill and Other Intangible Assets
The following table presents details of the Company’s intangible assets as of December 31, 2005 and January 1, 2005:

	2005			2004
	Gross Carrying	Accumulated		Gross Carrying	Accumulated
(In thousands)	Amount	Amortization	Net	Amount	Amortization	Net

Intangible assets with definite lives:
Customer relationships	$32,859	$9,875	$22,984	$32,859	$7,625	$25,234
Trade names and trademarks	17,228	2,797	14,431	17,228	2,058	15,170
Deferred financing costs	3,573	2,008	1,565	2,801	1,390	1,411
Non-compete agreements	3,353	2,854	499	3,203	2,281	922

Total intangible assets with definite lives	$57,013	$17,534	$39,479	$56,091	$13,354	$42,737

Intangible assets with indefinite lives:
Goodwill*	$368,623	$12,026	$356,597	$366,063	$12,026	$354,037
Trade names*	11,869	135	11,734	11,869	135	11,734

Total intangible assets with indefinite lives	$380,492	$12,161	$368,331	$377,932	$12,161	$365,771

*Amortization was recorded before the Company’s adoption of SFAS No. 142.
The Company recorded amortization expense of $4.2 million, $5.0 million and $5.2 million in 2005, 2004 and 2003, respectively. These amounts include amortization of debt issuance costs of approximately $686,000 in 2005 and $1.4 million in both 2004 and 2003. The estimated future amortization expense on intangible assets as of December 3l, 2005 is as follows:

(In thousands)

2006	$3,609
2007	3,371
2008	3,148
2009	3,146
2010	3,052
Thereafter	23,153

Total amortization expense	$39,479

The following table presents the changes in the net carrying amount of goodwill, all of which is allocated to the Company’s Broadline segment, as defined in Note 19, during 2005 and 2004:

(In thousands)

Balance as of January 3, 2004	$350,493
Goodwill acquired	4,626
Purchase accounting adjustments	(1,082)

Balance as of January 1, 2005	354,037
Goodwill acquired	2,710
Purchase accounting adjustments	(150)

Balance as of December 31, 2005	$356,597

In 2005, the Company recorded goodwill of $2.7 million related to the acquisition of certain companies in 2004 and 2002. In 2004, the Company recorded goodwill of $4.6 million related to its acquisitions of Middendorf Meat, All Kitchens, Carroll County Foods and other companies acquired. For further details on goodwill changes, see Note 4.
6. Net Earnings per Common Share
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
In October 2001, the Company issued $201.3 million aggregate principal amount of 5 1/2% subordinated convertible notes due in 2008 (the “Convertible Notes”). The calculation of diluted EPS is done on an “if-converted” basis and without conversion of the Convertible Notes. If the calculation of diluted EPS is more dilutive assuming conversion of the Convertible Notes, the after-tax interest on the Convertible Notes is added to net earnings in the numerator and the shares into which the Convertible Notes are convertible are added to the dilutive shares in the denominator. As described in Note 10, the Company redeemed the Convertible Notes on October 18, 2004. For purposes of the calculation of diluted EPS, the Convertible Notes are considered outstanding only until the redemption date. In 2004, the Convertible Notes were anti-dilutive and were not included within the computation of diluted EPS. In 2003, the Convertible Notes were dilutive and were included in the computation of diluted EPS. A reconciliation of the numerators and denominators for the basic and diluted EPS computations is as follows:

	2005			2004			2003
(In thousands, except per share	Net		Per- Share	Net		Per- Share	Net		Per- Share
amounts)	Earnings	Shares	Amount	Earnings	Shares	Amount	Earnings	Shares	Amount

Amounts reported for basic EPS	$41,764	43,233	$0.97	$26,558	46,398	$0.57	$37,803	45,583	$0.83
Effect of dilutive securities:
Stock options	—	562		—	783		—	1,311
Convertible Notes	—	—		—	—		4,622	6,108

Amounts reported for diluted EPS	$41,764	43,795	$0.95	$26,558	47,181	$0.56	$42,425	53,002	$0.80

Options to purchase approximately 1.5 million shares outstanding at December 31, 2005 were excluded from the computation of diluted EPS because of their anti-dilutive effect on EPS for 2005. The exercise prices of these options ranged from $29.40 to $41.15. Options to purchase approximately 2.8 million shares outstanding at January 1, 2005 were excluded from the computation of diluted EPS because of their anti-dilutive effect on EPS for 2004. The exercise prices of these options ranged from $25.18 to $41.15. Options to purchase approximately 604,000 shares outstanding at January 3, 2004 were excluded from the computation of diluted EPS because of their anti-dilutive effect on EPS for 2003. The exercise prices of these options ranged from $35.76 to $40.50.

7. Receivables Facility
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
The Company received $78.0 million of proceeds from the sale of the undivided interest in receivables under the Receivables Facility in 2001 and has continued to securitize its accounts receivable. Under the original terms of the Receivables Facility, the amount of the undivided interest in the receivables owned by the financial institution could not exceed $90.0 million at any one time. In June 2003, the Company increased the amount of the undivided interest in the receivables that can be owned by the financial institution to $165.0 million. In July 2003, the Company sold an incremental undivided interest in receivables under the Receivables Facility and received an additional $32.0 million of proceeds. In 2004, the Company sold an incremental undivided interest in receivables under the Receivables Facility and received an additional $20.0 million of proceeds. These proceeds were used to repay borrowings under the Company’s revolving credit facility and to fund working capital needs. In June 2005, the Company extended the term of the Receivables Facility through June 26, 2006.
At December 31, 2005, securitized accounts receivable totaled $237.1 million, including $130.0 million sold to the financial institution and derecognized from the consolidated balance sheet. Total securitized accounts receivable includes the Company’s residual interest in accounts receivable (“Residual Interest”) of $107.1 million. At January 1, 2005, securitized accounts receivable totaled $225.6 million, including $130.0 million sold to the financial institution and derecognized from the consolidated balance sheet and the Residual Interest of $95.6 million. The Residual Interest represents the Company’s retained interest in receivables held by PFG Receivables Corporation. The Residual Interest was measured using the estimated discounted cash flows of the underlying accounts receivable based on estimated collections and a discount rate approximately equivalent to the Company’s incremental borrowing rate. The loss on sale of the undivided interest in receivables of $5.2 in 2005, $2.4 million in 2004 and $1.8 million in 2003 is included in other expense, net, in the consolidated statements of earnings and represents the Company’s cost of securitizing those receivables with the financial institution.
The Company records the sale of the undivided interest in accounts receivable to the financial institution in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Accordingly, at the time the undivided interest in receivables is sold, the receivables are removed from the Company’s consolidated balance sheet. The Company records a loss on the sale of the undivided interest in these receivables, which includes a discount, based upon the receivables’ credit quality and a financing cost for the financial institution, based upon a 30-day commercial-paper rate. At December 31, 2005, the rate under the Receivables Facility was 4.74% per annum.
The key economic assumptions used to measure the Residual Interest at December 31, 2005 were a discount rate of 5.00% and an estimated life of approximately 1.5 months. At December 31, 2005, an immediate adverse change in the discount rate and estimated life of 10% and 20%, with other factors remaining constant, would reduce the fair value of the Residual Interest with a corresponding increase in the loss on sale of receivables but would not have a material impact on the Company’s consolidated financial position or results of operations.
8. Concentration of Sales and Credit Risk
Two of the Company’s Customized segment customers, Outback Steakhouse, Inc. (“Outback”) and CRBL Group, Inc. (“Cracker Barrel”), account for a significant portion of the Company’s consolidated net sales. Net sales to Outback Steakhouse accounted for approximately 13%, 14% and 13% of consolidated net sales for 2005, 2004 and 2003, respectively. Net sales to Cracker Barrel accounted for approximately 11% of consolidated net sales for each of 2005, 2004 and 2003. At December 31, 2005 and January 1, 2005, amounts receivable from Outback represented 12% and 11%, respectively, of consolidated gross trade accounts receivable. Amounts receivable from Cracker Barrel represented less than 10% of consolidated gross trade accounts receivable at both December 31, 2005 and January 1, 2005.
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
9. Property, Plant and Equipment
Property, plant and equipment as of December 31, 2005 and January 1, 2005 consisted of the following:

			Range of
(In thousands)	2005	2004	Lives

Land	$15,783	$11,359
Buildings and building improvements	216,422	151,437	15 – 39 years
Transportation equipment	11,667	13,420	7 – 12 years
Warehouse and plant equipment	49,400	45,506	3 – 10 years
Office equipment, furniture and fixtures	56,884	53,388	3 – 10 years
Leasehold improvements	2,870	3,024	Lease term
Construction-in-process	17,961	25,593

	370,987	303,727
Less: accumulated depreciation and amortization	(115,171)	(102,479)

Property, plant and equipment, net	$255,816	$201,248

10.	Long-term Debt

Long-term debt as of December 31, 2005 and January 1, 2005 consisted of the following:

(In thousands)	2005	2004

Industrial Revenue Bonds	$3,138	$3,601
Other notes payable	685	919
Credit Facility	—	210,000
Senior Notes	—	50,000

Total long-term debt	3,823	264,520
Less: current installments	(573)	(661)

Long-term debt, excluding current installments	$3,250	$263,859

Credit Facility
On October 7, 2005, the Company entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”) that provides the Company with up to $400 million in borrowing capacity, with a $100 million sublimit for letters of credit, under a senior revolving credit facility that expires on October 7, 2010 (the “Credit Facility”). The Company has the right, without the consent of the lenders, to increase the total amount of the facility to $600 million. Borrowings under the Credit Agreement bear interest, at the Company’s option, at the Base Rate (defined as the greater of the Administrative Agent’s prime rate or the overnight federal funds rate plus 0.50%) or LIBOR plus a spread of 0.50% to 1.25%. The Credit Agreement also provides for a fee ranging between 0.125% and 0.225% of unused commitments. The Credit Agreement requires the maintenance of certain financial ratios, as described in the Credit Agreement, and contains customary events of default. At December 31, 2005, the Company had no borrowings outstanding, $46.6 million of letters of credit outstanding and $353.4 million available under the Credit Facility, subject to compliance with customary borrowing conditions.
Industrial Revenue Bonds
In 1997 and 1999, prior to its acquisition by the Company, Middendorf Meat issued tax-exempt private activity revenue bonds totaling $3.7 million and $2.0 million, respectively. Payments on these bonds are due monthly through June 2011. These bonds bear interest at fixed rates of 6.69% and 7.14% per annum, respectively. At December 31, 2005, the Company had a total of $3.1 million outstanding under these bonds.

Convertible Notes
On October 18, 2004, the Company redeemed all of its $201.3 million aggregate principal amount of 5 1/2% convertible subordinated notes due in 2008. The Company paid the registered holders of the Convertible Notes the redemption price of 103.1429% of the $201.3 million principal amount of the Convertible Notes plus accrued but unpaid interest. The Company recorded a loss on the early redemption of the Convertible Notes of $10.1 million, which consisted of the redemption premium and the write-off of unamortized debt issuance costs. This loss is included in other expense, net, on the consolidated statement of earnings. The Company funded the redemption of the Convertible Notes with additional borrowings under its then existing revolving credit facility.
Senior Notes
In 1998, the Company issued $50.0 million of unsecured 6.77% Senior Notes due in May 2010 in a private placement. On June 28, 2005, the Company redeemed all of the Senior Notes with a portion of the proceeds from the sale of its fresh-cut segment.
Maturities of long-term debt are as follows:

(In thousands)

2006	$573
2007	585
2008	624
2009	667
2010	715
Thereafter	659

Total long-term debt	$3,823

11. Fair Value of Financial Instruments
For both continuing and discontinued operations, the carrying value of cash and cash equivalents, accounts receivable, outstanding checks in excess of deposits, trade accounts payable and accrued expenses approximate their fair values due to the relatively short maturities of those instruments. The carrying value of the Company’s floating-rate, long-term debt and the value of its Receivables Facility not recorded on the Company’s consolidated balance sheets approximate fair value due to the variable nature of their interest rates. The Company’s Residual Interest in the Receivables Facility is recorded using the estimated discounted cash flows of the underlying accounts receivable, based on estimated collections and a discount rate approximately equivalent to the Company’s incremental borrowing rate. Therefore, the carrying amount of the Residual Interest approximates fair value. See Note 7 for more information about the Receivables Facility. As of January 1, 2005 the Company’s fixed-rate, long-term debt consisted primarily of $50.0 million of Senior Notes. As noted in Note 10, the Senior Notes were redeemed during 2005. The Company estimated the fair value of its Senior Notes using a discounted cash flow analysis based on the market borrowing rate as of January 1, 2005, which was approximately $52.7 million. See Note 10 for additional information about the Company’s long-term debt.

12. Leases
The Company leases various warehouse and office facilities and certain equipment under long-term operating lease agreements that expire at various dates. The Company expenses lease costs, including any rent increases, rent holidays or landlord concessions, on a straight-line basis over the lease term. At December 31, 2005, the Company is obligated under non-cancelable operating lease agreements to make future minimum lease payments as follows:

(In thousands)

2006	$35,486
2007	31,334
2008	26,778
2009	22,545
2010	17,533
Thereafter	119,989

Total minimum lease payments	$253,665

Total rent expense for operating leases in 2005, 2004 and 2003 was $53.6 million, $49.8 million and $48.0 million, respectively.
The Company has residual value guarantees to its lessors under certain of its operating leases. These leases and related guarantees are discussed in Note 18. These residual value guarantees are not included in the above table of future minimum lease payments.
13. Income Taxes
Income tax expense consisted of the following:

(In thousands)	2005	2004	2003

Current:
Federal	$18,674	$13,961	$12,252
State	3,385	1,929	713

	22,059	15,890	12,965

Deferred:
Federal	3,449	1,868	9,158
State	(180)	(977)	1,083

	3,269	891	10,241

Total income tax expense	$25,328	$16,781	$23,206

The Company’s effective income tax rates for continuing operations for 2005, 2004 and 2003 were 37.8%, 38.7% and 38.0%, respectively. Actual income tax expense differs from the amount computed by applying the applicable U.S. federal corporate income tax rate of 35% to earnings before income taxes as follows:

(In thousands)	2005	2004	2003

Federal income taxes computed at statutory rate	$23,482	$15,169	$21,353
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal income tax benefit	1,820	1,228	2,070
Non-deductible expenses	224	593	734
Tax credits	(332)	(379)	(403)
Valuation allowance for deferred tax assets	139	1,076	—
Other, net	(5)	(906)	(548)

Total income tax expense	$25,328	$16,781	$23,206

Deferred income taxes are recorded based upon the tax effects of differences between the financial statement and tax bases of assets and liabilities and available tax loss and credit carry-forwards. Temporary differences and carry-forwards that created significant deferred tax assets and liabilities at December 31, 2005 and January 1, 2005, were as follows:

(In thousands)	2005	2004

Deferred tax assets:
Allowance for doubtful accounts	$2,900	$2,259
Inventories	3,198	2,930
Accrued employee benefits	5,142	5,004
Self-insurance reserves	4,766	6,060
Deferred income	1,039	1,665
Net operating loss carry-forwards	3,347	3,258
Tax credit carry-forwards	268	150
Other accrued expenses	2,750	2,066

Total gross deferred tax assets	23,410	23,392
Less: Valuation allowance	(1,215)	(1,076)

Total net deferred tax assets	22,195	22,316

Deferred tax liabilities:
Property, plant and equipment	14,870	16,345
Basis difference in intangible assets	30,928	26,762
Other	6,384	6,277

Total deferred tax liabilities	52,182	49,384

Net deferred tax liability	$29,987	$27,068

The net deferred tax liability is presented in the December 31, 2005 and January 1, 2005 consolidated balance sheets as follows:

(In thousands)	2005	2004

Current deferred tax asset	$13,412	$13,707
Non-current deferred tax liability	43,399	40,775

Net deferred tax liability	$29,987	$27,068

The state income tax credit carry-forwards expire in years 2015 through 2020. The net operating loss carry-forwards expire in years 2006 through 2025. In 2005, the Company recorded an additional valuation allowance against state net operating loss carry-forwards for $139,000. The Company believes that it is more likely than not that all remaining deferred tax assets will be realized.
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
Share Repurchase and Retirement
In August 2005, the Company purchased approximately 10.1 million shares of its common stock at a purchase price of $29.75 per share for a total purchase price, including transaction costs, of $301.2 million as a result of its modified “Dutch Auction” tender offer.

On August 24, 2005, the Company announced that its Board of Directors had authorized the repurchase of up to $100 million of its common stock in either the open market or through private transactions. As of December 31, 2005, approximately 2.1 million shares had been repurchased at prices ranging from $27.55 to $30.17, for a total purchase price of $60.5 million, including transaction costs, and approximately $39.7 million remained available to be repurchased under this program which does not have an expiration date. See Note 20 for information pertaining to the completion of this repurchase.
15. Retirement Plans
The Company sponsors the Performance Food Group Company Employee Savings and Stock Ownership Plan (the “Savings Plan”). At December 31, 2005, the Savings Plan consists of three components: a leveraged employee stock ownership plan (the “ESOP”), a defined contribution plan covering substantially all full-time employees (the “401(k) Plan”) and a profit sharing plan (the “Profit Sharing Plan”).
In 1988, the ESOP acquired approximately 3.6 million shares of the Company’s common stock from existing shareholders, financed with assets transferred from predecessor plans and the proceeds of a note payable to a commercial bank (the “ESOP Loan”). During 2003, the Company made its final loan payment on the 15-year ESOP Loan and the final allocation of shares were released from the trust. The ESOP will continue to maintain participant balances. ESOP expense recognized by the Company was equal to the principal portion of the required loan payments. Interest on the ESOP Loan was recorded as interest expense. The Company contributed approximately $542,000 to the ESOP in 2003. This amount included interest expense on the ESOP Loan of $8,000. All ESOP shares were considered outstanding for earnings-per-share calculations for all periods presented.
Employees participating in the 401(k) Plan may elect to contribute between 1% and 50% of their qualified compensation, up to a maximum dollar amount as specified by the provisions of the Internal Revenue Code. In 2005, 2004, and 2003, the Company matched employee contributions as follows: 200% of the first 1%, 100% of the next 1% and 50% of the next 2%, for a total match of 4%. A portion of this match, 50% of the first 1% of employee contributions, was made by the Company in shares of its common stock instead of in cash. Matching contributions totaled $8.4 million, $7.5 million and $7.0 million in 2005, 2004 and 2003, respectively. The Company, at the discretion of its Board of Directors, may make additional contributions to the 401(k) Plan. The Company made no discretionary contributions under the 401(k) Plan in 2005, 2004 or 2003.
In 2004, the Company added the Profit Sharing Plan to the Savings Plan. The Company makes contributions to the Profit Sharing Plan based on the Company’s performance. The Profit Sharing Plan’s requirements for eligibility, allocation methodology, and vesting requirements are structured similar to the ESOP. The contributions are at the discretion of the Board of Directors and will be made in the Company’s common stock. The Company expensed approximately $416,000 and $640,000 in 2005 and 2004, respectively, associated with this plan.
In 2004, the Company implemented a non-qualified Supplemental Executive Retirement Plan (“SERP”) covering certain key executives. Under the plan, the Company will make defined contributions to the SERP based on the participant’s qualified compensation and the Company’s performance. Annually, the Company’s Board of Directors determines the appropriate performance threshold. In 2005 and 2004, the Company recorded expense of $454,000 and $355,000, respectively, related to the SERP.
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
The 2003 Plan provides for the award of shares of common stock to officers, key employees, directors and consultants of the Company. The Company expenses stock options granted to consultants as required by SFAS No. 123. Awards under the 2003 Plan may be in the form of stock options, stock appreciation rights, restricted stock, deferred stock, stock purchase rights or other stock-based awards. Stock options granted under the 2003 Plan have an exercise price equal to the market price of the Company’s common stock at the grant date. The stock options granted under the 2003 Plan have terms of 10 years and vest four years from the date of grant. Options granted under the 2003 Plan totaled approximately 206,000, 839,000 and 50,000 in 2005, 2004 and 2003, respectively. At December 31, 2005, approximately 1,165,000 options were outstanding under the 2003 Plan, 960,000 of which were exercisable. Restricted stock is granted under the 2003 Plan at the market price at date of grant and vests four years from the date of grant. The expense associated with the restricted stock is ratably recognized over the vesting period. In 2005, approximately 225,000 restricted shares were granted at a weighted-average price of $28.20, approximately 200,000 of which are outstanding at December 31, 2005. Approximately $1.0 million of stock compensation expense was recognized in the consolidated statements of operations in 2005 for restricted stock grants. The Company has not made any grants of other stock based awards under the 2003 Plan.
The Company also sponsored the 1993 Outside Directors Stock Option Plan (the “Directors’ Plan”). A total of 210,000 shares were authorized in the Directors’ Plan. The Directors’ Plan provided for an initial grant to each non-employee member of the board of directors of 10,500 options and an annual grant of 5,000 options at the current market price on the date of grant. As discussed above, in May 2003 the Directors’ Plan was replaced by the 2003 Plan. These options have an exercise price equal to the market price of the Company’s common stock on the grant date, vest one year from the date of grant and have terms of 10 years from the grant date. At December 31, 2005, 107,000 options were outstanding under the Directors’ Plan, all of which were exercisable.
The 1993 Employee Stock Incentive Plan (the “1993 Plan”) provided for the award of up to 5,650,000 shares of common stock to officers, key employees and consultants of the Company. As discussed above, in May 2003 the 1993 Plan was replaced by the 2003 Plan. Stock options granted under the 1993 Plan have an exercise price equal to the market price of the Company’s common stock at the grant date. The stock options granted under the 1993 Plan in 2003 have terms of 10 years and vest four years from the date of grant. Stock options granted under the 1993 Plan totaled approximately 707,000 in 2003. At December 31, 2005, approximately 1,877,000 options were outstanding under the 1993 Plan, approximately 1,850,000 of which were exercisable.
On February 22, 2005, the Compensation Committee of the Company’s Board of Directors voted to accelerate the vesting of certain unvested options to purchase approximately 1.8 million shares of the Company’s common stock held by certain employees and officers under the 1993 and 2003 Plan, which had exercise prices greater than the closing price of the Company’s common stock on February 22, 2005. These options became exercisable immediately as a result of the vesting acceleration and, as a result, the Company will not be required to recognize any compensation expense associated with these option grants in future years.

A summary of the Company’s stock option activity and related information for all equity incentive plans for 2005, 2004 and 2003 is as follows:

	2005			2004		2003
			Weighted-		Weighted-		Weighted-
			Average		Average		Average
			Exercise		Exercise		Exercise
(In thousands, except per share data)	Shares		Price	Shares	Price	Shares	Price

Outstanding at beginning of year	4,311		$25.48	4,493	$21.90	4,374	$19.30
Granted(1)	206		27.82	839	34.37	757	32.04
Exercised	(535)		12.91	(691)	10.50	(403)	9.34
Canceled	(833	) (2)	31.44	(330)	30.71	(235)	27.69

Outstanding at end of year	3,149		$26.16	4,311	$25.48	4,493	$21.90

Options exercisable at end of year	2,917		$25.96	1,631	$14.19	1,259	$10.99

Weighted average fair value of options granted during the year			$13.99		$15.92		$14.41

(1)	Options granted in 2005 included approximately 168,000 options related to an annual grant, 25,000 options to directors and approximately 13,000 other options. Options granted in 2004 included 691,000 options related to an annual grant, approximately 25,000 options to directors and approximately 123,000 other options. Options granted in 2003 included approximately 658,000 options related to an annual grant, 30,000 options to directors and approximately 69,000 other options.

(2)	Includes approximately 619,000 options held by former fresh-cut associates that were cancelled subsequent to the sale of the fresh-cut segment.
The fair value of each option was estimated at the grant date using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for all stock option plan grants in 2005, 2004 and 2003, respectively: risk-free interest rates of 4.0%, 3.2% and 3.0%; expected volatilities of 38.1%, 41.6% and 42.8%; expected option lives of 8.0 years, 6.5 years and 6.0 years; and expected dividend yields of 0% in each year.
The following table summarizes information about stock options outstanding at December 31, 2005:

(Number of shares in thousands)				Options Outstanding		Options Exercisable
				Weighted-
				Average	Weighted-
			Number	Remaining	Average	Exercisable
Range of Exercise			Outstanding at	Contractual	Exercise	at	Weighted- Average
Prices			Dec. 31, 2005	Life	Price	Dec. 31, 2005	Exercise Price

$ 7.25	—	$10.32	555	2.84	$9.32	555	$9.32
10.50	—	28.02	667	5.90	20.25	475	17.20
28.08	—	31.62	823	6.32	30.09	819	30.08
31.82	—	34.18	567	7.92	33.96	536	34.03
34.38	—	41.15	537	6.50	36.66	532	36.65

$ 7.25	—	$41.15	3,149	5.94	$26.16	2,917	$25.96

Employee Stock Purchase Plan
The Company maintains the Performance Food Group Employee Stock Purchase Plan (the “Stock Purchase Plan”), which permits eligible employees to invest, through periodic payroll deductions, in the Company’s common stock at 85% of the lesser of the market price or the average market price, as defined in the plan document. The Company is authorized to issue 1,725,000 shares under the Stock Purchase Plan. Purchases under the Stock Purchase Plan are made twice a year on January 15th and on July 15th. Shares purchased under the Stock Purchase Plan totaled approximately 247,000 in 2005, 228,000 in 2004 and 256,000 in 2003. At January 14, 2006, subscriptions under the Stock Purchase Plan were outstanding for approximately 87,000 shares at $22.83 per share. The grant date weighted-average fair value of each option to purchase under the Stock Purchase Plan was estimated to be $5.24, $5.43 and $7.21 in 2005, 2004 and 2003, respectively.

17. Supplemental Cash Flow Information
Supplemental disclosures of cash flow information for 2005, 2004 and 2003 are as follows:

(In thousands)	2005	2004	2003

Cash paid during the year for:
Interest — continuing operations	$3,209	$8,718	$8,503
Interest — discontinued operations	$3,551	$8,515	$9,254

Income taxes — continuing operations	$23,829	$11,712	$23,601
Income taxes — discontinued operations	$163,332	$6,078	$12,333

Effects of companies acquired:
Fair value of assets acquired	$3,917	$4,650	$2,516
Fair value of liabilities assumed	—	(1,164)	(101)
Stock issued for acquisitions, net	—	(400)	509

Net cash paid for acquisitions	$3,917	$3,086	$2,924

18. Commitments and Contingencies
The Company’s Broadline segment had outstanding contracts and purchase orders for capital projects totaling $15.4 million at December 31, 2005. Amounts due under these Broadline contracts were not included on the Company’s consolidated balance sheet as of December 31, 2005, in accordance with generally accepted accounting principles. The Company’s Customized segment had no outstanding contracts or purchase orders for capital projects at December 31, 2005.
The Company has entered into numerous operating leases, including leases of buildings, equipment, tractors and trailers. In certain of the Company’s leases of tractors, trailers and other vehicles and equipment, the Company has provided residual value guarantees to the lessors. Circumstances that would require the Company to perform under the guarantees include either (1) the Company’s default on the leases with the leased assets being sold for less than the specified residual values in the lease agreements, or (2) the Company’s decisions not to purchase the assets at the end of the lease terms combined with the sale of the assets, with sales proceeds less than the residual value of the leased assets specified in the lease agreements. The Company’s residual value guarantees under these operating lease agreements typically range between 4% and 20% of the value of the leased assets at inception of the lease. These leases have original terms ranging from two to nine years and expiration dates ranging from 2006 to 2013. As of December 31, 2005, the undiscounted maximum amount of potential future payments under the Company’s guarantees totaled $7.4 million, which would be mitigated by the fair value of the leased assets at lease expiration. The assessment as to whether it is probable that the Company will be required to make payments under the terms of the guarantees is based upon the Company’s actual and expected loss experience. Consistent with the requirements of FASB Interpretation No. (“FIN”) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, the Company has recorded $55,000 of the $7.4 million of potential future guarantee payments on its consolidated balance sheet as of December 31, 2005.
In connection with the sale of its fresh-cut segment, the Company remained obligated on a guarantee of the future lease payments of one of the fresh-cut segment facilities that was sold to Chiquita. The Company will be required to perform under the guarantee if Chiquita defaults on its lease obligations. In connection with the sale of the fresh-cut segment to Chiquita, Chiquita assumed the Company’s obligation under the guarantee and agreed to indemnify the Company for any losses it suffers as a result of Chiquita’s failure to perform its assumed obligations. The Company estimates its maximum exposure under the guarantee obligation is $16.6 million. In addition, Chiquita has delivered a letter of credit in an initial amount of $6.7 million to the Company as security for the performance of its assumed guarantee obligations. Consistent with the requirements of FIN 45, the Company has recorded an estimated liability of $2.5 million in its consolidated financial statements as of December 31, 2005.
In March 2005, two of the Company’s shareholders filed separate derivative lawsuits against its individual directors and three members of its senior management in the Circuit Court for the City of Richmond, Virginia, alleging breaches of fiduciary duties arising out of a general failure to implement appropriate financial controls and seeking unspecified damages. The Company is also named as a nominal defendant in the lawsuits. The Company intends to vigorously defend itself and its directors and senior managers against these suits. The Company currently believes these lawsuits will not have a material adverse effect on its financial condition or results of operations.
In November 2003, certain of the former shareholders of PFG — Empire Seafood, a wholly owned subsidiary which the Company acquired in 2001, brought a lawsuit against the Company in the Circuit Court, Eleventh Judicial Circuit in Dade

County, seeking unspecified damages and alleging breach of their employment and earnout agreements. Additionally, they seek to have their non-compete agreements declared invalid. The Company intends to vigorously defend itself and have asserted counterclaims against the former shareholders. The Company currently believes that this lawsuit will not have a material adverse effect on the Company’s financial condition or results of operations.
From time to time, the Company is involved in various legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not have a material adverse effect on the Company’s financial condition or results of operations.
19. Segment Information
The Company markets and distributes food and non-food products to customers in the foodservice, or “food-away-from-home,” industry. The Company has aggregated its subsidiaries into two segments, as defined by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, based upon their respective economic characteristics. The Broadline segment markets and distributes food and non-food products to both street and chain customers. The Customized segment services family and casual dining chain restaurants nationwide and internationally. As discussed in Note 3, the sale of the Company’s fresh-cut segment was completed in the 2005 second quarter and, as such, it is accounted for as a discontinued operation. The accounting policies of the segments are the same as those described in Note 2. Inter-segment sales represent sales between the segments, which are eliminated in consolidation.

			Corporate &
(In thousands)	Broadline	Customized	Inter-segment	Consolidated

2005
Net external sales	$3,480,793	$2,240,579	$—	$5,721,372
Inter-segment sales	653	223	(876)	—
Total sales	3,481,446	2,240,802	(876)	5,721,372
Operating profit	76,789	24,981	(31,292)	70,478
Interest expense (income)	16,998	2,963	(16,715)	3,246
Loss (gain) on sale of receivables	7,832	2,849	(5,525)	5,156
Depreciation	13,172	5,174	4,472	22,818
Amortization	3,562	—	—	3,562
Capital expenditures	25,069	48,252	4,255	77,576

2004
Net external sales	$3,120,500	$2,052,578	$—	$5,173,078
Inter-segment sales	806	302	(1,108)	—
Total sales	3,121,306	2,052,880	(1,108)	5,173,078
Operating profit	70,196	21,538	(28,054)	63,680
Interest expense (income)	12,366	747	(4,839)	8,274
Loss (gain) on sale of receivables	7,845	2,596	(8,020)	2,421
Depreciation	13,457	4,355	3,558	21,370
Amortization	3,626	—	—	3,626
Capital expenditures	15,089	20,770	4,776	40,635

2003
Net external sales	$2,804,921	$1,797,871	$—	$4,602,792
Inter-segment sales	1,056	348	(1,404)	—
Total sales	2,805,977	1,798,219	(1,404)	4,602,792
Operating profit	69,664	19,704	(17,043)	72,325
Interest expense (income)	13,599	325	(4,079)	9,845
Loss (gain) on sale of receivables	5,674	2,182	(6,091)	1,765
Depreciation	14,038	3,741	2,134	19,913
Amortization	3,793	—	—	3,793
Capital expenditures	32,250	21,577	3,146	56,973

Total assets by reportable segment and reconciliation to the consolidated balance sheets are as follows:

(In thousands)	2005	2004

Broadline	$848,996	$830,421
Customized	250,397	176,827
Corporate & Intersegment	202,782	152,006
Discontinued operations	10,115	668,511

Total assets	$1,312,290	$1,827,765

The sales mix for the Company’s principal product and service categories is as follows (unaudited):

(In thousands)	2005	2004	2003

Center-of-the-plate	$2,393,658	$2,171,304	$1,817,859
Canned and dry groceries	1,006,854	911,691	932,961
Frozen foods	981,013	864,829	708,102
Refrigerated and dairy products	576,908	537,363	511,718
Paper products and cleaning supplies	417,375	360,590	347,157
Produce	198,337	184,255	179,345
Procurement, merchandising and other services	107,115	93,130	70,995
Equipment and supplies	40,112	49,916	34,655

Total	$5,721,372	$5,173,078	$4,602,792

20. Subsequent Events
In February 2006, the Company completed its plan to repurchase up to $100 million of its common stock in either the open market or through private transactions. During 2006, 1.5 million additional shares were repurchased at prices ranging from $25.93 to $29.61, for a total purchase price of $39.6 million, including transaction costs.

Report of Independent Registered Public Accounting Firm
The Board of Directors
Performance Food Group Company:
Under date of March 6, 2006, we reported on the consolidated balance sheets of Performance Food Group Company and subsidiaries (the Company) as of December 31, 2005 and January 1, 2005, and the related consolidated statements of earnings, shareholders’ equity and cash flows for each of the fiscal years in the three-year period ended December 31, 2005, which report appears in the December 31, 2005 annual report on Form 10-K of Performance Food Group Company. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule included herein. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.
In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material aspects, the information set forth therein.

/s/ KPMG LLP

Richmond, Virginia
March 6, 2006

PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

				Ending
(In thousands)	Beginning Balance	Additions	Deductions(1)	Balance

Allowance for Doubtful Accounts

January 3, 2004	$11,406	$4,248	$9,698	$5,956

January 1, 2005	5,956	7,793	5,067	8,682

December 31, 2005	8,682	8,415	9,278	7,819

(1)	For the year ended January 3, 2004, deductions included accounts receivable write-offs, net of recoveries, of $4.4 million and purchase accounting reversals to goodwill of $5.3 million.