Form 10-Q
period 2006-07-01
PERFORMANCE FOOD GROUP CO
filed 2006-08-07
CIK 908254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended July 1, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ___to ___
Commission File No.: 0-22192
PERFORMANCE FOOD GROUP COMPANY
(Exact name of registrant as specified in its charter)

Tennessee (State or other jurisdiction of	54-0402940 (I.R.S. employer identification number)
incorporation of organization)

12500 West Creek Parkway	23238
Richmond, Virginia	(Zip Code)
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
☒ Yes             ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
☒ Large accelerated filer             ☐ Accelerated filer             ☐ Non-accelerated filer
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes             ☒ No
As of August 2, 2006, 34,816,247 shares of the issuer’s common stock were outstanding.

Review Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Performance Food Group Company:
We have reviewed the accompanying condensed consolidated balance sheet of Performance Food Group Company and subsidiaries (the Company) as of July 1, 2006, the related condensed consolidated statements of earnings for the three-month and six-month periods ended July 1, 2006 and July 2, 2005 and the condensed consolidated statements of cash flows for the six month periods ended July 1, 2006 and July 2, 2005. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
/s/ KPMG LLP
Richmond, Virginia
August 4, 2006

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(In thousands)	July 1, 2006	December 31, 2005

Assets
Current assets:
Cash and cash equivalents	$98,658	$99,461
Accounts receivable, net, including retained interest in securitized receivables	186,830	190,481
Inventories	283,881	303,073
Other current assets	28,554	29,188
Current assets of discontinued operations (Note 3)	3,108	10,115

Total current assets	601,031	632,318
Goodwill, net	356,597	356,597
Property, plant and equipment, net	268,813	255,816
Other intangible assets, net	49,346	51,213
Other assets	17,439	16,346

Total assets	$1,293,226	$1,312,290

Liabilities and Shareholders’ Equity
Current liabilities:
Outstanding checks in excess of deposits	$93,110	$100,335
Current installments of long-term debt	572	573
Trade accounts payable	256,195	258,791
Other current liabilities	126,590	122,885
Current liabilities of discontinued operations (Note 3)	5,811	6,540

Total current liabilities	482,278	489,124
Long-term debt, excluding current installments	2,961	3,250
Deferred income taxes	44,441	43,399

Total liabilities	529,680	535,773
Shareholders’ equity	763,546	776,517

Total liabilities and shareholders’ equity	$1,293,226	$1,312,290

See accompanying notes to unaudited condensed consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings (Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005

Net sales	$1,448,027	$1,456,735	$2,917,520	$2,879,542
Cost of goods sold	1,254,824	1,267,343	2,537,063	2,510,234

Gross profit	193,203	189,392	380,457	369,308
Operating expenses	171,673	167,441	348,205	337,931

Operating profit	21,530	21,951	32,252	31,377

Other income (expense), net:
Interest income	390	377	862	502
Interest expense	(370)	(1,540)	(724)	(2,513)
Loss on sale of receivables	(1,862)	(1,235)	(3,499)	(2,241)
Other, net	66	264	153	303

Other expense, net	(1,776)	(2,134)	(3,208)	(3,949)

Earnings from continuing operations before income taxes	19,754	19,817	29,044	27,428
Income tax expense from continuing operations	7,586	7,571	11,202	10,499

Earnings from continuing operations, net of tax	12,168	12,246	17,842	16,929

Earnings from discontinued operations, net of tax	—	10,591	—	19,603
Gain (loss) on sale of fresh-cut segment, net of tax	13	180,958	(18)	180,958

Total earnings (loss) from discontinued operations	13	191,549	(18)	200,561

Net earnings	$12,181	$203,795	$17,824	$217,490

Weighted average common shares outstanding:
Basic	34,191	46,955	34,298	46,913
Diluted	34,797	47,608	34,858	47,505
Basic earnings per common share:
Continuing operations	$0.36	$0.26	$0.52	$0.36

Discontinued operations	—	0.23	—	0.42
Gain on sale of fresh-cut segment	—	3.85	—	3.86

Total earnings from discontinued operations	—	4.08	—	4.28

Net earnings	$0.36	$4.34	$0.52	$4.64

Diluted earnings per common share:
Continuing operations	$0.35	$0.26	$0.51	$0.36

Discontinued operations	—	0.22	—	0.41
Gain on sale of fresh-cut segment	—	3.80	—	3.81

Total earnings from discontinued operations	—	4.02	—	4.22

Net earnings	$0.35	$4.28	$0.51	$4.58

See accompanying notes to unaudited condensed consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
(In thousands)	July 1, 2006	July 2, 2005
		(Revised-See Note 3)

Cash flows from operating activities of continuing operations:
Earnings from continuing operations	$17,842	$16,929
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	12,310	11,223
Amortization	1,706	1,811
Stock compensation expense	2,329	314
Deferred income taxes	(1,668)	829
Tax benefit on exercise of equity awards	—	476
Other	62	364
Change in operating assets and liabilities, net	26,203	87,144

Net cash provided by operating activities of continuing operations	58,784	119,090

Cash flows from investing activities of continuing operations:
Purchases of property, plant and equipment	(25,501)	(38,359)
Net cash paid for acquisitions	—	(1,255)
Proceeds from sale of property, plant and equipment	272	92

Net cash used in investing activities of continuing operations	(25,229)	(39,522)

Cash flows from financing activities of continuing operations:
Decrease in outstanding checks in excess of deposits	(7,225)	(49,108)
Net payments on revolving credit facility	—	(210,000)
Principal payments on long-term debt	(290)	(388)
Proceeds from employee stock option, incentive and purchase plans	5,022	4,078
Tax benefit on exercise of equity awards	1,492	—
Repurchase of common stock	(39,617)	—

Net cash used in financing activities of continuing operations	(40,618)	(255,418)

Cash used in continuing operations	(7,063)	(175,850)

Cash provided by discontinued operations:
Cash provided by operating activities of discontinued operations	6,278	8,633
Cash (used in) provided by investing activities of discontinued operations	(18)	757,594
Cash provided by financing activities of discontinued operations	—	4,359

Total cash provided by discontinued operations	6,260	770,586

Net (decrease) increase in cash and cash equivalents	(803)	594,736
Cash and cash equivalents, beginning of period	99,461	52,322

Cash and cash equivalents, end of period	$98,658	$647,058

See accompanying notes to unaudited condensed consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

  1.  Basis of Presentation
The accompanying condensed consolidated financial statements of Performance Food Group Company and subsidiaries (the “Company”) as of July 1, 2006 and for the three month and six month periods ended July 1, 2006 and July 2, 2005 are unaudited. The unaudited December 31, 2005 condensed consolidated balance sheet was derived from the audited consolidated balance sheet included in the Company’s latest Annual Report on Form 10-K. The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and Rule 10-01 of Regulation S-X.
In the opinion of management, the unaudited condensed consolidated financial statements contained in this report reflect all adjustments, consisting of only normal recurring accruals, which are necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. References in this Form 10-Q to the 2006 and 2005 quarters and periods refer to the fiscal three month and six month periods ended July 1, 2006 and July 2, 2005, respectively. These unaudited condensed consolidated financial statements, note disclosures and other information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K.
In the second quarter of 2005, the Company sold all of its stock in the subsidiaries that comprised its fresh-cut segment to Chiquita Brands International, Inc. (“Chiquita”). In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), depreciation and amortization were discontinued beginning February 23, 2005, the day after the Company entered into a definitive agreement to sell its fresh-cut segment. Accordingly, unless otherwise noted, all amounts presented in the accompanying consolidated financial statements, including all note disclosures, contain only information related to the Company’s continuing operations. See Note 3 for additional discontinued operations disclosures.
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
Inventories
The Company’s inventories consist of food and non-food products. The Company values inventories at the lower of cost or market using the first-in, first-out method. At July 1, 2006 and December 31, 2005, the Company’s inventory balances of $283.9 million and $303.1 million, respectively, consisted primarily of finished goods. Costs in inventory include the purchase price of the product and freight charges to deliver the product to the Company’s warehouses. The Company maintains reserves for slow-moving, excess and obsolete inventories. These reserves are based upon category, inventory age, specifically identified items and overall economic conditions.

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
Recently Issued Accounting Pronouncements
In March 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 156, Accounting for Servicing of Financial Assets (“SFAS No. 156”). SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations and requires all separately recognized servicing assets and liabilities to be initially measured at fair value, if practicable. SFAS No. 156 will be effective for the Company’s 2007 fiscal year. The Company does not expect SFAS No. 156 to have a material impact on its consolidated financial position or results of operations.
In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109. FIN No. 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file income tax returns in a particular jurisdiction. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of application of FIN No. 48, these will be accounted for as an adjustment to retained earnings. The Company will adopt the provisions of FIN No. 48 in its first fiscal quarter of 2007 and is currently assessing the impact of FIN No. 48 on its consolidated financial position and results of operations.
  3.   Discontinued Operations
In the second quarter of 2005, the Company sold all its stock in the subsidiaries that comprised its fresh-cut segment to Chiquita for $860.6 million and recorded a net gain of approximately $186.9 million, net of approximately $76.2 million in net tax expense. Of the net gain, approximately $5.9 million represents post closing adjustments primarily related to final tax basis calculations. In accordance with SFAS No. 144, depreciation and amortization were discontinued beginning February 23, 2005, the day after the Company entered into a definitive agreement to sell its fresh-cut segment. During the 2006 quarter and period, the net gain on sale was increased by $13,000 of tax benefit and decreased by $18,000, respectively. The $18,000 decrease during the period was comprised of: (1) approximately $204,000 returned to the Company as a result of the finalization of the working capital adjustment related to the closing financial statements of the fresh-cut segment, and (2) additional tax expense of $222,000, primarily resulting from the reconciliation of permanent differences in connection with the final tax filings and the tax expense associated with the finalization of the working capital adjustment, as discussed above.
Earnings from discontinued operations for the 2005 quarter and period, excluding the gain on sale, were $10.6 million and $19.6 million, respectively, net of tax expense of $7.5 million and $13.1 million, respectively. In accordance with Emerging Issues Task Force No. 87-24, Allocation of Interest to Discontinued Operations, the Company allocated to discontinued operations certain interest expense on debt that was required to be repaid as a result of the sale and a portion of interest expense associated with the Company’s revolving credit facility and subordinated convertible notes. The allocation percentage was calculated based on the ratio of net assets of the discontinued operations to consolidated net assets. Interest expense allocated to discontinued operations in the 2005 quarter and period totaled $1.3 million and $3.2 million, respectively.

The Company has revised its presentation of the 2005 condensed consolidated statement of cash flows by separately disclosing the operating, investing and financing portions of the cash flows attributable to its discontinued operations, which were reported on a combined basis as a single amount in its 2005 Form 10-Q for the period ended July 2, 2005. The assets and liabilities of the discontinued fresh-cut segment reflected on the consolidated balance sheets at July 1, 2006 and December 31, 2005 were comprised of the following:

(In thousands)	July 1, 2006	December 31, 2005

Assets
Accounts receivable, net	$1,283	$8,229
Deferred income taxes	1,825	1,886

Total assets	$3,108	$10,115

Liabilities
Other current liabilities	$5,811	$6,540

Total liabilities	$5,811	$6,540

The net sales and earnings before income taxes of the Company’s discontinued operations were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005

Net sales	$—	$266,679	$—	$510,987

Earnings before income taxes	$—	$279,793	$204	$294,401

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
A reconciliation of the basic and diluted EPS computations is as follows:

	2006 Quarter			2005 Quarter
(In thousands, except per share amounts)	Earnings	Shares	Per-Share Amount	Earnings	Shares	Per-Share Amount

Basic EPS — continuing operations	$12,168	34,191	$0.36	$12,246	46,955	$0.26
Dilutive effect of equity awards	—	606	—	—	653	—

Diluted EPS — continuing operations	$12,168	34,797	$0.35	$12,246	47,608	$0.26

Options to purchase approximately 1.6 million shares that were outstanding at July 1, 2006 were excluded from the computation of diluted shares because of their anti-dilutive effect on EPS for the 2006 quarter.

The exercise price of these options ranged from $31.25 to $41.15. Options to purchase approximately 2.8 million shares that were outstanding at July 2, 2005 were excluded from the computation of diluted shares because of their anti-dilutive effect on EPS for the 2005 quarter. The exercise prices of these options ranged from $28.02 to $41.15.

	2006 Period			2005 Period
(In thousands, except per share amounts)	Earnings	Shares	Per-Share Amount	Earnings	Shares	Per-Share Amount

Basic EPS — continuing operations	$17,842	34,298	$0.52	$16,929	46,913	$0.36
Dilutive effect of stock options	—	560	—	—	592	—

Diluted EPS — continuing operations	$17,842	34,858	$0.51	$16,929	47,505	$0.36

  6.  Stock Based Compensation
Prior to January 1, 2006, the Company accounted for its stock incentive plans and the Performance Food Group Employee Stock Purchase Plan (the “Stock Purchase Plan”) using the intrinsic value method of accounting provided under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), under which no compensation expense was recognized for stock option grants and issuances of stock pursuant to the Stock Purchase Plan. Share-based compensation was a pro forma disclosure in the financial statement footnotes and continues to be provided for periods prior to fiscal 2006.
Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”), using the modified-prospective transition method. Under this transition method, compensation cost recognized in fiscal 2006 includes: 1) compensation cost for all share-based payments granted through December 31, 2005, but for which the requisite service period had not been completed as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and 2) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Results for the prior year quarter and period have not been restated.
On February 22, 2005, the Compensation Committee of the Company’s Board of Directors voted to accelerate the vesting of certain unvested options to purchase approximately 1.8 million shares of the Company’s common stock held by certain employees and officers under the 1993 Employee Stock Incentive Plan (the “1993 Plan”) and the 2003 Equity Incentive Plan (the “2003 Plan”), which had exercise prices greater than the closing price of the Company’s common stock on February 22, 2005. These options were accelerated such that upon the adoption of SFAS 123(R), effective January 1, 2006, the Company would not be required to incur any compensation cost related to the accelerated options. The Company believes this decision was in the best interest of the Company and its shareholders. This acceleration resulted in the Company not being required to recognize any compensation cost in its consolidated statement of earnings for the fiscal year ended December 31, 2005, as all stock options that were accelerated had exercise prices that were greater than the market price of the Company’s common stock on the date of modification; however, the Company was required to recognize all unvested compensation cost in its pro forma SFAS 123 disclosure in the period of acceleration. The pro forma expense of the acceleration was approximately $7.3 million, net of tax, which represents all future compensation expense of the accelerated stock options on February 22, 2005, the date of modification.
The Company provides compensation benefits to employees and non-employee directors under several share-based payment arrangements, including the 2003 Plan and the Stock Purchase Plan.

Stock Option and Incentive Plans
In May 2003, the 2003 Plan was approved by shareholders. The 2003 Plan replaced the 1993 Plan and the Directors’ Plan, defined below. The 2003 Plan set aside approximately 2,325,000 shares of the Company’s common stock, including an aggregate of approximately 125,000 shares carried over from the 1993 Plan and the Directors’ Plan, defined below.
The 2003 Plan provides for the award of shares of common stock to officers, key employees, directors and consultants of the Company. Awards under the 2003 Plan may be in the form of stock options, stock appreciation rights, restricted stock, deferred stock, stock purchase rights or other stock-based awards. Stock options granted under the 2003 Plan have an exercise price equal to the market price of the Company’s common stock at the date of grant. The stock options granted under the 2003 Plan have terms of 10 years and vest four years from the date of grant. At July 1, 2006, approximately 1,293,000 options were outstanding under the 2003 Plan, approximately 967,000 of which were exercisable. Restricted stock is granted under the 2003 Plan and vests four years from the date of grant. Approximately 438,000 and 192,000 shares of restricted stock were issued but unvested at July 1, 2006 and July 2, 2005, respectively. The expense associated with options and restricted stock is recognized ratably over the vesting period, less expected forfeitures. Approximately $0.3 million of stock compensation expense was recognized in the condensed consolidated statements of earnings in the 2006 quarter for option grants and $0.8 million and $0.3 million in the 2006 and 2005 quarters, respectively, for restricted stock grants. Approximately $0.6 million of stock compensation expense was recognized in the condensed consolidated statements of earnings in the 2006 period for option grants and $1.0 million and $0.3 million in the 2006 and 2005 periods, respectively, for restricted stock grants. The Company has not made any grants of other stock based awards under the 2003 Plan.
The Company also sponsored the 1993 Outside Directors Stock Option Plan (the “Directors’ Plan”). A total of 210,000 shares were authorized for issuance under the Directors’ Plan. The Directors’ Plan provided for an initial grant to each non-employee member of the board of directors of 10,500 options and an annual grant of 5,000 options at the current market price on the date of grant. As discussed above, in May 2003 the Directors’ Plan was replaced by the 2003 Plan. Options granted under the Directors’ Plan have an exercise price equal to the market price of the Company’s common stock on the grant date, vest one year from the date of grant and have terms of 10 years from the grant date. At July 1, 2006, approximately 101,000 options were outstanding under the Directors’ Plan, all of which were exercisable.
The 1993 Plan provided for the award of up to 5,650,000 shares of common stock to officers, key employees and consultants of the Company. As discussed above, in May 2003 the 1993 Plan was replaced by the 2003 Plan. Stock options granted under the 1993 Plan have an exercise price equal to the market price of the Company’s common stock at the grant date. The stock options granted under the 1993 Plan have terms of 10 years and vest four years from the date of grant. At July 1, 2006, approximately 1,585,000 options were outstanding under the 1993 Plan, approximately 1,560,000 of which were exercisable.

A summary of the Company’s stock option activity for the 2006 period is as follows:

	2006
		Weighted Average
		Exercise
(In thousands, except per share data)	Shares	Price

Outstanding at beginning of period	3,149	$26.16
Granted	157	31.25
Exercised	(250)	12.29
Canceled	(77)	32.05

Outstanding at end of period	2,979	$27.46

Vested or expected to vest at end of period(1)	2,959	$27.44

Options exercisable at end of period	2,628	$27.15

(1)Total outstanding less expected forfeitures.
At July 1, 2006, the weighted average remaining contractual term for stock options vested or expected to vest and stock options exercisable was 5.9 and 5.5 years, respectively. At July 1, 2006, the aggregate intrinsic value for stock options vested or expected to vest and stock options exercisable was $14.5 million and $14.1 million, respectively. Stock options exercised during the 2006 and 2005 quarters had total intrinsic values of $2.8 million and $0.7 million, respectively. Stock options exercised during the 2006 and 2005 periods had total intrinsic values of $4.1 million and $1.2 million, respectively.
A summary of the Company’s restricted stock activity for the 2006 period is as follows:

	2006
		Weighted Average
		Grant Date
(In thousands, except per share data)	Shares	Fair Value

Non-vested at beginning of period	199	$28.19
Awarded	259	31.21
Vested	(10)	28.37
Forfeited	(10)	29.11

Non-vested at end of period	438	$29.95

The fair value of each option award is estimated as of the date of grant using a Black-Scholes option pricing model. Expected volatility is based on historical volatility of the Company’s stock. The Company utilizes historical data to estimate expected terms of stock options; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The weighted average assumptions for the periods indicated were as follows:

	2006	2005
Dividend yield	0%	0%
Expected volatility	38.5%	38.1%
Risk-free interest rate	4.9%	4.0%
Expected term	8.3 years	8.0 years
Weighted average grant date fair value of stock options	$16.71	$11.38
Weighted average grant date fair value of restricted stock	$31.21	$28.38
Employee Stock Purchase Plan
The Company maintains the Stock Purchase Plan, which permits eligible employees to invest, through periodic payroll deductions, in the Company’s common stock at 85% of the lesser of the market price or the average market price, as defined in the plan document. The Company is authorized to issue 1,725,000 shares under the Stock Purchase Plan, of which approximately 499,000 shares remained available at July 1, 2006. Purchases under the Stock Purchase Plan are made twice a year on January 15th and July 15th. Shares purchased under the Stock Purchase Plan totaled approximately 87,000 and 122,000 during the 2006 and 2005 periods, respectively. The grant date weighted average fair value of each option to purchase under the Stock Purchase Plan was estimated to be $4.38 and $3.93 during the 2006 and 2005 periods, respectively. Approximately $0.4 million and $0.7 million of stock compensation expense were recognized in the condensed consolidated statement of earnings in the 2006 quarter and period, respectively, for the Stock Purchase Plan.
All Share-Based Compensation Plans
The total share-based compensation cost recognized in operating expenses in the condensed consolidated statements of earnings in the 2006 and 2005 quarters was $1.5 million and $0.3 million, respectively, and $2.3 million and $0.3 million in the 2006 and 2005 periods, respectively, which represents the expense associated with our stock options, restricted stock and shares purchased under the Stock Purchase Plan.
At July 1, 2006, there was approximately $4.2 million and $9.5 million of total unrecognized compensation cost related to unvested stock options and restricted stock, respectively, which will be recognized over the remaining weighted average vesting periods of 3.4 and 3.3 years, respectively.
Pro Forma Net Earnings
The following table provides pro forma net earnings and earnings per share had the Company applied the fair value method of SFAS 123 for the 2005 quarter and period:

(In thousands)	2005 Quarter	2005 Period

Net earnings, as reported	$203,795	$217,490
Add: Stock-based compensation included in current period net earnings, net of related tax effects	182	194
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects (includes approximately $7.3 million in the 2005 period related to the accelerated vesting of certain awards)	(652)	(9,101)

Pro forma net earnings	$203,325	$208,583

Net earnings per common share:
Basic — as reported	$4.34	$4.64
Basic — pro forma	$4.33	$4.45
Diluted — as reported	$4.28	$4.58
Diluted — pro forma	$4.27	$4.41

As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s earnings before income taxes and net earnings for the 2006 quarter were $0.7 million and $0.5 million lower, respectively, than if the Company had continued to account for share-based compensation under APB 25. The Company’s earnings before income taxes and net earnings for the 2006 period were $1.3 million and $0.8 million lower, respectively, than if the Company had continued to account for share-based compensation under APB 25. Basic and diluted earnings from continuing operations per share for the 2006 quarter would have been $0.37 and $0.36, respectively, if the Company had not adopted SFAS 123(R), compared to reported basic and diluted earnings from continuing operations per share of $0.36 and $0.35, respectively. Basic and diluted earnings from continuing operations per share for the 2006 period would have been $0.54 and $0.53, respectively, if the Company had not adopted SFAS 123(R), compared to reported basic and diluted earnings from continuing operations per share of $0.52 and $0.51, respectively.
The adoption of SFAS 123(R) resulted in a modification of the treasury stock method calculation utilized to compute the dilutive effect of stock options. Under SFAS 123(R), the amount of compensation cost attributed to future services and not yet recognized and the amount of tax benefits that would be credited to shareholders’ equity assuming exercise of outstanding stock options is included in the determination of proceeds under the treasury stock method.
Prior to the adoption of SFAS 123(R), in accordance with SFAS No. 95, Statement of Cash Flows, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the condensed consolidated statement of cash flows. In accordance with the requirements of SFAS 123(R), the Company began presenting the tax benefit in excess of the tax benefit related to the compensation cost incurred as financing activities in the condensed consolidated statement of cash flows during the 2006 period.
  7.   Receivables Facility
In July 2001, the Company entered into a receivables purchase facility (the “Receivables Facility”), under which PFG Receivables Corporation, a wholly owned, special-purpose subsidiary, sold an undivided interest in certain of the Company’s trade receivables. PFG Receivables Corporation was formed for the sole purpose of buying receivables generated by certain of the Company’s operating units and selling an undivided interest in those receivables to a financial institution. Under the Receivables Facility, certain of the Company’s operating units sell a portion of their accounts receivable to PFG Receivables Corporation, which in turn, subject to certain conditions, may from time to time sell an undivided interest in these receivables to a financial institution. The Company’s operating units continue to service the receivables on behalf of the financial institution at estimated market rates. Accordingly, the Company has not recognized a servicing asset or liability. In June 2006, the Company extended the term of the Receivables Facility through June 25, 2007.

At July 1, 2006, securitized accounts receivable totaled $236.5 million, including $130.0 million sold to the financial institution and derecognized from the condensed consolidated balance sheet. Total securitized accounts receivable includes the Company’s residual interest in accounts receivable (“Residual Interest”) of $106.5 million. At December 31, 2005, securitized accounts receivable totaled $237.1 million, including $130.0 million sold to the financial institution and derecognized from the consolidated balance sheet, and including Residual Interest of $107.1 million. The Residual Interest represents the Company’s retained interest in receivables held by PFG Receivables Corporation. The Residual Interest was measured using the estimated discounted cash flows of the underlying accounts receivable, based on estimated collections and a discount rate approximately equivalent to the Company’s incremental borrowing rate. The loss on sale of the undivided interest in receivables of $1.9 million and $1.2 million in the 2006 and 2005 quarters, respectively, and $3.5 million and $2.2 million in the 2006 and 2005 periods, respectively, is included in other expense, net, in the condensed consolidated statements of earnings and represents the Company’s cost of securitizing those receivables with the financial institution.
The Company records the sale of the undivided interest in accounts receivable to the financial institution in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Accordingly, at the time the undivided interest in receivables is sold, the receivables are removed from the Company’s consolidated balance sheet. The Company records a loss on the sale of the undivided interest in these receivables, which includes a discount, based upon the receivables’ credit quality, and a financing cost for the financial institution, based upon a 30-day commercial paper rate. At July 1, 2006, the rate under the Receivables Facility was 5.61% per annum.
The key economic assumptions used to measure the Residual Interest at July 1, 2006 were a discount rate of 6.00% and an estimated life of approximately 1.5 months. At July 1, 2006, an immediate adverse change in the discount rate and estimated life of 10% and 20%, with other factors remaining constant, would reduce the fair value of the Residual Interest, with a corresponding increase in the loss on sale of receivables, but would not have a material impact on the Company’s consolidated financial condition or results of operations .
  8.  Goodwill and Other Intangible Assets
The following table presents details of the Company’s intangible assets as of July 1, 2006 and December 31, 2005:

	As of July 1, 2006			As of December 31, 2005
	Gross Carrying	Accumulated		Gross Carrying	Accumulated
(In thousands)	Amount	Amortization	Net	Amount	Amortization	Net

Intangible assets with definite lives:
Customer relationships	$32,859	$11,000	$21,859	$32,859	$9,875	$22,984
Trade names and trademarks	17,228	3,167	14,061	17,228	2,797	14,431
Deferred financing costs	3,570	2,167	1,403	3,573	2,008	1,565
Non-compete agreements	3,353	3,064	289	3,353	2,854	499

Total intangible assets with definite lives	$57,010	$19,398	$37,612	$57,013	$17,534	$39,479

Intangible assets with indefinite lives:
Goodwill*	$368,623	$12,026	$356,597	$368,623	$12,026	$356,597
Trade names*	11,869	135	11,734	11,869	135	11,734

Total intangible assets with indefinite lives	$380,492	$12,161	$368,331	$380,492	$12,161	$368,331

*Amortization was recorded before the Company’s adoption of SFAS No. 142, Goodwill and Other Intangible Assets.
The Company recorded amortization expense of $0.9 million and $1.1 million in the 2006 and 2005 quarters, respectively, and $1.9 million and $2.2 million in the 2006 and 2005 periods, respectively. These amounts included amortization of debt issuance costs of approximately $0.1 million and $0.2 million in the

2006 and 2005 quarters, respectively, and $0.2 million and $0.4 million in the 2006 and 2005 periods, respectively. The estimated future amortization expense on intangible assets as of July 1, 2006 is as follows:

(In thousands)	Amount

2006 (remaining quarters)	$1,752
2007	3,356
2008	3,148
2009	3,146
2010	3,056
2011	2,791
Thereafter	20,363

Total amortization expense	$37,612

  9.  Share Repurchase and Retirement
In 2005, with the proceeds generated from the sale of its former fresh-cut segment, the Company repurchased approximately 12.2 million shares of its common stock at prices ranging from $27.55 to $30.17, for a total purchase price of $361.7 million, including transaction costs.
During the first quarter of 2006, the Company completed purchases under its $100 million repurchase program announced in August 2005, resulting in the repurchase of 1.5 million additional shares of its common stock at prices ranging from $25.93 to $29.61, for a total purchase price of $39.6 million, including transaction costs.
10.   Commitments and Contingencies
At July 1, 2006, the Company’s Broadline and Customized segments had outstanding purchase orders for capital projects totaling $26.7 million and $0.1 million, respectively. Amounts due under these contracts were not included on the Company’s condensed consolidated balance sheet as of July 1, 2006, in accordance with generally accepted accounting principles.
The Company has entered into numerous operating leases, including leases of buildings, equipment, tractors and trailers. In certain of the Company’s leases of tractors, trailers and other vehicles and equipment, the Company has provided residual value guarantees to the lessors. Circumstances that would require the Company to perform under the guarantees include either (1) the Company’s default on the leases with the leased assets being sold for less than the specified residual values in the lease agreements, or (2) the Company’s decision not to purchase the assets at the end of the lease terms combined with the sale of the assets, with sale proceeds less than the residual value of the leased assets specified in the lease agreements. The Company’s residual value guarantees under these operating lease agreements typically range between 4% and 20% of the value of the leased assets at inception of the lease. These leases have original terms ranging from two to eight years and expiration dates ranging from 2006 to 2013. As of July 1, 2006, the undiscounted maximum amount of potential future payments under the Company’s guarantees totaled $7.3 million, which would be mitigated by the fair value of the leased assets at lease expiration. The assessment as to whether it is probable that the Company will be required to make payments under the terms of the guarantees is based upon the Company’s actual and expected loss experience. Consistent with the requirements of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees of Indebtedness of Others (“FIN 45”), the Company has recorded $80,000 of the $7.3 million of potential future guarantee payments on its condensed consolidated balance sheet as of July 1, 2006.
In connection with the sale of its fresh-cut segment, the Company remained obligated on a guarantee of the future lease payments of one of the fresh-cut segment facilities that was sold to Chiquita. The Company will be required to perform under the guarantee if Chiquita defaults on its lease obligations. In connection with the sale of the fresh-cut segment to Chiquita, Chiquita assumed the Company’s obligation under the guarantee and agreed to indemnify the Company for any losses it suffers as a result of Chiquita’s failure to perform its assumed obligations. The Company estimates its maximum exposure under the guarantee obligation is $15.5 million. In addition, Chiquita has delivered a letter of credit in an initial amount of $6.7 million to the Company as a security for the performance of its assumed guarantee obligations. Consistent with the requirements of FIN 45, the Company has recorded an estimated liability of $2.5 million in its condensed consolidated balance sheet as of July 1, 2006.
11.  Industry Segment Information
The Company has two operating segments included in its continuing operations: broadline foodservice distribution (“Broadline”) and customized foodservice distribution (“Customized”). As previously discussed in Note 3, the Company’s former fresh-cut segment is accounted for as a discontinued operation. Broadline markets and distributes more than 63,000 national and proprietary brand food and non-food products to a total of over 43,000 street and chain customers. Broadline consists of 19 distribution facilities that design their own product mix, distribution routes and delivery schedules to accommodate the needs of a large number of customers whose individual purchases vary in size. In addition, Broadline operates three locations that provide merchandising services to independent foodservice and non-foodservice distributors. Customized services casual and family dining chain restaurants. These customers generally prefer a distribution system that facilitates overall program management, menu and promotional roll-out changes, individualized customer service and tailored distribution routing. The Customized distribution network distributes nationwide and internationally from eight distribution facilities.
Effective January 1, 2006, the Company realigned its management reporting structure. As a result, certain functions and their related costs, assets and liabilities previously reported under the Corporate segment are now reported under the Broadline segment in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company has reclassified certain prior year amounts to conform with the current year segment presentation, which resulted in reclassifications of operating expenses from the Corporate segment to the Broadline segment of approximately $1.0 million, $1.3 million, $1.4 million and $1.4 million for the Company’s first, second, third, and fourth quarters of 2005, respectively.

2006 Quarter			Corporate and	Total Continuing
(In thousands)	Broadline	Customized	Intersegment	Operations

Net external sales	$863,463	$584,564	$—	$1,448,027
Intersegment sales	101	53	(154)	—
Total sales	863,564	584,617	(154)	1,448,027
Operating profit	21,123	7,891	(7,484)	21,530
Interest expense (income)	5,858	1,571	(7,059)	370
Loss (gain) on sale of receivables	2,454	735	(1,327)	1,862
Depreciation	4,670	1,559	79	6,308
Amortization	845	—	—	845
Capital expenditures	11,596	1,697	167	13,460

2005 Quarter			Corporate and	Total Continuing
(In thousands)	Broadline	Customized	Intersegment	Operations

	(Reclassified)		(Reclassified)
Net external sales	$895,853	$560,882	$—	$1,456,735
Intersegment sales	78	54	(132)	—
Total sales	895,931	560,936	(132)	1,456,735
Operating profit	22,197	6,096	(6,342)	21,951
Interest expense (income)	3,964	377	(2,801)	1,540
Loss (gain) on sale of receivables	2,269	758	(1,792)	1,235
Depreciation	4,358	1,268	75	5,701
Amortization	904	—	—	904
Capital expenditures	3,974	15,819	20	19,813

2006 Period			Corporate and	Total Continuing
(In thousands)	Broadline	Customized	Intersegment	Operations

Net external sales	$1,731,949	$1,185,571	$—	$2,917,520
Intersegment sales	269	120	(389)	—
Total sales	1,732,218	1,185,691	(389)	2,917,520
Operating profit	31,326	15,764	(14,838)	32,252
Interest expense (income)	10,901	2,959	(13,136)	724
Loss (gain) on sale of receivables	5,011	1,559	(3,071)	3,499
Depreciation	9,022	3,129	159	12,310
Amortization	1,706	—	—	1,706
Capital expenditures	22,655	2,633	213	25,501

2005 Period			Corporate and	Total Continuing
(In thousands)	Broadline	Customized	Intersegment	Operations

	(Reclassified)		(Reclassified)
Net external sales	$1,755,897	$1,123,645	$—	$2,879,542
Intersegment sales	303	116	(419)	—
Total sales	1,756,200	1,123,761	(419)	2,879,542
Operating profit	33,880	11,862	(14,365)	31,377
Interest expense (income)	7,863	644	(5,994)	2,513
Loss (gain) on sale of receivables	5,045	1,501	(4,305)	2,241
Depreciation	8,641	2,432	150	11,223
Amortization	1,811	—	—	1,811
Capital expenditures	9,236	29,017	106	38,359

Total assets by reportable segment and reconciliation to the condensed consolidated balance sheets are as follows:

(In thousands)	July 1, 2006	December 31, 2005

		(Reclassified)
Broadline	$848,483	$858,211
Customized	236,084	250,397
Corporate & Intersegment	205,551	193,567
Discontinued operations	3,108	10,115

Total assets	$1,293,226	$1,312,290

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Unless this Form 10-Q indicates otherwise or the context otherwise requires, the terms “we,” “our,” “us,” or “Performance Food Group” as used in this Form 10-Q refer to Performance Food Group Company and its subsidiaries other than those making up our former fresh-cut segment. References in this Form 10-Q to the 2006 and 2005 quarters and periods refer to our fiscal three month and six month periods ended July 1, 2006 and July 2, 2005, respectively. The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q and our consolidated financial statements and the related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
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
Overview
Our net sales from continuing operations in the 2006 quarter decreased 0.6% compared to the 2005 quarter and increased 1.3% in the 2006 period over the 2005 period. The decline in sales during the quarter reflects the impact of our previously announced exit of certain lower margin multi-unit business and a slowing of sales in certain industry segments. Food price inflation was nominal in both the 2006 quarter and period. Our gross margin percentage, which we define as gross profit as a percentage of sales, increased in both the 2006 quarter and period primarily due to a more favorable mix of growth in our higher margin street sales in our Broadline segment and by improvements related to our procurement initiatives in both segments. The operating expense ratio, which we define as operating expenses as a percentage of net sales, increased slightly in both the 2006 quarter and period primarily due to our investment in new sales personnel in an effort to grow street sales in our Broadline segment, costs related to the planned exit of certain lower margin multi-unit business in our Broadline segment, higher fuel costs in both segments and increased stock compensation costs, partially offset by favorable trends in our insurance costs in both segments.
Going forward, we will continue to be focused on managing the growth we are generating in our business, adding new capacity and driving operational improvements in each of our business segments. We continue to seek innovative means of servicing our customers and producing a unique product to distinguish ourselves from others in the marketplace.
Results of Operations

	2006 Quarter		2005 Quarter		2006 Period		2005 Period
Net Sales
(In thousands)	Net Sales	% of Total	Net Sales	% of Total	Net Sales	% of Total	Net Sales	% of Total

Broadline	$863,564	59.6%	$895,931	61.5%	$1,732,218	59.4%	$1,756,200	61.0%
Customized	584,617	40.4%	560,936	38.5%	1,185,691	40.6%	1,123,761	39.0%
Intersegment*	(154)	—	(132)	—	(389)	—	(419)	—

Net sales from continuing operations	$1,448,027	100.0%	$1,456,735	100.0%	$2,917,520	100.0%	$2,879,542	100.0%

* Intersegment sales are sales between the segments, which are eliminated in consolidation.
Consolidated. In the 2006 quarter, net sales from continuing operations decreased $8.7 million, or 0.6%, compared to the 2005 quarter. In the 2006 period, net sales from continuing operations increased $38.0 million, or 1.3%, over the 2005 period. We estimated that food product inflation was nominal in the 2006 quarter and period. Both segments are discussed in more detail in the following paragraphs.
Broadline. In the 2006 quarter, Broadline net sales decreased $32.4 million, or 3.6%, compared to the 2005 quarter. In the 2006 period, Broadline net sales decreased $24.0 million, or 1.4%, compared to the 2005 period. We estimated that food price inflation of approximately 1.3% and 1.7% offset a portion of Broadline’s net sales decrease in the 2006 quarter and period, respectively. In the 2006 quarter and period, sales declined due to decreased sales to our multi-unit accounts as a result of the planned exit of certain lower margin multi-unit business, partially offset by growth in our street sales business.
Broadline net sales represented 59.6% and 61.5% of our net sales from continuing operations in the 2006 and 2005 quarters, respectively. Broadline net sales represented 59.4% and 61.0% of our net sales from continuing operations in the 2006 and 2005 periods, respectively. The decrease as a percentage of our net sales from continuing operations is due to the exit of certain multi-unit business, as discussed above, and the growth in Customized sales, as discussed below.
Customized. In the 2006 quarter, Customized net sales increased $23.7 million, or 4.2%, over the 2005 quarter. In the 2006 period, Customized net sales increased $61.9 million, or 5.5%, over the 2005 period. The increase in both the 2006 quarter and period was due to continued growth with existing customers. We estimated that food price deflation of approximately 2.2% and 2.0% reduced our sales growth in the 2006 quarter and period, respectively. Customized net sales represented 40.4% and 38.5% of our net sales from continuing operations in the 2006 and 2005 quarters, respectively, and 40.6% and 39.0% of our net sales from continuing operations in the 2006 and 2005 periods, respectively. The increase in both the 2006 quarter and period was due to continued growth with existing customers and a decrease in Broadline sales, as discussed above.
Costs of goods sold
Consolidated. In the 2006 quarter, cost of goods sold decreased $12.5 million, or 1.0%, compared to the 2005 quarter. In the 2006 period, cost of goods sold increased $26.8 million, or 1.1%, compared to the 2005 period. Cost of goods sold as a percentage of net sales, or the cost of goods sold ratio, was 86.7% in the 2006 quarter and 87.0% in the 2006 period, compared to 87.0% in the 2005 quarter and 87.2% in the 2005 period. The decrease in the cost of goods sold ratio is primarily the result of a shift in our customer mix in our Broadline segment, improvements related to our procurement initiatives and increased fuel surcharges in our Broadline and Customized segments.
Broadline. Our Broadline segment’s cost of goods sold as a percentage of net sales in the 2006 quarter and period decreased compared to the 2005 quarter and period due to a more favorable mix of growth in our higher margin street sales business, improvements made related to our procurement initiatives and increased fuel surcharges.
Customized. Our Customized segment’s cost of goods sold as a percentage of net sales in the 2006 quarter and period decreased compared to the 2005 quarter and period due to increased fuel surcharges and food price deflation.
Gross profit
In the 2006 quarter, gross profit from continuing operations increased $3.8 million, or 2.0%, to $193.2 million, compared to $189.4 million in the 2005 quarter. In the 2006 period, gross profit from continuing operations increased $11.1 million, or 3.0%, to $380.5 million, compared to $369.3 million in the 2005 period. Gross profit margin was 13.3% in the 2006 quarter and 13.0% in the 2006 period, compared to 13.0% in the 2005 quarter and 12.8% in the 2005 period. As noted above, the increase in the gross profit margin was driven by a more favorable mix of growth in our higher margin street sales, improvements related to our procurement initiatives and increased fuel surcharges.
Operating expenses
Consolidated. In the 2006 quarter, operating expenses increased $4.2 million, or 2.5%, to $171.7 million, compared to $167.4 million in the 2005 quarter. In the 2006 period, operating expenses increased $10.3 million, or 3.0%, to $348.2 million, compared to $337.9 million in the 2005 period. Operating expenses as a percentage of net sales were 11.9% in both the 2006 quarter and period, compared to 11.5% in the 2005 quarter and 11.7% in the 2005 period. Operating expenses were impacted by the increased personnel costs in our Broadline segment due to our investment in street sales personnel, increased fuel costs and increased stock compensation costs, partially offset by favorable trends in insurance costs.

Broadline. Our Broadline segment’s operating expenses increased as a percentage of sales in the 2006 quarter and period from the 2005 quarter and period. The increase in the operating expense ratio in the 2006 quarter and period is due to the investment in new sales personnel related to our initiative to grow street sales, the costs associated with the planned exit of certain multi-unit business and increased fuel costs, partially offset by favorable trends in insurance costs.
Customized. Our Customized segment’s operating expenses as a percentage of sales remained flat in the 2006 quarter and period from the 2005 quarter and period, respectively, reflecting the lapping of costs in connection with the opening of our Indiana facility and favorable trends in insurance costs, offset by increased fuel costs during the 2006 quarter and period.
Corporate. Our Corporate segment’s operating expenses increased in the 2006 quarter and period compared to the 2005 quarter and period, respectively, primarily as a result of increased stock compensation expense in the 2006 quarter and period, partially offset by the lapping of costs incurred in connection with our previously disclosed Audit Committee investigation in the 2005 first quarter.
Operating Profit

	2006 Quarter		2005 Quarter		2006 Period		2005 Period
Operating Profit
(In thousands)	Operating Profit	% of Sales	Operating Profit	% of Sales	Operating Profit	% of Sales	Operating Profit	% of Sales

Broadline	$21,123	2.4%	$22,197	2.5%	$31,326	1.8%	$33,880	1.9%
Customized	7,891	1.3%	6,096	1.1%	15,764	1.3%	11,862	1.1%
Corporate	(7,484)	—	(6,342)	—	(14,838)	—	(14,365)	—

Operating profit from continuing operations	$21,530	1.5%	$21,951	1.5%	$32,252	1.1%	$31,377	1.1%

Consolidated. In the 2006 quarter, operating profit from continuing operations decreased $0.4 million, or 1.9%, from the 2005 quarter. In the 2006 period, operating profit from continuing operations increased $0.9 million, or 2.8%, from the 2005 period. Operating profit margin, defined as operating profit as a percentage of net sales, was 1.5% in the 2006 quarter and 1.1% in the 2006 period, compared to 1.5% in the 2005 quarter and 1.1% in the 2005 period. The consolidated operating profit margin in the 2006 quarter and period was negatively impacted by the investment in our Broadline sales force, increased stock compensation expense and the planned exit of certain multi-unit business, partially offset by favorable trends in insurance costs and the ability to leverage new capacity in our Customized segment.
Broadline. Our Broadline segment’s operating profit margin was 2.4% in the 2006 quarter and 1.8% in the 2006 period, compared to 2.5% in the 2005 quarter and 1.9% in the 2005 period. Operating profit margin in the 2006 quarter and period was negatively impacted by our investment in new street sales personnel and the costs associated with the planned exit of certain multi-unit business, partially offset by improved operating efficiencies and favorable trends in insurance costs.
Customized. Our Customized segment’s operating profit margin was 1.3% in both the 2006 quarter and period, compared to 1.1% in both the 2005 quarter and period. Operating profit margin in the 2006 quarter and period was positively impacted by the ability to leverage our new capacity to more efficiently serve our existing customer base and favorable trends in insurance costs.
Other expense, net
Other expense, net, was $1.8 million in the 2006 quarter and $3.2 million in the 2006 period, compared to $2.1 million in the 2005 quarter and $3.9 million in the 2005 period. Included in other expense, net, was interest expense of $0.4 million and $1.5 million in the 2006 and 2005 quarters, respectively, and $0.7 million and $2.5 million in the 2006 and 2005 periods, respectively. The decrease from the 2005 quarter and period is due to reduced borrowings under our revolving credit facility, offset in part by higher interest rates. Also included in other expense, net, is interest income of $0.4 million in both the 2006 and 2005 quarters, and $0.9 million and $0.5 million in the 2006 and 2005 periods, respectively. The increase from the 2005 period is due to the interest earned on the unused portion of the proceeds from the sale of our fresh-cut segment. Other expense, net, also included losses on the sale of the undivided interest in receivables of $1.9 million in the 2006 quarter and $3.5 million in the 2006 period, compared to $1.2 million in the 2005 quarter and $2.2 million in the 2005 period. These losses are related to our receivables purchase facility, referred to as the Receivables Facility, and represent the discount from the carrying value that we incur from our sales of undivided interests in our receivables to the financial institution. The increase from the 2005 quarter and period is due to higher interest rates on the Receivables Facility. The Receivables Facility is discussed below in “Liquidity and Capital Resources.”
Income tax expense
Income tax expense from continuing operations was $7.6 million in the 2006 quarter and $11.2 million in the 2006 period, compared to $7.6 million in the 2005 quarter and $10.5 million in the 2005 period. As a percentage of earnings before income taxes, the provision for income taxes from continuing operations was approximately 38.4% in the 2006 quarter and 38.6% in the 2006 period, compared to 38.2% in the 2005 quarter and 38.3% in the 2005 period. The increase in the effective tax rate in 2006 compared to 2005 was primarily due to our implementation of SFAS 123(R), as discussed in Note 6. SFAS 123(R) resulted in more permanent differences caused primarily by expenses related to the Performance Food Group Employee Stock Purchase Plan (the “Stock Purchase Plan”), which are not deductible for tax purposes. We expect our effective tax rate from continuing operations to be approximately 38.5% for the remainder of 2006.
Earnings from continuing operations
In the 2006 quarter, earnings from continuing operations were $12.2 million, which was unchanged compared to the 2005 quarter. In the 2006 period, earnings from continuing operations increased $0.9 million, or 5.4%, compared to the 2005 period. Earnings as a percentage of net sales were 0.8% in the 2006 and 2005 quarters and 0.6% in the 2006 and 2005 periods.
Diluted net earnings per common share
Diluted net earnings per common share from continuing operations, or EPS, is computed by dividing earnings from continuing operations available to common shareholders by the weighted average number of common shares and dilutive potential common shares outstanding during the period. In the 2006 quarter, diluted EPS from continuing operations increased $0.09 to $0.35, from $0.26 in the 2005 quarter. In the 2006 period, diluted EPS from continuing operations increased $0.15 to $0.51, from $0.36 in the 2005 period. The increases in the 2006 quarter and period were primarily a result of approximately 27% fewer shares outstanding due to the completion of our previously announced stock repurchase programs during the third and fourth quarters of 2005 and the first quarter of 2006.
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
Cash and cash equivalents totaled $98.7 million at July 1, 2006, a decrease of $0.8 million from December 31, 2005. The decrease was due to cash used in investing activities of $25.2 million and cash used in financing activities of $40.6 million, partially offset by cash provided by operating activities of $58.8 million. Cash flow from discontinued operations provided $6.3 million, consisting primarily of cash provided by operating activities. Operating, investing and financing activities of our continuing operations are discussed below.
Operating activities of continuing operations
In the 2006 period, we generated cash from operating activities of $58.8 million, compared to $119.1 million in the 2005 period. In the 2006 period, an increase in accrued expenses and income taxes and a decrease in accounts receivable and inventories, partially offset by an increase in our prepaid expenses and other current assets and a decrease in accounts payable were the main factors contributing to the cash provided by operating activities. In the 2005 period, an increase in accounts payable and accrued expenses, partially offset by an increase in our inventory, were the main factors contributing to the cash provided by operating activities.
Investing activities of continuing operations
During the 2006 period, we used $25.2 million for investing activities, compared to $39.5 million in the 2005 period. Investing activities include the acquisition of businesses and additions to and disposals of property, plant and equipment. Capital expenditures were $25.5 million in the 2006 period and $38.4 million in the 2005 period. In the 2006 period, capital expenditures totaled $22.7 million in our Broadline segment, $2.6 million in our Customized segment and $0.2 million in our Corporate segment. We expect our total 2006 capital expenditures to range between $60 million and $70 million.
In the 2005 period, net cash paid for acquisitions consisted of $1.3 million related to the settlement of an earnout agreement with the former owners of Middendorf Meat Company, or Middendorf Meat. This amount was accrued, with a corresponding increase to goodwill, in our 2004 fourth quarter.
Financing activities of continuing operations
During the 2006 period, we used $40.6 million for financing activities, compared to $255.4 million in the 2005 period. In the 2006 period, utilizing a portion of the net proceeds received from the sale of the fresh-cut segment, we used $39.6 million of cash, including transaction costs, to repurchase 1.5 million shares of our outstanding common stock to complete our $100 million share repurchase program. In the 2005 period, utilizing a portion of the net proceeds received from the sale of the fresh-cut segment, we repaid $210.0 million of borrowings outstanding under our previous revolving credit facility. See Note 9 to our unaudited condensed consolidated financial statements for details of our share repurchase and retirement programs.
Checks in excess of deposits decreased by $7.2 million in the 2006 period and $49.1 million in the 2005 period. Checks in excess of deposits represent checks that we have written that are not yet cashed by the payee and in total exceed the current available cash balance at the respective bank. The decrease in checks in excess of deposits in the 2006 period is related to timing of cash payments.
Our $400 million senior revolving credit facility (the “Credit Facility”) expires in 2010 and bears interest at a floating rate equal to, at our election, the agent bank’s prime rate or a spread over LIBOR. This rate varies based upon our leverage ratio, as defined in the credit agreement. The Credit Facility has an annual commitment fee, ranging from 0.125% to 0.225% of the average daily unused portion of the total facility, based on our leverage ratio, as defined in the credit agreement. The Credit Facility also requires the maintenance of certain financial ratios, as defined in the credit agreement, and contains customary events of default. The Credit Facility allows for the issuance of up to $100.0 million of standby letters of credit, which reduce borrowings available under the Credit Facility. At July 1, 2006, we had no borrowings outstanding, $48.1 million of letters of credit outstanding and $351.9 million available under the Credit Facility, subject to compliance with customary borrowing conditions.
Our associates who exercised stock options and purchased our stock under the Stock Purchase Plan provided $5.0 million of proceeds in the 2006 period, compared to $4.1 million of proceeds in the 2005 period.
We believe that our cash flows from operations, borrowings under our Credit Facility and the sale of undivided interests in receivables under the Receivables Facility, discussed below, will be sufficient to fund our operations and capital expenditures for the foreseeable future. However, we will likely require additional sources of financing to the extent that we make additional acquisitions.
Stock Based Compensation
Prior to January 1, 2006, we accounted for our stock incentive plans and our Stock Purchase Plan using the intrinsic value method of accounting provided under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and related interpretations, as permitted by SFAS No. 123, Accounting for Stock-

Based Compensation, (“SFAS 123”), under which no compensation expense was recognized for stock option grants and issuances of stock pursuant to our Stock Purchase Plan. Share-based compensation was a pro forma disclosure in the financial statement footnotes and continues to be provided for periods prior to fiscal 2006.
Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, (“SFAS 123(R)”), using the modified-prospective transition method. Under this transition method, compensation cost recognized in fiscal 2006 includes: 1) compensation cost for all share-based payments granted through December 31, 2005, but for which the requisite service period had not been completed as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and 2) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Results for the prior period have not been restated.
On February 22, 2005, the Compensation Committee of our Board of Directors voted to accelerate the vesting of certain unvested options to purchase approximately 1.8 million shares of our common stock held by certain employees and officers under the 1993 Employee Stock Incentive Plan (the “1993 Plan”) and the 2003 Equity Incentive Plan (the “2003 Plan”), which had exercise prices greater than the closing price of our common stock on February 22, 2005. These options were accelerated such that upon the adoption of SFAS 123(R), effective January 1, 2006, we would not be required to incur any compensation cost related to the accelerated options. We believe this decision was in our best interest and the best interest of our shareholders. This acceleration did not result in us being required to recognize any compensation cost in our consolidated statement of earnings for the fiscal year ended December 31, 2005, as all stock options that were accelerated had exercise prices that were greater than the market price of our common stock on the date of modification; however, we were required to recognize all unvested compensation cost in our pro forma SFAS 123 disclosure in the period of acceleration. The pro forma expense of the acceleration was approximately $7.3 million, net of tax, which represents all future compensation expense of the accelerated stock options on February 22, 2005, the date of modification.
The total share-based compensation cost recognized in operating expenses in our condensed consolidated statement of earnings was $1.5 million and $0.3 million in the 2006 and 2005 quarters, respectively, and $2.3 million and $0.3 million in the 2006 and 2005 periods, respectively, which represents the expense associated with our stock options, restricted stock and shares purchased under the Stock Purchase Plan. The income tax benefit recognized in excess of the tax benefit related to the compensation cost incurred was $1.1 million and $0.3 million for the 2006 and 2005 quarters, respectively, and $1.5 million and $0.5 million for the 2006 and 2005 periods, respectively.
At July 1, 2006, there was $4.2 million and $9.5 million of total unrecognized compensation cost related to outstanding stock options and restricted stock, respectively, which will be recognized over the remaining weighted average vesting periods of 3.4 and 3.3 years, respectively.
As a result of adopting SFAS 123(R) on January 1, 2006, our earnings before income taxes and net earnings for the 2006 quarter were $0.7 million and $0.5 million lower, respectively, than if we had continued to account for share-based compensation under APB 25. Our earnings before income taxes and net earnings for the 2006 period were $1.3 million and $0.8 million lower, respectively, than if we had continued to account for share-based compensation under APB 25. Basic and diluted earnings from continuing operations per share for the 2006 quarter would have been $0.37 and $0.36, respectively, if we had not adopted SFAS 123(R), compared to reported basic and diluted earnings from continuing operations per share of $0.36 and $0.35, respectively. Basic and diluted earnings from continuing operations per share for the 2006 period would have been $0.54 and $0.53, respectively, if we had not adopted SFAS 123(R), compared to reported basic and diluted earnings from continuing operations per share of $0.52 and $0.51, respectively.
Discontinued Operations
In the second quarter of 2005, we sold all our stock in the subsidiaries that comprised our fresh-cut segment to Chiquita Brands International, Inc. for $860.6 million and recorded a net gain of approximately $186.9 million, net of approximately $76.2 million in tax expense. Of the net gain, approximately $5.9 million represents post closing adjustments primarily related to final tax basis calculations. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), depreciation and amortization were discontinued beginning

February 23, 2005, the day after we entered into a definitive agreement to sell our fresh-cut segment. This resulted in a reduction of pre-tax expense of approximately $9.1 million, or $0.13 per share diluted, for the 2005 quarter and a reduction of pre-tax expense of approximately $12.8 million, or $0.18 per share diluted, for the 2005 period. During the 2006 quarter and period, the net gain on sale was increased by $13,000 of tax benefit and decreased by $18,000, respectively. The $18,000 decrease during the period was comprised of: (1) approximately $204,000 returned to us as a result of the finalization of the working capital adjustment related to the closing financial statements of the fresh-cut segment, and (2) additional tax expense of $222,000 primarily resulting from our reconciliation of permanent differences in connection with final tax filings and the tax expense associated with the finalization of the working capital adjustment, as discussed above.
Earnings from discontinued operations, excluding the gain on sale, for our 2005 quarter and period were $10.6 million and $19.6 million, respectively, net of tax expense of $7.5 million and $13.1 million, respectively. In accordance with Emerging Issues Task Force No. 87-24, Allocation of Interest to Discontinued Operations, we allocated to discontinued operations certain interest expense on debt that was required to be repaid as a result of the sale and a portion of interest expense associated with our revolving credit facility and subordinated convertible notes. The allocation percentage was calculated based on the ratio of net assets of the discontinued operations to consolidated net assets. Interest expense allocated to discontinued operations in the 2005 quarter and period totaled $1.3 million and $3.2 million, respectively.
Off Balance Sheet Activities
At July 1, 2006, securitized accounts receivable under our Receivables Facility, which expires on June 25, 2007, totaled $236.5 million, including $130.0 million sold to the financial institution and derecognized from our condensed consolidated balance sheet. Total securitized accounts receivable includes our residual interest in the accounts receivable, referred to as the Residual Interest, of $106.5 million. The Residual Interest represents our retained interest in the receivables held by PFG Receivables Corporation. We measure the Residual Interest using the estimated discounted cash flows of the underlying accounts receivable, based on estimated collections and a discount rate approximately equivalent to our incremental borrowing rate. The loss on sale of undivided interest in receivables of $1.9 million and $1.2 million in the 2006 and 2005 quarters, respectively, and $3.5 million and $2.2 million in the 2006 and 2005 periods, respectively, is included in other expense, net, in our consolidated statements of earnings and represents our cost of securitizing those receivables with the financial institution. See Note 7 to our condensed consolidated financial statements for further discussion of our Receivables Facility. In addition, our 2005 Annual Report on Form 10-K contains a discussion of why our Receivables Facility is considered off balance sheet financing and describes other activities, which may be defined as off balance sheet financing.
Business Combinations
During the 2005 period, we paid approximately $1.3 million related to the settlement of an earnout agreement with the former owners of Middendorf Meat. This amount was accrued, with a corresponding increase to goodwill, in our 2004 fourth quarter.
Application of Critical Accounting Policies
We have prepared our consolidated financial statements and the accompanying notes in accordance with generally accepted accounting principles applied on a consistent basis. In preparing our financial statements, management must often make estimates and assumptions that affect reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements and during the reporting periods. Some of those judgments can be subjective and complex; consequently, actual results could differ from those estimates. We continually evaluate the accounting policies and estimates we use to prepare our financial statements. Management’s estimates are generally based upon historical experience and various other assumptions that we determine to be reasonable in light of the relevant facts and circumstances. We believe that our critical accounting estimates include goodwill and other intangible assets, allowance for doubtful accounts, reserves for claims under self-insurance programs, reserves for inventories, vendor rebates and other promotional incentives and income taxes. Our 2005 Annual Report on Form 10-K describes these critical accounting policies.

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
In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109. FIN No. 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file income tax returns in a particular jurisdiction. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of application of FIN No. 48, these will be accounted for as an adjustment to retained earnings. We will adopt the provisions of FIN No. 48 in our first fiscal quarter of 2007 and are currently assessing the impact of FIN No. 48 on our consolidated financial position and results of operations.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risks.
Our primary market risks are related to fluctuations in interest rates and changes in commodity prices. Our primary interest rate risk is from changing interest rates related to our outstanding debt. We currently manage this risk through a combination of fixed and floating rates on these obligations. As of July 1, 2006, our total debt of $3.5 million consisted entirely of fixed rate debt. In addition, our Receivables Facility has a floating rate. Substantially all of our floating rates are based on LIBOR, with the exception of the rate on the Receivables Facility, which is based upon a 30-day commercial-paper rate. A 100 basis-point increase in market interest rates on all of our floating-rate debt and our Receivables Facility would result in a decrease in net earnings and cash flows of approximately $0.8 million per annum, holding other variables constant.
Significant commodity price fluctuations for certain commodities that we purchase could have a material impact on our results of operations. In an attempt to manage our commodity price risk, our Broadline segment enters into contracts to purchase pre-established quantities of products in the normal course of business. Commitments that we have entered into to purchase products in our Broadline segment as of December 31, 2005, are included in the table of contractual obligations in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financing Activities” in our 2005 Annual Report on Form 10-K.
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
There were no changes in our internal control over financial reporting during the quarter ended July 1, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In March 2005, two of our shareholders filed separate derivative lawsuits against our individual directors and three members of our senior management in the Circuit Court for the City of Richmond, Virginia, alleging breaches of fiduciary duties arising out of a general failure to implement appropriate financial controls and seeking unspecified damages. We also were named as a nominal defendant in the lawsuits. In May 2006, the plaintiffs agreed to dismiss both lawsuits against us and all defendants and on May 22, 2006, the Court issued its order, dismissing the lawsuits without prejudice.
From time to time, we are involved in various legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not have a material adverse effect on our financial condition or results of operations.
Item 1A. Risk Factors.
There have been no material changes to our risk factors as previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
We did not repurchase any shares of our common stock during the quarter ended July 1, 2006.
Item 3. Defaults Upon Senior Securities.
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
(a)	The annual meeting of shareholders was held on May 16, 2006. The following director nominees were elected by shareholders of record as of March 20, 2006:

Class III	Votes For	Votes Against	Votes Abstained
Charles E. Adair	29,902,378	621,833	—
Timothy M. Graven	28,717,283	1,806,928	—
In addition, the following directors will continue in office until the annual meeting of shareholders for the year indicated:

Mr. Robert C. Sledd	2007
Ms. Mary C. Doswell	2007
Mr. John E. Stokely	2008
Mr. Fred C. Goad, Jr.	2008

Item 5. Other Information.
     None.
Item 6. Exhibits

15	Letter regarding unaudited information from KPMG LLP.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signature
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PERFORMANCE FOOD GROUP COMPANY

By:	/s/ John D. Austin
John D. Austin
Senior Vice President and Chief Financial Officer

Date: August 7, 2006