Form 10-Q
period 2006-09-30
PERFORMANCE FOOD GROUP CO
filed 2006-11-07
CIK 908254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
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
☐       Yes                   ☒       No
As of November 2, 2006, 34,864,865 shares of the issuer’s common stock were outstanding.

Review Report of Independent Registered Public Accounting Firm
Signature
Ex-10.36 Amendment No. 3 to Rights Agreement
Ex-15 Letter regarding unaudited informaion from KPMG LLP
Ex-31.1 Section 302 Certification of the CEO
Ex-31.2 Section 302 Certification of the CFO
Ex-32.1 Section 906 Certification of the CEO & CFO

Review Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Performance Food Group Company:
We have reviewed the accompanying condensed consolidated balance sheet of Performance Food Group Company and subsidiaries (the Company) as of September 30, 2006, the related condensed consolidated statements of earnings for the three-month and nine-month periods ended September 30, 2006 and October 1, 2005 and the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2006 and October 1, 2005. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
/s/ KPMG LLP
Richmond, Virginia
November 6, 2006

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(In thousands)	September 30, 2006	December 31, 2005

Assets
Current assets:
Cash and cash equivalents	$76,028	$99,461
Accounts receivable, net, including retained interest in securitized receivables	197,384	190,481
Inventories	309,638	303,073
Other current assets	33,019	29,188
Current assets of discontinued operations (Note 3)	3,108	10,115

Total current assets	619,177	632,318
Goodwill, net	356,509	356,597
Property, plant and equipment, net	279,655	255,816
Other intangible assets, net	48,446	51,213
Other assets	17,721	16,346

Total assets	$1,321,508	$1,312,290

Liabilities and Shareholders’ Equity
Current liabilities:
Outstanding checks in excess of deposits	$90,441	$100,335
Current installments of long-term debt	582	573
Trade accounts payable	260,861	258,791
Other current liabilities	124,627	122,885
Current liabilities of discontinued operations (Note 3)	6,022	6,540

Total current liabilities	482,533	489,124
Long-term debt and capital lease obligations, excluding current installments	11,814	3,250
Deferred income taxes	47,700	43,399

Total liabilities	542,047	535,773
Shareholders’ equity	779,461	776,517

Total liabilities and shareholders’ equity	$1,321,508	$1,312,290

See accompanying notes to unaudited condensed consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings (Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005

Net sales	$1,429,765	$1,401,780	$4,347,285	$4,281,322
Cost of goods sold	1,235,412	1,215,912	3,772,475	3,726,146

Gross profit	194,353	185,868	574,810	555,176
Operating expenses	174,242	168,245	522,447	506,176

Operating profit	20,111	17,623	52,363	49,000

Other (expense) income, net:
Interest income	818	3,218	1,680	3,720
Interest expense	(394)	(324)	(1,118)	(2,837)
Loss on sale of receivables	(1,903)	(1,339)	(5,402)	(3,580)
Other, net	121	28	274	331

Other (expense) income, net	(1,358)	1,583	(4,566)	(2,366)

Earnings from continuing operations before income taxes	18,753	19,206	47,797	46,634
Income tax expense from continuing operations	6,578	7,295	17,780	17,794

Earnings from continuing operations, net of tax	12,175	11,911	30,017	28,840

(Loss) earnings from discontinued operations, net of tax	—	(1,104)	—	18,499
(Loss) gain on sale of fresh-cut segment, net of tax	(132)	640	(150)	181,598

Total (loss) earnings from discontinued operations	(132)	(464)	(150)	200,097

Net earnings	$12,043	$11,447	$29,867	$228,937

Weighted average common shares outstanding:
Basic	34,369	42,316	34,322	45,381
Diluted	34,624	42,906	34,780	45,972

Basic earnings (loss) per common share:
Continuing operations	$0.35	$0.28	$0.87	$0.64

Discontinued operations	—	(0.03)	—	0.41
Gain on sale of fresh-cut segment	—	0.02	—	4.00

Total (loss) earnings from discontinued operations	—	(0.01)	—	4.41

Net earnings	$0.35	$0.27	$0.87	$5.05

Diluted earnings (loss) per common share:
Continuing operations	$0.35	$0.28	$0.86	$0.63

Discontinued operations	—	(0.03)	—	0.40
Gain on sale of fresh-cut segment	—	0.02	—	3.95

Total (loss) earnings from discontinued operations	—	(0.01)	—	4.35

Net earnings	$0.35	$0.27	$0.86	$4.98

See accompanying notes to unaudited condensed consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
(In thousands)	September 30, 2006	October 1, 2005

		(Revised-See Note 3)
Cash flows from operating activities of continuing operations:
Earnings from continuing operations	$30,017	$28,840
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	18,776	16,923
Amortization	2,523	2,693
Stock compensation expense	3,605	669
Deferred income taxes	(3,144)	(3,661)
Tax benefit on exercise of equity awards	—	2,427
Other	872	608
Change in operating assets and liabilities, net	(7,417)	19,238

Net cash provided by operating activities of continuing operations	45,232	67,737

Cash flows from investing activities of continuing operations:
Purchases of property, plant and equipment	(34,499)	(56,685)
Net cash paid for acquisitions	—	(3,158)
Proceeds from sale of property, plant and equipment	324	143

Net cash used in investing activities of continuing operations	(34,175)	(59,700)

Cash flows from financing activities of continuing operations:
Decrease in outstanding checks in excess of deposits	(9,894)	(21,883)
Net payments on revolving credit facility	—	(210,000)
Principal payments on long-term debt	(427)	(541)
Proceeds from employee stock option, incentive and purchase plans	7,527	11,507
Tax benefit on exercise of equity awards	1,582	—
Repurchase of common stock	(39,617)	(301,213)

Net cash used in financing activities of continuing operations	(40,829)	(522,130)

Cash used in continuing operations	(29,772)	(514,093)

Cash flows from discontinued operations:
Cash provided by operating activities of discontinued operations	6,489	1,097
Cash (used in) provided by investing activities of discontinued operations	(150)	605,806
Cash provided by financing activities of discontinued operations	—	4,359

Total cash provided by discontinued operations	6,339	611,262

Net (decrease) increase in cash and cash equivalents	(23,433)	97,169
Cash and cash equivalents, beginning of period	99,461	52,322

Cash and cash equivalents, end of period	$76,028	$149,491

Supplemental disclosure of non-cash transactions:
Debt assumed through capital lease obligation	$9,000	—

See accompanying notes to unaudited condensed consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

     1.   Basis of Presentation
The accompanying condensed consolidated financial statements of Performance Food Group Company and subsidiaries (the “Company”) as of September 30, 2006 and for the three month and nine month periods ended September 30, 2006 and October 1, 2005 are unaudited. The unaudited December 31, 2005 condensed consolidated balance sheet was derived from the audited consolidated balance sheet included in the Company’s latest Annual Report on Form 10-K. The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and Rule 10-01 of Regulation S-X.
In the opinion of management, the unaudited condensed consolidated financial statements contained in this report reflect all adjustments, consisting of only normal recurring accruals, which are necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. References in this Form 10-Q to the 2006 and 2005 quarters and periods refer to the fiscal three month and nine month periods ended September 30, 2006 and October 1, 2005, respectively. These unaudited condensed consolidated financial statements, note disclosures and other information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K.
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
Inventories
The Company’s inventories consist of food and non-food products. The Company values inventories at the lower of cost or market using the first-in, first-out method. At September 30, 2006 and December 31, 2005, the Company’s inventory balances of $309.6 million and $303.1 million, respectively, consisted primarily of finished goods. Costs in inventory include the purchase price of the product and freight charges to deliver the product to the Company’s warehouses. The Company maintains reserves for slow-moving, excess and obsolete inventories. These reserves are based upon category, inventory age, specifically identified items and overall economic conditions.

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
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 was issued to provide interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 will be effective for the Company’s December 30, 2006 financial statements. The Company is currently assessing the impact of SAB 108 on its consolidated financial position and results of operations.
     3.   Discontinued Operations
In the second quarter of 2005, the Company sold all its stock in the subsidiaries that comprised its fresh-cut segment to Chiquita for $860.6 million and recorded a net gain of approximately $186.7 million, net of approximately $76.2 million in net tax expense. Of the net gain, approximately $5.7 million represents post closing adjustments occurring after the initial gain was calculated upon closing of the transaction, primarily related to final tax basis calculations. In accordance with SFAS No. 144, depreciation and amortization were discontinued beginning February 23, 2005, the day after the Company entered into a definitive agreement to sell its fresh-cut segment. During the 2006 quarter and period, the net gain on sale was decreased by $132,000 and $150,000, respectively, as a result of post-closing adjustments related to the working capital finalization and tax return reconciliations.
Loss from discontinued operations for the 2005 quarter, excluding gain on sale, was $1.1 million, consisting entirely of additional income tax expense. During the 2005 quarter, the Company recorded an additional $0.6 million in gain on the sale of the Company’s discontinued operations. Earnings from discontinued operations for the 2005 period, excluding gain on sale, were $18.5 million, net of tax expense of $14.2 million. In accordance with Emerging Issues Task Force No. 87-24, Allocation of Interest to Discontinued Operations, the Company allocated to discontinued operations certain interest expense on debt that was required to be repaid as a result of the sale and a portion of interest expense associated with the Company’s revolving credit facility and subordinated convertible notes. The allocation percentage was calculated based on the ratio of net assets of the discontinued operations to consolidated net assets. Interest expense allocated to discontinued operations in the 2005 period totaled $3.2 million.
The Company has revised its presentation of the 2005 condensed consolidated statement of cash flows by separately disclosing the operating, investing and financing portions of the cash flows attributable to its discontinued operations, which were reported on a combined basis as a single amount in its 2005 Form 10-Q for the period ended October 1, 2005. The assets and liabilities of the discontinued fresh-cut segment reflected on the consolidated balance sheets at September 30, 2006 and December 31, 2005 were comprised of the following:

(In thousands)	September 30, 2006	December 31, 2005

Assets
Accounts receivable, net	$1,283	$8,229
Deferred income taxes	1,825	1,886

Total assets	$3,108	$10,115

Liabilities
Other current liabilities	$6,022	$6,540

Total liabilities	$6,022	$6,540

The net sales and earnings before income taxes of the Company’s discontinued operations were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005

Net sales	$—	$—	$—	$510,987

Earnings before income taxes	$—	$—	$204	$294,401

     4.   Business Combinations
During the 2005 quarter and period, the Company paid approximately $2.0 million and $3.3 million, respectively, related to contractual obligations in the purchase agreements for companies it acquired from 2002 to 2004. Of this amount, approximately $1.3 million was accrued, with a corresponding increase to goodwill, in the Company’s 2004 fourth quarter.
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
A reconciliation of the basic and diluted EPS computations is as follows:

	2006 Quarter			2005 Quarter
(In thousands, except per share			Per-Share			Per-Share
amounts)	Earnings	Shares	Amount	Earnings	Shares	Amount

Basic EPS — continuing operations	$12,175	34,369	$0.35	$11,911	42,316	$0.28
Dilutive effect of equity awards	—	255	—	—	590	—

Diluted EPS — continuing operations	$12,175	34,624	$0.35	$11,911	42,906	$0.28

Options to purchase approximately 2.1 million shares that were outstanding at September 30, 2006 were excluded from the computation of diluted shares because of their anti-dilutive effect on EPS for the 2006 quarter. The exercise price of these options ranged from $27.30 to $41.15. Options to purchase approximately 1.6 million shares that were outstanding at October 1, 2005 were excluded from the computation of diluted shares because of their anti-dilutive effect on EPS for the 2005 quarter. The exercise prices of these options ranged from $30.00 to $41.15.

	2006 Period			2005 Period
(In thousands, except per share			Per-Share			Per-Share
amounts)	Earnings	Shares	Amount	Earnings	Shares	Amount

Basic EPS — continuing operations	$30,017	34,322	$0.87	$28,840	45,381	$0.64
Dilutive effect of stock options	—	458	—	—	591	—

Diluted EPS — continuing operations	$30,017	34,780	$0.86	$28,840	45,972	$0.63

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
The 2003 Plan provides for the award of equity based incentives to officers, key employees, directors and consultants of the Company. Awards under the 2003 Plan may be in the form of stock options, stock appreciation rights, restricted stock, deferred stock, stock purchase rights or other stock-based awards. Stock options granted under the 2003 Plan have an exercise price equal to the market price of the Company’s common stock at the date of grant. The stock options granted under the 2003 Plan have terms of 10 years and vest four years from the date of grant. At September 30, 2006, approximately 1,329,000 options were outstanding under the 2003 Plan, approximately 952,000 of which were exercisable. Restricted stock is granted under the 2003 Plan and vests four years from the date of grant. Approximately 439,000 and 183,000 shares of restricted stock were issued but unvested at September 30, 2006 and October 1, 2005, respectively. The expense associated with options and restricted stock is recognized ratably over the vesting period, less expected forfeitures. Approximately $0.3 million of stock compensation expense was recognized in the condensed consolidated statements of earnings in the 2006 quarter for option grants and $1.0 million and $0.4 million in the 2006 and 2005 quarters, respectively, for restricted stock grants. Approximately $0.9 million of stock compensation expense was recognized in the condensed consolidated statements of earnings in the 2006 period for option grants and $2.0 million and $0.7 million in the 2006 and 2005 periods, respectively, for restricted stock grants. The Company has not made any grants of other stock based awards under the 2003 Plan.
The Company also sponsored the 1993 Outside Directors Stock Option Plan (the “Directors’ Plan”). A total of 210,000 shares were authorized for issuance under the Directors’ Plan. The Directors’ Plan provided for an initial grant to each non-employee member of the board of directors of 10,500 options and an annual grant of 5,000 options at the current market price on the date of grant. As discussed above, in May 2003 the Directors’ Plan was replaced by the 2003 Plan. Options granted under the Directors’ Plan have an exercise price equal to the market price of the Company’s common stock on the grant date, vest one year from the date of grant and have terms of 10 years from the grant date. At September 30, 2006, approximately 101,000 options were outstanding under the Directors’ Plan, all of which were exercisable.
The 1993 Plan provided for the award of up to 5,650,000 shares of equity based incentives to officers, key employees and consultants of the Company. As discussed above, in May 2003 the 1993 Plan was replaced by the 2003 Plan. Stock options granted under the 1993 Plan have an exercise price equal to the market price of the Company’s common stock at the grant date. The stock options granted under the 1993 Plan have terms of 10 years and vest four years from the date of grant. At July 1, 2006, approximately 1,533,000 options were outstanding under the 1993 Plan, approximately 1,508,000 of which were exercisable.

A summary of the Company’s stock option activity for the 2006 period is as follows:

	2006
		Weighted
		Average Exercise
(In thousands, except per share data)	Shares	Price

Outstanding at beginning of period	3,149	$26.16
Granted	207	29.99
Exercised	(277)	12.58
Canceled	(116)	30.93

Outstanding at end of period	2,963	$27.53

Vested or expected to vest at end of period(1)	2,941	$27.52

Options exercisable at end of period	2,561	$27.25

   (1)Total outstanding less expected forfeitures.
At September 30, 2006, the weighted average remaining contractual term for stock options vested or expected to vest and stock options exercisable was 5.8 and 5.3 years, respectively. At September 30, 2006, the aggregate intrinsic value for both stock options vested or expected to vest and stock options exercisable was $10.4 million. Stock options exercised during the 2006 and 2005 quarters had total intrinsic values of $0.2 million and $5.0 million, respectively. Stock options exercised during the 2006 and 2005 periods had total intrinsic values of $4.3 million and $6.2 million, respectively.
A summary of the Company’s restricted stock activity for the 2006 period is as follows:

	2006
		Weighted Average
		Grant Date
(In thousands, except per share data)	Shares	Fair Value

Non-vested at beginning of period	199	$28.19
Awarded	268	31.05
Vested	(10)	28.37
Forfeited	(18)	29.39

Non-vested at end of period	439	$29.89

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

	2006	2005
Dividend yield	0%	0%
Expected volatility	38.3%	38.1%
Risk-free interest rate	4.9%	4.0%
Expected term	8.3 years	8.0 years
Weighted average grant date fair value of stock options	$15.99	$11.38
Weighted average grant date fair value of restricted stock	$31.05	$28.38
Employee Stock Purchase Plan
The Company maintains the Stock Purchase Plan, which permits eligible employees to invest, through periodic payroll deductions, in the Company’s common stock at 85% of the lesser of the market price or the average market price, as defined in the plan document. The Company is authorized to issue 1,725,000 shares under the Stock Purchase Plan, of which approximately 409,000 shares remained available at September 30, 2006. Purchases under the Stock Purchase Plan are made twice a year on January 15th and July 15th. Shares purchased under the Stock Purchase Plan totaled approximately 90,000 and 124,000 during the 2006 and 2005 quarters, respectively, and the grant date fair values were estimated to be $4.73 and $6.53 per share, respectively. Shares purchased under the Stock Purchase Plan totaled approximately 177,000 and 247,000 during the 2006 and 2005 periods, respectively, and the grant date weighted average fair values were estimated to be $4.56 and $5.24, respectively. Stock compensation expense recognized in the condensed consolidated statements of earnings was nominal in the 2006 quarter and approximately $0.7 million in the 2006 period for the Stock Purchase Plan.
All Share-Based Compensation Plans
The total share-based compensation cost recognized in operating expenses in the condensed consolidated statements of earnings in the 2006 and 2005 quarters was $1.3 million and $0.4 million, respectively, and $3.6 million and $0.7 million in the 2006 and 2005 periods, respectively, which represents the expense associated with our stock options, restricted stock and shares purchased under the Stock Purchase Plan.
At September 30, 2006, there was approximately $4.4 million and $8.9 million of total unrecognized compensation cost related to unvested stock options and restricted stock, respectively, which will be recognized over the remaining weighted average vesting periods of 3.2 and 3.0 years, respectively.

Pro Forma Net Earnings
The following table provides pro forma net earnings and earnings per share had the Company applied the fair value method of SFAS 123 for the 2005 quarter and period:

(In thousands)	2005 Quarter	2005 Period

Net earnings, as reported	$11,447	$228,937
Add: Stock-based compensation included in current period net earnings, net of related tax effects	230	420
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects (includes approximately $7.3 million in the 2005 period related to the accelerated vesting of certain awards)	(857)	(9,953)

Pro forma net earnings	$10,820	$219,404

Net earnings per common share:
Basic — as reported	$0.27	$5.05
Basic — pro forma	$0.26	$4.83
Diluted — as reported	$0.27	$4.98
Diluted — pro forma	$0.25	$4.78

As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s earnings before income taxes and net earnings for the 2006 quarter were $0.3 million and $0.2 million lower, respectively, than if the Company had continued to account for share-based compensation under APB 25. The Company’s earnings before income taxes and net earnings for the 2006 period were $1.6 million and $1.0 million lower, respectively, than if the Company had continued to account for share-based compensation under APB 25. Both basic and diluted earnings from continuing operations per share for the 2006 quarter would have been $0.36 if the Company had not adopted SFAS 123(R), compared to reported basic and diluted earnings from continuing operations per share of $0.35. Basic and diluted earnings from continuing operations per share for the 2006 period would have been $0.90 and $0.89, respectively, if the Company had not adopted SFAS 123(R), compared to reported basic and diluted earnings from continuing operations per share of $0.87 and $0.86, respectively.
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
At September 30, 2006, securitized accounts receivable totaled $227.9 million, including $130.0 million sold to the financial institution and derecognized from the condensed consolidated balance sheet. Total securitized accounts receivable includes the Company’s residual interest in accounts receivable (“Residual Interest”) of $97.9 million. At December 31, 2005, securitized accounts receivable totaled $237.1 million, including $130.0 million sold to the financial institution and derecognized from the consolidated balance sheet, and including Residual Interest of $107.1 million. The Residual Interest represents the Company’s retained interest in receivables held by PFG Receivables Corporation. The Residual Interest was measured using the estimated discounted cash flows of the underlying accounts receivable, based on estimated collections and a discount rate approximately equivalent to the Company’s incremental borrowing rate. The loss on sale of the undivided interest in receivables of $1.9 million and $1.3 million in the 2006 and 2005 quarters, respectively, and $5.4 million and $3.6 million in the 2006 and 2005 periods, respectively, is included in other (expense) income net, in the condensed consolidated statements of earnings and represents the Company’s cost of securitizing those receivables with the financial institution.
The Company records the sale of the undivided interest in accounts receivable to the financial institution in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Accordingly, at the time the undivided interest in receivables is sold, the receivables are removed from the Company’s consolidated balance sheet. The Company records a loss on the sale of the undivided interest in these receivables, which includes a discount, based upon the receivables’ credit quality, and a financing cost for the financial institution, based upon a 30-day commercial paper rate. At September 30, 2006, the rate under the Receivables Facility was 5.70% per annum.
The key economic assumptions used to measure the Residual Interest at September 30, 2006 were a discount rate of 6.00% and an estimated life of approximately 1.5 months. At September 30, 2006, an immediate adverse change in the discount rate and estimated life of 10% and 20%, with other factors remaining constant, would reduce the fair value of the Residual Interest, with a corresponding increase in the loss on sale of receivables, but would not have a material impact on the Company’s consolidated financial condition or results of operations .

     8.   Goodwill and Other Intangible Assets
The following table presents details of the Company’s intangible assets as of September 30, 2006 and December 31, 2005:

	As of September 30, 2006			As of December 31, 2005
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
(In thousands)	Amount	Amortization	Net	Amount	Amortization	Net

Intangible assets with definite lives:
Customer relationships	$32,859	$11,551	$21,308	$32,859	$9,875	$22,984
Trade names and trademarks	17,228	3,355	13,873	17,228	2,797	14,431
Deferred financing costs	3,570	2,249	1,321	3,573	2,008	1,565
Non-compete agreements	3,353	3,143	210	3,353	2,854	499

Total intangible assets with definite lives	$57,010	$20,298	$36,712	$57,013	$17,534	$39,479

Intangible assets with indefinite lives:
Goodwill*	$368,535	$12,026	$356,509	$368,623	$12,026	$356,597
Trade names*	11,869	135	11,734	11,869	135	11,734

Total intangible assets with indefinite lives	$380,404	$12,161	$368,243	$380,492	$12,161	$368,331

* Amortization was recorded before the Company’s adoption of SFAS No. 142, Goodwill and Other Intangible Assets.
The Company recorded amortization expense of $0.9 million and $1.1 million in the 2006 and 2005 quarters, respectively, and $2.8 million and $3.3 million in the 2006 and 2005 periods, respectively. These amounts included amortization of debt issuance costs of approximately $0.1 million and $0.2 million in the 2006 and 2005 quarters, respectively, and $0.3 million and $0.6 million in the 2006 and 2005 periods, respectively. The estimated future amortization expense on intangible assets as of September 30, 2006 is as follows:

(In thousands)	Amount

2006 (remaining quarter)	$864
2007	3,348
2008	3,148
2009	3,146
2010	3,056
2011	2,791
Thereafter	20,359

Total amortization expense	$36,712

     9.   Share Repurchase and Retirement
In 2005, with the proceeds generated from the sale of the companies comprising its former fresh-cut segment, the Company repurchased approximately 12.2 million shares of its common stock at prices ranging from $27.55 to $30.17, for a total purchase price of $361.7 million, including transaction costs.
During the first quarter of 2006, the Company completed purchases under its $100 million repurchase program announced in August 2005, resulting in the repurchase of 1.5 million additional shares of its common stock at prices ranging from $25.93 to $29.61, for a total purchase price of $39.6 million, including transaction costs.

   10.   Commitments and Contingencies
At September 30, 2006, the Company’s Broadline and Customized segments had outstanding purchase orders for capital projects totaling $25.0 million and $1.5 million, respectively. Amounts due under these contracts were not included on the Company’s condensed consolidated balance sheet as of September 30, 2006, in accordance with generally accepted accounting principles.
The Company has entered into numerous operating leases, including leases of buildings, equipment, tractors and trailers. In certain of the Company’s leases of tractors, trailers and other vehicles and equipment, the Company has provided residual value guarantees to the lessors. Circumstances that would require the Company to perform under the guarantees include either (1) the Company’s default on the leases with the leased assets being sold for less than the specified residual values in the lease agreements, or (2) the Company’s decision not to purchase the assets at the end of the lease terms combined with the sale of the assets, with sale proceeds less than the residual value of the leased assets specified in the lease agreements. The Company’s residual value guarantees under these operating lease agreements typically range between 4% and 20% of the value of the leased assets at inception of the lease. These leases have original terms ranging from two to eight years and expiration dates ranging from 2006 to 2013. As of September 30, 2006, the undiscounted maximum amount of potential future payments under the Company’s guarantees totaled $7.4 million, which would be mitigated by the fair value of the leased assets at lease expiration. The assessment as to whether it is probable that the Company will be required to make payments under the terms of the guarantees is based upon the Company’s actual and expected loss experience. Consistent with the requirements of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees of Indebtness of Others (“FIN 45”), the Company has recorded $80,000 of the $7.4 million of potential future guarantee payments on its condensed consolidated balance sheet as of September 30, 2006.
In connection with the sale of its fresh-cut segment, the Company remained obligated on a guarantee of the future lease payments of one of the fresh-cut segment facilities that was sold to Chiquita. The Company will be required to perform under the guarantee if Chiquita defaults on its lease obligations. In connection with the sale of the fresh-cut segment to Chiquita, Chiquita assumed the Company’s obligation under the guarantee and agreed to indemnify the Company for any losses it suffers as a result of Chiquita’s failure to perform its assumed obligations. The Company estimates its maximum exposure under the guarantee obligation is $15.7 million. In addition, Chiquita has delivered a letter of credit in an initial amount of $6.7 million to the Company as security for the performance of its assumed guarantee obligations. Consistent with the requirements of FIN 45, the Company has recorded an estimated liability of $2.5 million in its condensed consolidated balance sheet as of September 30, 2006.
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

2006 Quarter			Corporate and	Total Continuing
(In thousands)	Broadline	Customized	Intersegment	Operations

Net external sales	$864,516	$565,249	$—	$1,429,765
Intersegment sales	129	47	(176)	—
Total sales	864,645	565,296	(176)	1,429,765
Operating profit	18,558	7,125	(5,572)	20,111
Interest expense (income)	5,942	1,496	(7,044)	394
Loss (gain) on sale of receivables	2,977	745	(1,819)	1,903
Depreciation	4,818	1,580	68	6,466
Amortization	817	—	—	817
Capital expenditures	7,955	1,023	20	8,998

2005 Quarter			Corporate and	Total Continuing
(In thousands)	Broadline	Customized	Intersegment	Operations

	(Reclassified)		(Reclassified)
Net external sales	$856,383	$545,397	$—	$1,401,780
Intersegment sales	180	44	(224)	—
Total sales	856,563	545,441	(224)	1,401,780
Operating profit	16,982	6,484	(5,843)	17,623
Interest expense (income)	4,309	957	(4,942)	324
Loss (gain) on sale of receivables	2,405	675	(1,741)	1,339
Depreciation	4,316	1,308	76	5,700
Amortization	882	—	—	882
Capital expenditures	4,903	13,420	3	18,326

2006 Period			Corporate and	Total Continuing
(In thousands)	Broadline	Customized	Intersegment	Operations

Net external sales	$2,596,465	$1,750,820	$—	$4,347,285
Intersegment sales	398	167	(565)	—
Total sales	2,596,863	1,750,987	(565)	4,347,285
Operating profit	49,884	22,889	(20,410)	52,363
Interest expense (income)	16,843	4,455	(20,180)	1,118
Loss (gain) on sale of receivables	7,988	2,304	(4,890)	5,402
Depreciation	13,840	4,709	227	18,776
Amortization	2,523	—	—	2,523
Capital expenditures	30,610	3,656	233	34,499

2005 Period			Corporate and	Total Continuing
(In thousands)	Broadline	Customized	Intersegment	Operations

	(Reclassified)		(Reclassified)
Net external sales	$2,612,280	$1,669,042	$—	$4,281,322
Intersegment sales	483	160	(643)	—
Total sales	2,612,763	1,669,202	(643)	4,281,322
Operating profit	50,862	18,346	(20,208)	49,000
Interest expense (income)	12,172	1,601	(10,936)	2,837
Loss (gain) on sale of receivables	7,450	2,176	(6,046)	3,580
Depreciation	12,957	3,740	226	16,923
Amortization	2,693	—	—	2,693
Capital expenditures	14,139	42,437	109	56,685

Total assets by reportable segment and reconciliation to the condensed consolidated balance sheets are as follows:

(In thousands)	September 30, 2006	December 31, 2005

		(Reclassified)
Broadline	$894,030	$858,211
Customized	233,032	250,397
Corporate & Intersegment	191,338	193,567
Discontinued operations	3,108	10,115

Total assets	$1,321,508	$1,312,290

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Unless this Form 10-Q indicates otherwise or the context otherwise requires, the terms “we,” “our,” “us,” or “Performance Food Group” as used in this Form 10-Q refer to Performance Food Group Company and its subsidiaries other than those making up our former fresh-cut segment. References in this Form 10-Q to the 2006 and 2005 quarters and periods refer to our fiscal three month and nine month periods ended September 30, 2006 and October 1, 2005, respectively. The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q and our consolidated financial statements and the related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
On February 22, 2005, we signed a definitive agreement to sell all of our stock in the companies comprising our fresh-cut segment to Chiquita Brands International, Inc. As of that date, the fresh-cut segment met the criteria required under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to be accounted for as a discontinued operation. The following detailed discussion and analysis is representative of our continuing operations only. Refer to “Discontinued Operations” for analysis of our discontinued operations.
Overview
Our net sales from continuing operations in the 2006 quarter increased 2.0% compared to the 2005 quarter and increased 1.5% in the 2006 period compared to the 2005 period. Food price inflation was approximately 1.5% in the 2006 quarter and approximately 1% in the 2006 period. Sales in the quarter and period were impacted by our previously announced exit of certain multi-unit business and moderate sales growth in certain industry segments. Our gross margin percentage, which we define as gross profit as a percentage of sales, increased in both the 2006 quarter and period over the 2005 quarter and period primarily due to a more favorable sales mix as a result of growth in our higher margin street sales and the exit of certain multi-unit business in our Broadline segment, improvements related to our procurement initiatives and increased fuel surcharges in both segments. The operating expense ratio, which we define as operating expenses as a percentage of net sales, increased slightly in both the 2006 quarter and period over the 2005 quarter and period primarily due to our investment in new sales personnel in an effort to grow street sales in our Broadline segment, higher fuel costs in both segments and increased stock compensation costs in our Corporate segment, partially offset by favorable trends in our insurance costs.
Going forward, we will continue to be focused on managing the growth we are generating in our business, adding new capacity and driving operational improvements in each of our business segments. We continue to seek innovative means of servicing our customers to distinguish ourselves from others in the marketplace.
Results of Operations

	2006 Quarter		2005 Quarter		2006 Period		2005 Period
Net Sales		% of		% of		% of		% of
(In thousands)	Net Sales	Total	Net Sales	Total	Net Sales	Total	Net Sales	Total

Broadline	$864,645	60.5%	$856,563	61.1%	$2,596,863	59.7%	$2,612,763	61.0%
Customized	565,296	39.5%	545,441	38.9%	1,750,987	40.3%	1,669,202	39.0%
Intersegment*	(176)	—	(224)	—	(565)	—	(643)	—

Net sales from continuing operations	$1,429,765	100.0%	$1,401,780	100.0%	$4,347,285	100.0%	$4,281,322	100.0%

* Intersegment sales are sales between the segments, which are eliminated in consolidation.
Consolidated. In the 2006 quarter, net sales from continuing operations increased $28.0 million, or 2.0%, from the 2005 quarter. In the 2006 period, net sales from continuing operations increased $66.0 million, or 1.5%, from the 2005 period. We estimated that food product inflation was approximately 1.5% and 1% in the 2006 quarter and period, respectively. Both segments are discussed in more detail in the following paragraphs.
Broadline. In the 2006 quarter, Broadline net sales increased $8.1 million, or 0.9%, to $864.6 million, compared to $856.6 million in the 2005 quarter. In the 2006 period, Broadline net sales decreased $15.9 million, or 0.6%, compared to the 2005 period. We estimated that food price inflation of approximately 4.5% and 3% impacted Broadline’s net sales in the 2006 quarter and period, respectively. In the 2006 quarter, sales increased primarily due to increased street sales, partially offset by decreased sales to our multi-unit accounts as a result of the planned exit of certain lower margin multi-unit business. In the 2006 period, sales declined due to decreased sales to our multi-unit accounts, partially offset by growth in our street sales. Sales in the prior year quarter and period were negatively impacted by the effects of Hurricane Katrina.
Broadline net sales represented 60.5% and 61.1% of our net sales from continuing operations in the 2006 and 2005 quarters, respectively. Broadline net sales represented 59.7% and 61.0% of our net sales from continuing operations in the 2006 and 2005 periods, respectively. The decrease as a percentage of our net sales from continuing operations was due to the exit of certain multi-unit business, as noted above, and the increase in Customized sales, as described below.
Customized. In the 2006 quarter, Customized net sales increased $19.9 million, or 3.6%, to $565.3 million, compared to $545.4 million in the 2005 quarter. In the 2006 period, Customized net sales increased $81.8 million, or 4.9%, to $1.8 billion, compared to $1.7 billion in the 2005 period. The increase in both the 2006 quarter and period was due to continued growth with existing customers. We estimated that food price deflation of approximately 3% and 2% reduced our sales growth in the 2006 quarter and period, respectively. Customized net sales represented 39.5% and 38.9% of our net sales from continuing operations in the 2006 and 2005 quarters, respectively, and 40.3% and 39.0% of our net sales from continuing operations in the 2006 and 2005 periods, respectively. The increase in the 2006 quarter and period was due to continued growth with existing customers and a change in mix of Broadline sales, as discussed above.
Costs of goods sold
Consolidated. In the 2006 quarter, cost of goods sold increased $19.5 million, or 1.6%, to $1.2 billion. In the 2006 period, cost of goods sold increased $46.3 million, or 1.2%, to $3.8 billion, compared to $3.7 billion in the 2005 period. Cost of goods sold as a percentage of net sales, or the cost of goods sold ratio, was 86.4% in the 2006 quarter, compared to 86.7% in the 2005 quarter, and 86.8% in the 2006 period, compared to 87.0% in the 2005 period. The decrease in the cost of goods sold ratio was primarily the result of a shift in our customer mix in our Broadline segment to higher margin street sales, improvements related to our procurement initiatives and increased fuel surcharges in our Broadline and Customized segments.
Broadline. Our Broadline segment’s cost of goods sold as a percentage of net sales in the 2006 quarter and period decreased compared to the 2005 quarter and period due to a more favorable mix of growth in our higher margin street sales business, improvements made related to our procurement initiatives and increased fuel surcharges.
Customized. Our Customized segment’s cost of goods sold as a percentage of net sales in the 2006 quarter and period decreased compared to the 2005 quarter and period due to food price deflation and increased fuel surcharges.
Gross profit
In the 2006 quarter, gross profit from continuing operations increased $8.5 million, or 4.6%, to $194.4 million, compared to $185.9 million in the 2005 quarter. In the 2006 period, gross profit from continuing operations increased $19.6 million, or 3.5%, to $574.8 million, compared to $555.2 million in the 2005 period. Gross profit margin was 13.6% in the 2006 quarter, compared to 13.3% in the 2005 quarter, and 13.2% in the 2006 period, compared to 13.0% in the 2005 period. As noted above, the increase in the gross profit margin was driven by a more favorable mix of growth in our higher margin street sales, improvements related to our procurement initiatives and increased fuel surcharges.
Operating expenses
Consolidated. In the 2006 quarter, operating expenses increased $6.0 million, or 3.6%, to $174.2 million, compared to $168.2 million in the 2005 quarter. In the 2006 period, operating expenses increased $16.3 million, or 3.2%, to $522.4 million, compared to $506.2 million in the 2005 period. Operating expenses as a percentage of net sales was 12.2% in the 2006 quarter, compared to 12.0% in the 2005 quarter, and 12.0% in the 2006 period, compared to

11.8% in the 2005 period. Operating expenses were impacted by increased personnel costs in our Broadline segment due to our investment in street sales personnel, our continued investment in information technology in our Broadline segment, increased fuel costs in both segments and increased stock compensation costs in our corporate segment, partially offset by favorable trends in insurance costs.
Broadline. Our Broadline segment’s operating expenses increased as a percentage of sales in the 2006 quarter and period from the 2005 quarter and period. The increase in the operating expense ratio in the 2006 quarter and period was due to the investment in new sales personnel related to our initiative to grow street sales, the costs associated with the planned exit of certain multi-unit business, our continued investment in information technology and increased fuel costs, partially offset by favorable trends in insurance costs.
Customized. Our Customized segment’s operating expenses as a percentage of sales increased in the 2006 quarter and period from the 2005 quarter and period primarily due to increased fuel costs, partially offset by favorable trends in insurance costs and the lapping of start-up costs in connection with the opening of our Indiana facility.
Corporate. Our Corporate segment’s operating expenses decreased in the 2006 quarter compared to the 2005 quarter primarily as a result of decreased associate-related compensation, partially offset by increased stock compensation expense. Our Corporate segment’s operating expenses increased in the 2006 period compared to the 2005 period, primarily as a result of increased stock compensation expense, partially offset by the lapping of costs incurred in connection with our previously disclosed Audit Committee investigation in the 2005 first quarter.
Operating Profit

	2006 Quarter		2005 Quarter		2006 Period		2005 Period
Operating Profit	Operating	% of	Operating	% of	Operating	% of	Operating	% of
(In thousands)	Profit	Sales	Profit	Sales	Profit	Sales	Profit	Sales

Broadline	$18,558	2.1%	$16,982	2.0%	$49,884	1.9%	$50,862	1.9%
Customized	7,125	1.3%	6,484	1.2%	22,889	1.3%	18,346	1.1%
Corporate	(5,572)	—	(5,843)	—	(20,410)	—	(20,208)	—

Operating profit from continuing operations	$20,111	1.4%	$17,623	1.3%	$52,363	1.2%	$49,000	1.1%

Consolidated. In the 2006 quarter, operating profit from continuing operations increased $2.5 million, or 14.1%, to $20.1 million, compared to $17.6 million in the 2005 quarter. In the 2006 period, operating profit from continuing operations increased $3.4 million, or 6.9%, to $52.4 million, compared to $49.0 million in the 2005 period. Operating profit margin, defined as operating profit as a percentage of net sales, was 1.4% in the 2006 quarter, compared to 1.3% in the 2005 quarter, and 1.2% in the 2006 period, compared to 1.1% in the 2005 period. The consolidated operating profit margin in the 2006 quarter and period was positively impacted by procurement initiatives, favorable trends in insurance costs and the ability to leverage new capacity in our Customized segment, partially offset by the investment in our Broadline sales force and increased stock compensation expense.
Broadline. Our Broadline segment’s operating profit margin was 2.1% in the 2006 quarter, compared to 2.0% in the 2005 quarter, and 1.9% in the 2006 and 2005 periods. Operating profit margin in the 2006 quarter and period was positively impacted by procurement initiatives, improved operating efficiencies and favorable trends in insurance costs, partially offset by our investment in new street sales personnel and the costs associated with the planned exit of certain multi-unit business. Operating profit in the 2005 quarter and period was negatively impacted by the effects of Hurricane Katrina.
Customized. Our Customized segment’s operating profit margin was 1.3% in the 2006 quarter, compared to 1.2% in the 2005 quarter, and 1.3% in the 2006 period, compared to 1.1% in the 2005 period. Operating profit margin in the 2006 quarter and period was positively impacted by the ability to leverage our new capacity to more efficiently serve our existing customer base and favorable trends in insurance costs.

Other (expense) income, net
Other expense, net, was $1.4 million in the 2006 quarter, compared to other income, net, of $1.6 million in the 2005 quarter. Other expense, net, was $4.6 million in the 2006 period, compared to $2.4 million in the 2005 period. Included in other expense (income), net, was interest expense of $0.4 million and $0.3 million in the 2006 and 2005 quarters, respectively, and $1.1 million and $2.8 million in the 2006 and 2005 periods, respectively. The increase from the 2005 quarter was due to higher interest rates in the 2006 quarter. The decrease from the 2005 period was due to reduced borrowings under our revolving credit facility, partially offset by higher interest rates. Also included in other (expense) income, net, was interest income of $0.8 million and $3.2 million in the 2006 and 2005 quarters, respectively, and $1.7 million and $3.7 million in the 2006 and 2005 periods, respectively. The decrease from the 2005 quarter and period was due to a decline in outstanding investments as the balance of the proceeds from the sale of the companies comprising our former fresh-cut segment was used to repurchase stock during the second and third quarters of 2005 and the first quarter of 2006. Other (expense), income, net, also included losses on the sale of the undivided interest in receivables of $1.9 million and $1.3 million in the 2006 and 2005 quarters, respectively, and $5.4 million and $3.6 million in the 2006 and 2005 periods, respectively. These losses are related to our receivables purchase facility, referred to as the Receivables Facility, and represent the discount from the carrying value that we incur from our sales of undivided interests in our receivables to the financial institution. The increase from the 2005 quarter and period was due to higher interest rates on the Receivables Facility. The Receivables Facility is discussed below in “Liquidity and Capital Resources.”
Income tax expense
Income tax expense from continuing operations was $6.6 million in the 2006 quarter, compared to $7.3 million in the 2005 quarter, and $17.8 million in the 2006 and 2005 periods. As a percentage of earnings before income taxes, the provision for income taxes from continuing operations was approximately 35.1% in the 2006 quarter, compared to 38.0% in the 2005 quarter, and 37.2% in the 2006 period, compared to 38.2% in the 2005 period. The decrease in the effective tax rate in 2006 compared to 2005 was primarily due to the reduction of accruals for tax contingencies as the statute of limitations for the periods under audit expired during the third quarter. We expect our effective tax rate from continuing operations to be approximately 38.0% for the 2006 full year.
Earnings from continuing operations
In the 2006 quarter, earnings from continuing operations increased $0.3 million, or 2.2%, to $12.2 million, compared to $11.9 million in the 2005 quarter. In the 2006 period, earnings from continuing operations increased $1.2 million, or 4.1%, to $30.0 million, compared to $28.8 million in the 2005 period. Earnings as a percentage of net sales were 0.9% and 0.8% in the 2006 and 2005 quarters, respectively, and 0.7% in the 2006 and 2005 periods.
Diluted net earnings per common share
Diluted net earnings per common share from continuing operations, or EPS, is computed by dividing earnings from continuing operations available to common shareholders by the weighted average number of common shares and dilutive potential common shares outstanding during the period. In the 2006 quarter, diluted EPS from continuing operations increased $0.07 to $0.35, from $0.28 in the 2005 quarter. In the 2006 period, diluted EPS from continuing operations increased $0.23 to $0.86, from $0.63 in the 2005 period. The increases in the 2006 quarter and period were primarily a result of approximately 19% and 24% fewer shares outstanding in the 2006 quarter and period, respectively, due to the completion of our previously announced stock repurchase programs during the third and fourth quarters of 2005 and the first quarter of 2006.
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

Cash and cash equivalents totaled $76.0 million at September 30, 2006, a decrease of $23.4 million from December 31, 2005. The decrease was due to cash used in investing activities of $34.2 million and cash used in financing activities of $40.8 million, partially offset by cash provided by operating activities of $45.2 million. Cash flows from discontinued operations provided $6.3 million, consisting primarily of cash provided by changes in discontinued assets and liabilities. Operating, investing and financing activities of our continuing operations are discussed below.
Operating activities of continuing operations
In the 2006 period, we generated cash from operating activities of $45.2 million, compared to $67.7 million in the 2005 period. In the 2006 period, an increase in accounts payable and income taxes, partially offset by an increase in our accounts receivable, inventories, prepaid expenses and other current assets and a decrease in accrued expenses were the main factors contributing to the cash provided by operating activities. In the 2005 period, an increase in accounts payable and accrued expenses, partially offset by an increase in our inventory and accounts receivable, were the main factors contributing to the cash provided by operating activities.
Investing activities of continuing operations
During the 2006 period, we used $34.2 million for investing activities, compared to $59.7 million in the 2005 period. Investing activities include the acquisition of businesses and additions to and disposals of property, plant and equipment. Capital expenditures were $34.5 million in the 2006 period and $56.7 million in the 2005 period. In the 2006 period, capital expenditures totaled $30.6 million in our Broadline segment, $3.7 million in our Customized segment and $0.2 million in our Corporate segment. We expect our total 2006 capital expenditures to range between $55 million and $60 million.
In the 2005 period, net cash paid for acquisitions consisted of $3.3 million related to contractual obligations in the purchase agreements for companies we acquired from 2002 to 2004. Of this amount, approximately $1.3 million was accrued, with a corresponding increase to goodwill, in our 2004 fourth quarter.
Financing activities of continuing operations
During the 2006 period, we used $40.8 million for financing activities, compared to $522.1 million in the 2005 period. In the 2006 period, utilizing a portion of the net proceeds received from the sale of the fresh-cut segment, we used $39.6 million of cash, including transaction costs, to repurchase 1.5 million shares of our outstanding common stock to complete our $100 million share repurchase program. In the 2005 period, utilizing a portion of the net proceeds received from the sale of the fresh-cut segment, we used $301.2 million of cash, including transaction costs, to repurchase 10.1 million shares of our outstanding common stock using a modified “Dutch Auction” tender offer, and we repaid $210.0 million of borrowings outstanding under our previous revolving credit facility. See Note 9 to our unaudited condensed consolidated financial statements for details of our share repurchase and retirement programs.
Checks in excess of deposits decreased by $9.9 million in the 2006 period and $21.9 million in the 2005 period. Checks in excess of deposits represent checks that we have written that are not yet cashed by the payee and in total exceed the current available cash balance at the respective bank. The decrease in checks in excess of deposits in the 2006 period was related to timing of cash payments.
Our $400 million senior revolving credit facility (the “Credit Facility”) expires in 2010 and bears interest at a floating rate equal to, at our election, the agent bank’s prime rate or a spread over LIBOR. This rate varies based upon our leverage ratio, as defined in the credit agreement. The Credit Facility has an annual commitment fee, ranging from 0.125% to 0.225% of the average daily unused portion of the total facility, based on our leverage ratio, as defined in the credit agreement. The Credit Facility also requires the maintenance of certain financial ratios, as defined in the credit agreement, and contains customary events of default. The Credit Facility allows for the issuance of up to $100.0 million of standby letters of credit, which reduce borrowings available under the Credit Facility. At September 30, 2006, we had no borrowings outstanding, $48.1 million of letters of credit outstanding and $351.9 million available under the Credit Facility, subject to compliance with customary borrowing conditions.

Our associates who exercised stock options and purchased our stock under the Stock Purchase Plan provided $7.5 million of proceeds in the 2006 period, compared to $11.5 million of proceeds in the 2005 period.
We believe that our cash flows from operations, borrowings under our Credit Facility and the sale of undivided interests in receivables under the Receivables Facility, discussed below, will be sufficient to fund our operations and capital expenditures for the foreseeable future. However, we will likely require additional sources of financing to the extent that we make additional acquisitions.
Stock Based Compensation
Prior to January 1, 2006, we accounted for our stock incentive plans and our Stock Purchase Plan using the intrinsic value method of accounting provided under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and related interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”), under which no compensation expense was recognized for stock option grants and issuances of stock pursuant to our Stock Purchase Plan. Share-based compensation was a pro forma disclosure in the financial statement footnotes and continues to be provided for periods prior to fiscal 2006.
Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, (“SFAS 123(R)”), using the modified-prospective transition method. Under this transition method, compensation cost recognized in fiscal 2006 includes: 1) compensation cost for all share-based payments granted through December 31, 2005, but for which the requisite service period had not been completed as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and 2) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.
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
The total share-based compensation cost recognized in operating expenses in our condensed consolidated statements of earnings was $1.3 million and $0.4 million in the 2006 and 2005 quarters, respectively, and $3.6 million and $0.7 million in the 2006 and 2005 periods, respectively, which represents the expense associated with our stock options, restricted stock and shares purchased under the Stock Purchase Plan. The income tax benefit recognized in excess of the tax benefit related to the compensation cost incurred was $0.1 million and $1.9 million for the 2006 and 2005 quarters, respectively, and $1.6 million and $2.4 million for the 2006 and 2005 periods, respectively.
At September 30, 2006, there was $4.4 million and $8.9 million of total unrecognized compensation cost related to outstanding stock options and restricted stock, respectively, which will be recognized over the remaining weighted average vesting periods of 3.2 and 3.0 years, respectively.
As a result of adopting SFAS 123(R) on January 1, 2006, our earnings before income taxes and net earnings for the 2006 quarter were $0.3 million and $0.2 million lower, respectively, than if we had continued to account for share-based compensation under APB 25. Our earnings before income taxes and net earnings for the 2006 period were $1.6 million and $1.0 million lower, respectively, than if we had continued to account for share-based compensation under APB 25. Basic and diluted earnings from continuing operations per share for the 2006 quarter would have been $0.36 if we had not adopted SFAS 123(R), compared to reported basic and diluted earnings from continuing operations per share of $0.35. Basic and diluted earnings from continuing operations per share for the 2006 period would have been $0.90 and $0.89, respectively, if we had not adopted SFAS 123(R), compared to reported basic and diluted earnings from continuing operations per share of $0.87 and $0.86, respectively.
Discontinued Operations
In the second quarter of 2005, we sold all our stock in the subsidiaries that comprised our fresh-cut segment to Chiquita Brands International, Inc. for $860.6 million and recorded a net gain of approximately $186.7 million, net of approximately $76.2 million in net tax expense. Of the net gain, approximately $5.7 million represents post closing adjustments occurring after the initial gain was calculated upon closing of the transaction primarily related to final tax basis calculations. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), depreciation and amortization were discontinued beginning February 23, 2005, the day after we entered into a definitive agreement to sell our fresh-cut segment. This resulted in a reduction of pre-tax expense of approximately $12.8 million, or $0.18 per share diluted, for the 2005 period. During the 2006 quarter and period, the net gain on sale was decreased by $132,000 and $150,000, respectively, as a result of post-closing adjustments related to the working capital finalization and tax return reconciliations.
Loss from discontinued operations for the 2005 quarter, excluding gain on sale, was $1.1 million, consisting entirely of additional income tax expense. During the 2005 quarter, we recorded an additional $0.6 million in gain on sale of our discontinued operations. Earnings from discontinued operations for the 2005 period, excluding gain on sale, were $18.5 million, net of taxes of $14.2 million. In accordance with Emerging Issues Task Force No. 87-24, Allocation of Interest to Discontinued Operations, we allocated to discontinued operations certain interest expense on debt that was required to be repaid as a result of the sale and a portion of interest expense associated with our revolving credit facility and subordinated convertible notes. The allocation percentage was calculated based on the ratio of net assets of the discontinued operations to consolidated net assets. Interest expense allocated to discontinued operations in the 2005 period totaled $3.2 million.
Off Balance Sheet Activities
At September 30, 2006, securitized accounts receivable under our Receivables Facility, which expires on June 25, 2007, totaled $227.9 million, including $130.0 million sold to the financial institution and derecognized from our condensed consolidated balance sheet. Total securitized accounts receivable includes our residual interest in the accounts receivable, referred to as the Residual Interest, of $97.9 million. The Residual Interest represents our retained interest in the receivables held by PFG Receivables Corporation. We measure the Residual Interest using the estimated discounted cash flows of the underlying accounts receivable, based on estimated collections and a discount rate approximately equivalent to our incremental borrowing rate. The loss on sale of undivided interest in receivables of $1.9 million and $1.3 million in the 2006 and 2005 quarters, respectively, and $5.4 million and $3.6 million in the 2006 and 2005 periods, respectively, was included in other (expense) income, net, in our consolidated statements of earnings and represents our cost of securitizing those receivables with the financial institution. See Note 7 to our condensed consolidated financial statements for further discussion of our Receivables Facility. In addition, our 2005 Annual Report on Form 10-K contains a discussion of why our Receivables Facility is considered off balance sheet financing and describes other activities, which may be defined as off balance sheet financing.
Business Combinations
During the 2005 quarter and period, we paid approximately $2.0 million and $3.3 million, respectively, related to contractual obligations in the purchase agreements for companies we acquired from 2002 to 2004. Of this amount, approximately $1.3 million was accrued, with a corresponding increase to goodwill, in our 2004 fourth quarter.
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
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 was issued to provide interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 will be effective for our December 30, 2006 financial statements. We are currently assessing the impact of SAB 108 on our consolidated financial position and results of operations.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risks.
Our primary market risks are related to fluctuations in interest rates and changes in commodity prices. Our primary interest rate risk is from changing interest rates related to our outstanding debt. We currently manage this risk through a combination of fixed and floating rates on these obligations. As of September 30, 2006, our total debt of $12.4 million, including capital lease obligations of $9.0 million, consisted entirely of fixed rate debt. In addition, our Receivables Facility has a floating rate based upon a 30-day commercial paper rate and our revolving credit facility, which we currently have no outstanding borrowings on, is based on LIBOR. A 100 basis-point increase in market interest rates on all of our floating-rate debt and our Receivables Facility would result in a decrease in net earnings and cash flows of approximately $0.8 million per annum, holding other variables constant.
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
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We did not repurchase any shares of our common stock during the quarter ended September 30, 2006.
Item 3. Defaults Upon Senior Securities.
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.
Item 5. Other Information.
     None.
Item 6. Exhibits

10.36	Amendment No. 3 to Rights Agreement dated September 8, 2006 between Performance Food Group Company and Bank of New York, as subsequent Rights Agent.

15	Letter regarding unaudited information from KPMG LLP.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PERFORMANCE FOOD GROUP COMPANY

By:	/s/ John D. Austin
John D. Austin
Senior Vice President and Chief Financial Officer

Date: November 7, 2006