Form 10-K
period 2006-12-30
PERFORMANCE FOOD GROUP CO
filed 2007-02-27
CIK 908254

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No.: 0-22192
PERFORMANCE FOOD GROUP COMPANY
(Exact Name Of Registrant As Specified In Its Charter)

Tennessee	54-0402940

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

12500 West Creek Parkway Richmond, Virginia	23238

(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code:
(804) 484-7700
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.01 par value per share Rights to Purchase Preferred Stock	Nasdaq Global Select Market Nasdaq Global Select Market
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☑ Yes     ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes     ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes     ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
☑ Large accelerated filer     ☐ Accelerated filer     ☐ Non-accelerated filer
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes     ☑ No
The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2006 was $1,032,912,921. The market value calculation was determined using the closing sale price of the registrant’s common stock on June 30, 2006 as reported by the Nasdaq Stock Market.
Shares of common stock outstanding on February 21, 2007 were 34,995,932.
DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K	Documents from which portions are incorporated by reference
Part III	Portions of the registrant’s Proxy Statement relating to the registrant’s Annual Meeting of Shareholders to be held on May 15, 2007 are incorporated by reference into Items 10, 11, 12, 13 and 14.

PERFORMANCE FOOD GROUP COMPANY
Unless this Form 10-K indicates otherwise or the content otherwise requires, the terms “we,” “our” or “Performance Food Group” as used in this Form 10-K refer to Performance Food Group Company and its subsidiaries. References in this Form 10-K to the years 2007, 2006, 2005, 2004, 2003 and 2002 refer to our fiscal years ending or ended December 29, 2007, December 30, 2006, December 31, 2005, January 1, 2005, January 3, 2004 and December 28, 2002, respectively, unless otherwise expressly stated or the context otherwise requires. We use a 52/53-week fiscal year ending on the Saturday closest to December 31. Consequently, we periodically have a 53-week fiscal year. Our 2003 fiscal year was a 53-week year. The following discussion and analysis should be read in conjunction with “Selected Consolidated Financial Data” and our consolidated financial statements and the related notes included elsewhere in this Form 10-K.
Forward-Looking Statements
This Form 10-K and the documents incorporated by reference herein contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements, which are based on assumptions and estimates and describe our future plans, strategies and expectations, are generally identifiable by the use of the words “anticipate,” “will,” “believe,” “estimate,” “expect,” “intend,” “seek,” “should” or similar expressions. These forward-looking statements may address, among other things, our anticipated earnings, capital expenditures, contributions to our net sales by acquired companies, sales momentum, customer and product sales mix, expected efficiencies in our business and our ability to realize expected synergies from acquisitions. These forward-looking statements are subject to risks, uncertainties and assumptions. Important factors that could cause actual results to differ materially from the forward-looking statements we make or incorporate by reference in this Form 10-K are described under “Item 1A. Risk Factors”.
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
PART I
Item 1. Business.
The Company and its Business Strategy
Performance Food Group, a Tennessee corporation, was founded in 1987 through the combination of various foodservice businesses and has grown internally through increased sales to existing and new customers and through acquisitions of existing businesses. Further discussion of acquisitions is contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Combinations.” Performance Food Group is the nation’s third largest Broadline foodservice distributor based on 2006 net sales. We market and distribute over 68,000 national and proprietary brand food and non-food products to over 41,000 customers. Our extensive product line and distribution system allow us to service both of the major customer types in the foodservice or “food-away-from-home” industry: “street” foodservice customers, which include independent restaurants, hotels, cafeterias, schools, healthcare facilities and other institutional customers, and multi-unit, or “chain,” customers, which include regional and national casual and family dining, quick-service restaurants and other institutional customers.
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
Broadline
Our Broadline distribution segment markets and distributes more than 65,000 national and proprietary brand food and non-food products to more than 41,000 customers, including street customers, such as independent restaurants, and certain corporate-owned and franchisee locations of chains such as Burger King, Church’s, Compass, Popeye’s, Subway and Zaxby’s. In the Broadline distribution segment, we determine our product mix, distribution routes and delivery schedules to accommodate the needs of a large number of customers whose individual purchases vary in size. Broadline distribution customers are generally located within 250 miles from one of our 19 Broadline distribution facilities, which serve customers in the Eastern, Midwestern, Northeastern, Southern and Southeastern United States.
Customized
Our Customized distribution segment focuses on serving casual and family dining chain restaurants such as Cracker Barrel Old Country Store, Outback Steakhouse, Ruby Tuesday and T.G.I. Friday’s. We believe that these customers generally prefer a centralized point of contact that facilitates item and menu changes, tailored distribution routing and customer service. We generally can service these customers more efficiently than our Broadline distribution customers because we warehouse only those stock keeping units, or SKUs, specific to our Customized customers, and we make larger, more consistent deliveries over a much broader geography. We have eight Customized distribution facilities located nationwide. Customized services 14 restaurant chains nationwide and three restaurant chains internationally.
Growth Strategies
Our business strategy is to grow our foodservice distribution businesses through both internal growth and acquisitions and to improve our operating profit margin through various key initiatives described below. We believe that we have the resources and competitive advantages to maintain our strong internal growth and that we are well positioned to take advantage of any future consolidation occurring in our industry.
Our key growth strategies are as follows:
Increase sales to street customers. Within our Broadline segment, we are focusing on increasing sales to street customers, such as independent restaurants, which typically utilize more of our proprietary brands and value-added services. Sales to these customers typically generate higher operating margins than sales to our chain customers. We are focusing on increasing our penetration of the street customer base by leveraging our broad range of products and value-added services and by continuing to invest in enhancing the quality of our sales force through improvements in our hiring and training efforts and in our utilization of technology. Our training program and sales compensation systems are designed to encourage our sales force to grow sales to new and existing street customers. We are also focused on hiring more outside sales representatives to service independent restaurants and remain vigilant in our hiring, training and retention practices. We have implemented a common assessment tool to evaluate prospective sales candidates and a training program staffed by regional sales associates and training managers at each location.
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
We are also focused on increasing sales of our proprietary brands and believe that our proprietary brands, which include AFFLAB, Bay Winds, Brilliance, Empire’s Treasure, First Mark, Guest House, Heritage Ovens, PFG Custom Meats, Pocahontas, Raffinato, Ridgecrest Culinary, Silver Source, Village Garden and West Creek, offer customers greater value than national brands. We believe that as we continue to grow our scale of operations and sales of our proprietary brands, these sales can generate higher margins than comparable national brands. We seek to increase our sales of proprietary brands through our sales force training program and sales compensation systems.
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
Improve operating efficiencies through systems and technology. We seek to continually increase our operating efficiencies and competitive advantage by investing in training and technology-related initiatives to provide increased productivity and advanced customer services. These initiatives include our Foodstar® software, which handles order and procurement management throughout our Broadline distribution centers. Most of our Customized segment customers use our Internet-based ordering system, PFG-Connection, to place orders, make product inquiries and view purchase histories. Additionally, PFG-Connection provides customers with a Web-based e-catalog for viewing pictures of table-top items, smallwares and disposables. Our other initiatives include an automated warehouse management system that uses radio-frequency barcode scanning for inventory put-away and selection and computerized truck routing systems. In addition, we have an on-line ordering system that provides customers real-time access to order placement, product information, inventory levels and their purchasing histories. We have implemented standard productivity systems and measurement tools which allow us to improve our selection rates and accuracy while reducing our overall warehouse costs as a percentage of sales. We completed deployment of a GPS based computer system for our truck fleet that will improve productivity and improve our service levels. We also have implemented a centralized inbound logistics system that optimizes consolidated deliveries from our suppliers.
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
Street Customers
Our Broadline segment services our street customers, which include independent restaurants, hotels, cafeterias, schools, healthcare facilities and other institutional customers. We seek to increase our sales to street customers because, despite the generally higher selling and delivery costs that we incur in servicing these customers, street customers typically utilize more of our proprietary brands and value-added services. Sales to street customers are typically at higher price points than sales to chain customers due to the higher costs involved in those sales. As of December 30, 2006, our Broadline segment supported sales to street customers with over 1,050 sales and marketing representatives and product specialists. Our sales representatives service customers in person, by telephone and through the Internet, accepting and processing orders, reviewing account balances, disseminating new product information and providing business assistance and advice where appropriate. Sales representatives are generally compensated through a combination of salary and commission based on factors relating to tenure, profitability and collections. These representatives typically use laptop computers to assist customers by entering orders, checking product availability and pricing and developing menu-planning ideas on a real-time basis.
Chain Customers
Both our Broadline and Customized segments service chain customers. Our principal chain customers are franchisees and corporate-owned units of casual and family dining and quick-service restaurants. Our Broadline segment customers include numerous locations of Burger King, Church’s, Compass, KFC, Popeye’s, Subway and Zaxby’s quick-service restaurants. Our Customized segment customers include casual and family dining restaurant concepts, such as Carrabba’s Italian Grill, Cracker Barrel, Logan’s, Outback Steakhouse, Ruby Tuesday and T.G.I. Friday’s. Our sales programs to chain customers are tailored to the individual customer and include a more specialized product offering than the sales programs to our street customers. Sales to chain customers are typically higher volume, lower gross margin sales, which require fewer, but larger deliveries than those to street customers. These programs offer operational and cost efficiencies for both the customer and us, which can help compensate for the lower gross margins. Dedicated account representatives are responsible for managing the overall chain customer relationship, including ensuring complete order fulfillment and customer satisfaction. Members of senior management assist in identifying potential new chain customers and managing long-term account relationships. Two of our chain customers, Outback Steakhouse, Inc. (OSI) and CRBL Group, Inc. (CRBL), account for a significant portion of our consolidated net sales. Net sales to OSI accounted for 13% of our consolidated net sales for both 2006 and 2005 and 14% of our consolidated net sales for 2004. Net sales to CRBL accounted for 11% of our consolidated net sales for each of 2006, 2005 and 2004. No other chain customer accounted for more than 8% of our consolidated net sales in 2006, 2005 or 2004.
Products and Services
We distribute more than 68,000 national and proprietary brand food and non-food products to over 41,000 customers. These products include a broad selection of center-of-the-plate entrées, canned and dry groceries, frozen foods, refrigerated and dairy products, paper products and cleaning supplies, produce, restaurant equipment and other supplies. We also provide our customers with value-added services in the normal course of providing full-service distributor services.
Proprietary brands
We offer our customers an extensive line of products under our proprietary brands, including AFFLAB, Bay Winds, Brilliance, Empire’s Treasure, First Mark, Guest House, Heritage Ovens, PFG Custom Meats, Pocahontas, Raffinato, Ridgecrest Culinary, Silver Source, Village Garden and West Creek. The Pocahontas brand name has been recognized in the food industry for over 100 years. Products offered under our proprietary brands include canned and dry groceries, tabletop sauces, meat, baked goods, shortenings and oils, among others. In 2006, we introduced PFG-procured and branded fresh produce and we will continue to enhance our branded product offering based on customer preferences and data analysis using our data warehouse. Our proprietary brands enable us to offer customers an alternative to comparable national brands across a wide range of products and price points. For example, the Raffinato brand consists of a line of premium pastas, cheeses, tomato products, sauces and oils tailored for the Italian foods market, while our Empire’s Treasure brand consists of high-quality frozen seafood. We seek to increase the sales of our proprietary brands, as they can provide higher margins than comparable national brand products. We also believe that sales of our proprietary brands can help to promote customer loyalty.
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
Value-added services
As part of developing and strengthening our customer relationships, we provide some of our customers with value-added services including assistance in new product introductions, inventory management and improving efficiency. As described below, we also provide procurement and merchandising services to approximately 400 independent foodservice distributor facilities and approximately 500 independent paper and janitorial supply distributor facilities, as well as to our own distribution network. These procurement and merchandising services include negotiating vendor supply agreements and providing quality assurance services related to our proprietary and national brand products.

The following table sets forth the percentage of our consolidated net sales by product and service category in 2006, 2005 and 2004:

	Percentage of Net Sales (1)
	2006	2005	2004
Center-of-the-plate	41%	42%	42%
Canned and dry groceries	18	18	18
Frozen foods	17	17	17
Refrigerated and dairy products	10	10	10
Paper products and cleaning supplies	7	7	7
Produce	4	3	4
Procurement, merchandising and other services	2	2	1
Equipment and supplies	1	1	1

Total	100%	100%	100%

(1)	2004 amounts have been restated to remove discontinued operations to conform with the 2006 and 2005 presentation.
Information Systems
In our Broadline segment, 17 of our 19 distribution operations currently manage the ordering, receiving, procurement, warehousing and delivery of products through FoodStar®, our supply-chain management software. FoodStar® enables us to manage our core supply chain processes including order-to-cash, procure-to-pay, and receiving-to-shipment. This software also contains financial modules that assist in the timely and accurate financial reporting by our subsidiaries to our corporate headquarters. Through implementation of standardized product and vendor identifiers, we have significantly improved our ability to manage our product categories and leverage our purchasing volume across our distribution network.
Sales & Margin Management. Our sales force is equipped with mobile, real-time, customer order-processing software that enables our sales representatives to maximize sales and customer service. In addition, we provide our customers with an internet-based ordering system that enables on-demand customer access to order placement, product information, inventory levels and purchasing histories twenty-four hours a day, seven days a week. We continue to enhance and upgrade these sales capabilities to address the ever-changing demands and needs of our customers. Along with this, we have implemented industry leading pricing software to improve business-to-business pricing, segmentation and analysis.
Warehouse Management. Our automated warehouse management system, one of our flagship systems, uses wireless radio-frequency barcode scanning for inventory put-away, selection and computerized truck routing systems. This technology has greatly enhanced productivity by reducing errors in inventory put-away and selection. To complement this, we completed the implementation of standard productivity systems and activity-based measurement tools, which enables us to track employee productivity and improve our selection rates and accuracy, while reducing our overall warehouse costs as a percentage of sales.
Logistics. All of our Broadline distribution locations now use a centralized enterprise truck-routing solution. For inbound freight we use a centralized inbound logistics system that optimizes consolidated deliveries from our suppliers. We completed deployment of a GPS-based on board computer system for our truck fleet that optimizes the distribution routes traveled by our trucks by reducing excess mileage, optimizes fuel consumption, providing point in time tracking of trucks, monitoring and managing service levels and improves the timeliness of customer deliveries. We are currently deploying fleet management solutions to improve overall fleet maintenance, efficiency and safety.
Business Intelligence. We continue to focus heavily on business intelligence through centralized data warehousing and reporting technologies. We are dedicated to deploying enterprise solutions which support operational excellence, enable consolidated access to critical data, provide visibility and management of enterprise key performance indicators and provide standardized metrics and measurements across the enterprise.
Additionally, we have taken extensive steps to ensure the availability of our systems for our Broadline customers, associates and suppliers. We maintain a separate datacenter in a suburb of Dallas, TX, that hosts our backup systems for our mission critical applications that are currently housed in our corporate location datacenter. We continually evaluate our systems-related disaster recovery needs and adjust our plans accordingly. Our wide area network is engineered to take maximum advantage of this high availability environment, allowing everyone to connect, based on role, regardless of location, without business interruption.

In our Customized segment, we use a similar supply-chain management software platform managed and located at our Customized headquarters in Lebanon, Tennessee. This software has been tailored to manage large national accounts, multiple warehouses and centralized purchasing, payables and receivables. Our Customized segment uses a nationally recognized purchasing system for product procurement. This segment also has a warehouse management system that utilizes barcode technology to improve inventory receiving, put-away, replenishment and warehouse tracking. Our Customized segment also uses a truck-routing system that determines the most efficient method of delivery for our nationwide delivery system.
Most of our Customized segment customers use our internet-based ordering system, PFG-Connection, to place orders, make product inquiries and view purchase histories. A real-time, customer order-processing system allows our customers and customer service representatives to review and correct orders online. This software has allowed our customers to reduce costs through improved order accuracy.
In our Corporate segment, we use a financial systems suite that includes general ledger, accounts payable and fixed asset modules. In addition, we utilize software for financial consolidations. We are currently deploying enterprise document management and imaging capabilities to improve operational efficiencies, reduce document storage costs and increase overall service levels. In the human resources area, we use a common human resources suite, including human capital management, benefits and payroll modules in our Broadline, Customized and Corporate segments. We are focusing on providing performance management, associate learning management and training solutions that empower our associates and drive operational excellence. Additionally, we have built a high-availability, fully redundant application environment to support our most critical systems and to maintain continuous availability for our operations through application hardware, network, server and telecommunications configurations and fail-over technologies.
Suppliers and Purchasing
Our Broadline and Customized segments obtain products from large national and regional food manufacturers, consumer products companies, meat processors and produce shippers, as well as from local suppliers, food brokers and merchandisers. We seek to enhance our purchasing power through volume purchasing. Although each of our subsidiaries are generally responsible for placing its own orders and can select the products that appeal to its own customers, we encourage each subsidiary to participate in company-wide purchasing programs, which enable it to take advantage of our consolidated purchasing power. We were not dependent on a single source for any significant item and no third-party supplier represented more than 3% of our total product purchases during 2006.
Our wholly owned subsidiary known as Progressive Group Alliance (formerly Pocahontas Foods, USA) selects foodservice products for our Brilliance, Colonial Tradition, Healthy USA, Pocahontas, Premium Recipe and Raffinato brands and markets these brands, as well as nationally branded foodservice products, through our own distribution operations to approximately 400 independent foodservice distributor facilities nationwide. For our services, we receive marketing fees paid by suppliers. Approximately 3,200 of the products sold through Progressive Group Alliance are sold under our proprietary brands. Approximately 500 suppliers, located throughout the United States, supply products through the Progressive Group Alliance distribution network. Because Progressive Group Alliance negotiates purchase agreements on behalf of its independent distributors as a group, the distributors that utilize Progressive Group Alliance’s procurement and merchandising group can enhance their purchasing power.
Operations
Our subsidiaries have certain autonomy in their operations, subject to overall corporate management controls and guidance. Our corporate management provides centralized direction in the areas of strategic planning, category management, operations management, sales management, general and financial management, human resources and information systems strategy and development. Although individual marketing efforts are undertaken at the subsidiary level, our name recognition in the foodservice business is based on both the trade names of our individual subsidiaries and the Performance Food Group name. Each subsidiary has primary responsibility for its own human resources, governmental compliance programs, accounting, billing and collections. Financial information reported by our subsidiaries is consolidated and reviewed by our corporate management.
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
The following table summarizes certain information for our principal operating locations:

			Approx.
			Number of
			Customer
			Locations
		Location of	Currently
Name of Subsidiary/Division	Principal Region(s)	Facilities	Served	Major Customers
Broadline:

AFFLINK	Nationwide	Tuscaloosa, AL	500	Independent paper distributors

PFG — AFI Foodservice	New Jersey and New	Elizabeth, NJ	3,800	Restaurants, healthcare
	York City metropolitan area			facilities and schools

PFG — Batesville	Mississippi	Batesville, MS	1,600	Restaurants, healthcare
				facilities and schools

PFG — Caro Foods	South	Houma, LA	1,600	Church’s, Copeland’s,
				Popeye's and other
				restaurants, healthcare
				facilities and schools

PFG — Carroll County Foods	Baltimore, MD and	New Windsor, MD	2,100	Restaurants, healthcare
	Washington, DC area			facilities and schools

PFG — Empire Seafood	Florida	Miami, FL	1,500	Cruise lines and restaurants

PFG — Florida	Florida	Tampa, FL	1,600	Restaurants, healthcare
				facilities and schools

PFG — Hale	Kentucky, Tennessee	Morristown, TN	1,600	Restaurants, healthcare
	and Virginia			facilities and schools

PFG — Lester	South	Lebanon, TN	2,400	Restaurants, healthcare
				facilities and schools

PFG — Little Rock	Arkansas, Missouri,	Little Rock, AR	5,800	Subway and other restaurants,
	Oklahoma, Tennessee			healthcare facilities and
	and Texas			schools

PFG — Magee	Louisiana and	Magee, MS	1,900	Subway and other restaurants,
	Mississippi			healthcare facilities and
				schools

PFG — Middendorf	St. Louis, Missouri	St. Louis, MO	1,900	Restaurants, clubs, hotels
	and surrounding areas			and other foodservice facilities

PFG — Milton’s	South and Southeast	Atlanta, GA	5,700	Subway, Zaxby’s and other
				restaurants, healthcare
				facilities and schools

PFG — NorthCenter	Maine, Massachusetts	Augusta, ME	4,300	Restaurants, healthcare
	and New Hampshire			facilities and schools

PFG — Powell	Alabama, Florida and	Thomasville, GA	800	Restaurants, healthcare
	Georgia			facilities and schools

Progressive Group Alliance	Nationwide	Boise, ID	400	Independent foodservice
		Richmond, VA		distributors and vendors

PFG — Springfield	New England and	Springfield, MA	3,100	Restaurants, healthcare
	portions of New			facilities and schools
	York State

			Approx.
			Number of
			Customer
			Locations
		Location of	Currently
Name of Subsidiary/Division	Principal Region(s)	Facilities	Served	Major Customers
PFG — Temple	South and Southwest	Temple, TX	4,100	Church’s, Popeye’s, Subway
				and other restaurants,
				healthcare facilities and
				schools

PFG — Thoms-Proestler	Chicago metropolitan	Rock Island, IL	3,300	Restaurants, healthcare
Company	area and other portions			facilities and schools
	of Illinois, Indiana,
	Iowa and Wisconsin

PFG — Victoria	South and Southwest	Victoria, TX	2,300	Subway and other restaurants,
				healthcare facilities and
				schools

PFG — Virginia Foodservice	Virginia	Richmond, VA	1,900	Texas Steakhouse and other
				restaurants and healthcare
				facilities

Customized	Nationwide	Shafter, CA	3,500	Cracker Barrel, Outback
		Elkton, MD		Steakhouse, Ruby Tuesday,
		Rock Hill, SC		T.G.I. Friday's, and other
		Gainesville, FL		casual-dining restaurants
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
Employees
As of December 30, 2006, we had approximately 7,000 full-time employees, including approximately 3,000 in management, administration and marketing and sales, with the remainder in operations. As of December 30, 2006, union and collective bargaining units represented about 450 of our employees. We have entered into seven collective bargaining and similar agreements with respect to our unionized employees. Our agreements with our union employees expire at various times from July 2007 to July 2011.
Executive Officers
The following table sets forth certain information concerning our executive officers:

Name	Age	Position
Robert C. Sledd	54	Chairman of the Board
Steven L. Spinner	47	President and Chief Executive Officer
John D. Austin	45	Senior Vice President and Chief Financial Officer
Thomas Hoffman	67	Senior Vice President, President and Chief Executive Officer — Customized Division
Joseph J. Paterak, Jr.	55	Senior Vice President of Strategy and Support Services
Charlotte L. Perkins	48	Chief Human Resources Officer
Joseph J. Traficanti	55	Senior Vice President, General Counsel, Chief Compliance Officer, Corporate Secretary
J. Keith Middleton	40	Senior Vice President and Controller
Robert C. Sledd has served as Chairman of the Board of Directors since February 1995 and has served as a director of Performance Food Group since 1987. From March 2004 through September 2006, Mr. Sledd served as Chief Executive Officer of Performance Food Group. Mr. Sledd also served as Chief Executive Officer of Performance Food Group from 1987 to August 2001 and as President from 1987 to February 1995 and March 2004 through May 2005. Mr. Sledd served as a director of Taylor & Sledd Industries, Inc., a predecessor of Performance Food Group, from 1974 to 1987 and served as President and Chief Executive Officer of that company from 1984 to 1987. Mr. Sledd also serves as a director of SCP Pool Corporation, a supplier of swimming pool supplies and related products.
Steven L. Spinner has served as Chief Executive Officer since October 2006 and President since May 2005. Mr. Spinner served as Chief Operating Officer from May 2005 through September 2006, as Senior Vice President of Performance Food Group and Chief Executive Officer - Broadline Division from February 2002 to May 2005 and as Broadline Division President of Performance Food Group from August 2001 to February 2002. Mr. Spinner also served as Broadline Regional President of Performance Food Group from October 2000 to August 2001 and served as President of AFI Foodservice Distributors, Inc., a wholly owned subsidiary of Performance Food Group, from October 1997 to October 2000. From 1989 to October 1997, Mr. Spinner served as Vice President of AFI Foodservice.
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
Thomas Hoffman has served as Senior Vice President of Performance Food Group and Chief Executive Officer - Customized Division since February 1995. Mr. Hoffman served as President of Kenneth O. Lester Company, Inc., a wholly owned subsidiary of Performance Food Group, from December 1989 until September 2002 and from March 2006 to present. Prior to joining Performance Food Group, Mr. Hoffman served in executive capacities at Booth Fisheries Corporation, a subsidiary of Sara Lee Corporation, as well as C.F.S. Continental, Miami and International Foodservice, Miami, two foodservice distributors.

Joseph J. Paterak, Jr. has served as Senior Vice President of Strategy and Support Services since July 2005. Prior to that, Mr. Paterak served as Senior Vice President of Operations for Performance Food Group from August 2003 to July 2005 and as Broadline Division Regional President from January 1999 to August 2003. He also served as Vice President of Performance Food Group from October 1998 to January 1999. From 1993 to September 1998, Mr. Paterak served as Market President of Alliant Foodservice, Inc. in the Charlotte, NC and Pittsburgh, PA markets, and he held executive positions with both HF Behrhorst & Sons, Inc. and Kraft Foodservice from 1982 through 1993.
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
We rely on major customers. We derive a substantial portion of our net sales from customers within the restaurant industry, particularly certain chain customers. Net sales to OSI accounted for approximately 13% of our consolidated net sales for both 2006 and 2005 and 14% of our consolidated net sales in 2004. Net sales to CRBL accounted for 11% of our consolidated net sales in each of 2006, 2005 and 2004. Sales to these customers by our Customized segment generally have lower operating margins than sales to customers in other areas of our business. We have agreements with certain of our customers to purchase specified amounts of goods from us and the prices paid by them may depend on the actual level of their purchases. Some of these agreements may be terminated by the customer with an agreed-upon notice to us; however, certain of these agreements may not be terminated by either party except for a material breach by the other party. We cannot always guarantee the level of future purchases by our customers. A material decrease in sales to any of our major customers or the loss of any of our major customers would have a material adverse impact on our operating results. In addition, to the extent we add new customers, whether following the loss of existing customers or otherwise, we may incur substantial start-up expenses in initiating services to new customers. Also, certain of our customers have from time to time experienced bankruptcy, insolvency, and/or an inability to pay debts to us as they come due, and similar events in the future could have a material adverse impact on our operating results.
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
In connection with the acquisitions of businesses in the future, we may decide to consolidate the operations of any acquired business with our existing operations or make other changes with respect to the acquired business, which could result in special charges or other expenses. Our results of operations also may be adversely affected by expenses we incur in making acquisitions, by amortization of acquisition-related intangible assets with definite lives and by additional depreciation attributable to acquired assets. Any of the businesses we acquire may also have liabilities or adverse operating issues, including some that we fail to discover before the acquisition, and our indemnity for such liabilities typically has been limited and may, with respect to future acquisitions, also be limited. Additionally, our ability to make any future acquisitions may depend upon obtaining additional financing. We may not be able to obtain additional financing on acceptable terms or at all. To the extent that we seek to acquire other businesses in exchange for our common stock, fluctuations in our stock price could have a material adverse effect on our ability to complete acquisitions.
Managing our growth may be difficult and our growth rate may decline. At times since our inception, we have rapidly expanded our operations. This growth has placed and will continue to place significant demands on our administrative, operational and financial resources, and we may not be able to successfully integrate the operations of acquired businesses with our existing operations, which could have a material adverse effect on our business. This growth may not continue. To the extent that our customer base and our services continue to grow, this growth is also expected to place a significant demand on our managerial, administrative, operational and financial resources. Our future performance and results of operations will depend in part on our ability to successfully implement enhancements to our business management systems and to adapt those systems as necessary to respond to changes in our business. Similarly, our growth has created a need for expansion of our facilities and processing capacity from time to time. As we near maximum utilization of a given facility or maximize our processing capacity, operations may be constrained and inefficiencies have been and may be created, which could adversely affect our operating results unless the facility is expanded, volume is shifted to another facility or additional processing capacity is added. Conversely, as we add additional facilities or expand existing operations or facilities, excess capacity may be created. Any excess capacity may also create inefficiencies and adversely affect our operating results.
Our debt agreements contain restrictive covenants, and our debt and lease obligations require, or may require, substantial future payments. At December 30, 2006, we had $12.2 million of outstanding indebtedness, including a capital lease obligation of $9.0 million which will require approximately $28.3 million in future lease payments, including interest. In addition, at December 30, 2006, we were a party to operating leases requiring $232.4 million in future minimum lease payments. Accordingly, the total amount of our obligations with respect to indebtedness and leases is substantial. In addition, we could currently borrow up to $400 million under our Senior Revolving Credit Facility (Credit Facility), as needed, in connection with funding our future business needs, including capital expenditures and acquisitions.
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
In addition, any borrowings under our Credit Facility, are, and will continue to be, at variable rates based upon prevailing interest rates, which expose us to risk of increased interest rates. Our Credit Facility requires that we comply with various financial tests and imposes certain restrictions on us, including, among other things, restrictions on our ability to incur additional indebtedness, create liens on assets, make loans or investments and pay dividends.
Product liability claims could have an adverse effect on our business. Like any other distributor and processor of food, we face an inherent risk of exposure to product liability claims if the products we sell cause injury or illness. We may be subject to liability, which could be substantial, because of actual or alleged contamination in products sold by us, including products sold by companies before we acquired them. We have, and the companies we have acquired have had, liability insurance with respect to product liability claims. This insurance may not continue to be available at a reasonable cost or at all, and may not be adequate to cover product liability claims against us or against companies we have acquired. We generally seek contractual indemnification from manufacturers, but any such indemnification is limited, as a practical matter, to the creditworthiness of the indemnifying party. If we or any of our acquired companies do not have adequate insurance or contractual indemnification available, product liability claims and costs associated with product recalls, including a loss of business, could have a material adverse effect on our business, operating results and financial condition.
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
The market price for our common stock may be volatile. In recent periods, there has been significant volatility in the market price of our common stock. In addition, the market price of our common stock could fluctuate substantially in the future in response to a number of factors, including the following:
•	our quarterly operating results or the operating results of other distributors of food and non-food products;

•	changes in general conditions in the economy, the financial markets or the food distribution or foodservice industries;

•	changes in financial estimates or recommendations by stock market analysts regarding us or our competitors;

•	announcements by us or our competitors of significant acquisitions;

•	increases in labor, energy, fuel costs or the costs of food products; and

•	natural disasters, severe weather conditions or other developments affecting us or our competitors.
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

	Approx. Area		Owned/Leased
Location	In Square Feet	Operating Segment	(Expiration Date if Leased)
AFFLINK
Tuscaloosa, AL	45,000	Broadline	Leased (2016)

PFG — AFI Foodservice
Elizabeth, NJ	267,000	Broadline	Leased (2033)(1)

PFG — Batesville
Batesville, MS	183,000	Broadline	Owned

PFG — Caro Foods
Houma, LA	157,000	Broadline	Owned

PFG — Carroll County Foods
New Windsor, MD	98,000	Broadline	Owned

PFG — Customized
Shafter, CA	140,000	Customized	Owned
Elkton, MD	316,000	Customized	Owned
Rock Hill, SC	170,000	Customized	Owned
Gainesville, FL	256,000	Customized	Owned
Kendallville, IN	225,000	Customized	Owned
Lebanon, TN	287,000	Customized	Owned
McKinney, TX	194,000	Customized	Owned
Westampton, NJ	122,000	Customized	Leased (2012)

PFG — Empire Seafood
Miami, FL	154,000	Broadline	Leased (2030)(1)

PFG — Florida
Tampa, FL	145,000	Broadline	Owned

PFG — Hale
Morristown, TN	100,000	Broadline	Leased (2025)

PFG — Lester
Lebanon, TN	160,000	Broadline	Leased (2025)

PFG — Little Rock
Little Rock, AR	269,000	Broadline	Leased (2026)

PFG — Magee
Magee, MS	182,000	Broadline	Leased (2024)

PFG — Middendorf
St. Louis, MO	96,000	Broadline	Owned

PFG — Milton’s
Atlanta, GA	260,000	Broadline	Owned

PFG — NorthCenter
Augusta, ME	145,000	Broadline	Owned

PFG — Powell
Thomasville, GA	75,000	Broadline	Owned

Progressive Group Alliance
Boise, ID	8,000	Broadline	Leased (2009)
Richmond, VA	33,000	Broadline	Leased (2024)

PFG — Richmond
Richmond, VA	91,000	Corporate	Leased (2025)

PFG — Springfield
Springfield, MA	127,000	Broadline	Owned

	Approx. Area		Owned/Leased
Location	In Square Feet	Operating Segment	(Expiration Date if Leased)
PFG — Temple
Temple, TX	290,000	Broadline	Leased (2025)

PFG — Thoms-Proestler Company
Rock Island, IL	256,000	Broadline	Owned(2)

PFG — Victoria
Victoria, TX	250,000	Broadline	Owned

PFG — Virginia Foodservice
Richmond, VA	182,000	Broadline	Leased (2024)

(1)	Includes all renewal options that we believe will be exercised.

(2)	In January 2007, the PFG-Thoms Proestler Company facility was included as part of a sale-leaseback transaction. See Note 20 to our consolidated financial statements for additional information.
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
No matters were submitted to a vote of shareholders during the quarter ended December 30, 2006.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is quoted on the Nasdaq Stock Market’s Global Select Market under the symbol “PFGC” and has been since July 3, 2006. Prior to that time it was quoted on the Nasdaq National Market under the same symbol. The following table sets forth, on a per share basis for the fiscal quarters indicated, the high and low sales prices for our common stock as reported on the Nasdaq Stock Market’s Global Select Market and its predecessor, the Nasdaq National Market.

	2006
	High	Low

First Quarter	$32.49	$25.45
Second Quarter	33.45	29.24
Third Quarter	30.96	23.30
Fourth Quarter	29.75	26.26

For the Year	$33.45	$23.30

	2005
	High	Low

First Quarter	$29.58	$23.79
Second Quarter	30.42	25.89
Third Quarter	32.00	28.18
Fourth Quarter	32.27	26.99

For the Year	$32.27	$23.79

As of February 21, 2007, we had approximately 13,000 shareholders of record, including shareholders in our employee stock ownership plans (see Notes 15 and 16 to our consolidated financial statements included elsewhere in this Form 10-K), and approximately 13,000 additional shareholders based on an estimate of individual participants represented by security position listings. We have not declared any cash dividends and the present policy of our Board of Directors is to retain all earnings to support operations and to finance our growth.
We did not repurchase any shares of our common stock during the quarter ended December 30, 2006.

Item 6. Selected Consolidated Financial Data. (1)

(Dollar and share amounts in thousands, except per
share amounts)	2006	2005	2004(2)	2003(2)(7)	2002(2)

STATEMENT OF EARNINGS DATA:
Net sales	$5,826,732	$5,721,372	$5,173,078	$4,602,792	$3,613,724
Cost of goods sold	5,052,097	4,973,966	4,496,117	3,982,182	3,123,403

Gross profit	774,635	747,406	676,961	620,610	490,321
Operating expenses	699,525	676,928	613,281	548,285	433,166

Operating profit	75,110	70,478	63,680	72,325	57,155

Other income (expense):
Interest income	2,164	4,651	340	280	724
Interest expense	(1,732)	(3,246)	(8,274)	(9,845)	(9,544)
Loss on sale of receivables	(7,351)	(5,156)	(2,421)	(1,765)	(1,832)
Loss on redemption of convertible notes	—	—	(10,127)	—	—
Other, net	351	365	141	14	98

Other expense, net	(6,568)	(3,386)	(20,341)	(11,316)	(10,554)

Earnings from continuing operations before income taxes	68,542	67,092	43,339	61,009	46,601
Income tax expense from continuing operations	25,642	25,328	16,781	23,206	17,554

Earnings from continuing operations, net of tax	42,900	41,764	26,558	37,803	29,047

Earnings from discontinued operations, net of tax	—	18,499	26,000	36,388	37,429
(Loss) gain on sale of fresh-cut segment, net of tax	(114)	186,875	—	—	—

Total (loss) earnings from discontinued operations	(114)	205,374	26,000	36,388	37,429

Net earnings	$42,786	$247,138	$52,558	$74,191	$66,476

PER SHARE DATA:
Weighted average common shares outstanding:
Basic	34,348	43,233	46,398	45,583	44,445
Diluted	34,769	43,795	47,181	53,002	52,047
Basic net earnings per common share:
Continuing operations	$1.25	$0.97	$0.57	$0.83	$0.66
Discontinued operations	—	4.75	0.56	0.80	0.84

Net earnings	$1.25	$5.72	$1.13	$1.63	$1.50

Diluted net earnings per common share:
Continuing operations	$1.23	$0.95	$0.56	$0.80	$0.65
Discontinued operations	—	4.69	0.55	0.74	0.77

Net earnings	$1.23	$5.64	$1.11	$1.54	$1.42

Book value per share (3)	$22.78	$21.82	$18.69	$17.53	$15.79
Closing price per share	$27.64	$28.37	$26.91	$35.75	$33.73

BALANCE SHEET AND OTHER DATA:
Working capital	$140,745	$143,194	$84,824	$112,951	$81,082
Property, plant and equipment, net	291,947	255,816	201,248	182,842	146,276
Depreciation and amortization	28,869	26,380	24,996	23,706	21,146
Capital expenditures	53,688	77,576	40,635	56,973	20,785
Total assets	1,359,775	1,312,290	1,827,765	1,736,468	1,617,717
Current debt (including current installments of long-term debt)	583	573	661	875	1,513
Long-term debt	11,664	3,250	263,859	338,919	354,620
Shareholders’ equity	794,809	776,517	874,313	803,815	714,869
Total capital	807,056	780,340	1,138,833	1,143,609	1,071,002
Debt-to-capital ratio(4)	1.5%	0.5%	23.2%	29.7%	33.3%
Return on equity (5)	5.6%	4.7%	3.2%	5.0%	4.4%
Price/earnings ratio (6)	22.5	29.9	24.2	23.2	23.8

(1)	Selected consolidated financial data includes the effect of acquisitions from the date of each acquisition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Combinations” and the notes to our consolidated financial statements included elsewhere in this Form 10-K and in our Form 10-K for the 2003 and 2002 fiscal years for additional information about these acquisitions.

(2)	2004, 2003 and 2002 amounts have been restated to remove discontinued operations to conform with 2006 and 2005 presentation.

(3)	Book value per share is calculated by dividing shareholders’ equity by the number of common shares outstanding at the end of the fiscal year.

(4)	The debt-to-capital ratio is calculated by dividing total debt, including capital lease obligation, by the sum of total debt and shareholders’ equity.

(5)	Return on equity is calculated by dividing net earnings of continuing operations by average shareholders’ equity.

(6)	The price/earnings ratio is calculated by dividing the closing market price of our common stock on the last trading day of the fiscal year by diluted net earnings from continuing operations per common share for 2006 and 2005 and by diluted net earnings per share (including both continuing operations and discontinued operations) in 2004, 2003 and 2002.

(7)	As discussed previously in this Form 10-K, 2003 was a 53 week fiscal year.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with “Selected Consolidated Financial Data” and our consolidated financial statements and the related notes included elsewhere in this Form 10-K. The following text contains references to years 2007, 2006, 2005 and 2004, which refer to our fiscal years ending or ended December 29, 2007, December 30, 2006, December 31, 2005 and January 1, 2005, respectively, unless otherwise expressly stated or the context otherwise requires. We use a 52/53-week fiscal year ending on the Saturday closest to December 31. Consequently, we periodically have a 53-week fiscal year.
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
According to industry research, the restaurant industry captures nearly half of the total share of the consumer’s food dollar and an industry research firm is projecting foodservice distributor sales to continue to grow in 2007. We believe the trends that are fueling the demand for “food-away-from-home” include the aging of the “Baby Boomer” population, rising incomes, more two-income households and consumer demand for convenience. According to industry research, older adults on average spend significantly more on food away from home than younger adults do. In addition, younger and higher-income consumers are increasingly starved for time and looking for ways to save time by shifting meal preparation to others by dining out, including utilizing restaurant take-out, or buying prepared or convenience foods.
Consumers are seeking healthful and higher quality menu choices. Several national casual dining restaurants, including certain of our customers, have expanded their fresh food menu offerings in an effort to meet the demands of consumers seeking healthful and higher quality menu alternatives. In addition, in an effort to reduce meal preparation time, consumers are seeking prepared or partially prepared food items from retail establishments.
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
Our net sales in 2006 increased 1.8% over 2005, with all of our sales growth coming from existing operations. We estimate that food price inflation contributed approximately 1% to our growth in net sales in 2006. Sales trends reflect the result of our previously announced exit of certain multi-unit business in late 2005 and early 2006 in our Broadline segment and moderate industry growth.
Gross profit margin, which we define as gross profit as a percentage of net sales, increased to 13.3% in 2006, compared to 13.1% in 2005, primarily due to the shift in customer mix in our Broadline segment towards more street sales business, which typically carry a higher gross margin, and improvements related to our procurement initiatives.
Our operating expense ratio, which we define as operating expenses as a percentage of net sales, increased to 12.0% in 2006, compared to 11.8% in 2005. Operating expenses were impacted by increased personnel costs in our Broadline segment due to our investment in street sales personnel, our continued investment in information technology in our Broadline segment, increased fuel costs in both segments and increased stock compensation costs in our corporate segment, partially offset by favorable trends in insurance costs.

Going forward, we expect to continue our focus on executing our strategies, driving standardization of best practices and achieving operational excellence initiatives in each of our business segments. We continue to seek innovative means of servicing our customers to distinguish ourselves from others in the marketplace.
Sale of Fresh-cut Segment
In 2005, we completed the sale of all our stock in the subsidiaries that comprised our fresh-cut segment to Chiquita Brands International, Inc. for $860.6 million and recorded a net gain of approximately $186.8 million. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, depreciation and amortization were discontinued beginning February 23, 2005, the day after we entered into a definitive agreement to sell our fresh-cut segment. As such, unless otherwise noted, all amounts described below and presented in the accompanying condensed consolidated financial statements, including all note disclosures, and in our “Selected Consolidated Financial Data” above contain only information related to our continuing operations. See Note 3 to our consolidated financial statements for additional disclosures regarding discontinued operations.
Results of Operations
Net sales

	2006		2005		2004
	Net	% of	Net	% of	Net	% of
(In thousands)	Sales	total	Sales	total	Sales	total

Broadline	$3,478,733	59.7%	$3,481,446	60.8%	$3,121,306	60.3%
Customized	2,348,738	40.3%	2,240,802	39.2%	2,052,880	39.7%
Inter-segment*	(739)	—	(876)	—	(1,108)	—

Total net sales	$5,826,732	100.0%	$5,721,372	100.0%	$5,173,078	100.0%

*	Inter-segment sales are sales between the segments, which are eliminated in consolidation.
Consolidated. In 2006, net sales increased $105.4 million, or 1.8%, to $5.8 billion, compared to $5.7 billion in 2005. In 2005, net sales increased $548.3 million, or 10.6%, to $5.7 billion, compared to $5.2 billion in 2004. All of our net sales growth in 2006 and 2005 was from existing operations. We estimate that food price inflation contributed approximately 1% and 2% to net sales growth in 2006 and 2005, respectively. Each segment’s sales are discussed in more detail in the following paragraphs.
Broadline. In 2006, Broadline net sales decreased $2.7 million, or 0.1%, to $3.5 billion. In 2005, Broadline net sales increased $360.1 million, or 11.5%, to $3.5 billion, compared to $3.1 billion in 2004. We estimate that food price inflation of approximately 3% and 2% impacted Broadline net sales in 2006 and 2005, respectively.
In 2006, Broadline net sales declined due to decreased sales to certain of our multi-unit accounts, partially offset by growth in our street sales. During 2005, we exited approximately $35 million of annualized multi-unit sales and began the exit of an additional $115 million in annualized multi-unit sales, the majority of which was a result of our own initiative to rationalize business that did not meet our profit objectives. In 2005, Broadline experienced growth in its multi-unit business due to new multi-unit customers that were added during the second half of 2004. In 2005 and 2004, we continued our focus on increasing sales to independent restaurants and generated increased sales to existing customers and markets. We refer to independent restaurants serviced by our sales representatives as “street customers.” Street customers tend to use more of our proprietary brands and value-added services, resulting in higher margin sales. We focus on sales of our proprietary brands, which typically generate higher margins than national brands. Sales of our proprietary brands represented 24% of street sales in both 2006 and 2005, compared to 25% in 2004. We also focus on increasing our sales of center-of-the-plate items, including beef, poultry, seafood and other proteins. We believe that selling more center-of-the-plate items positions us favorably with our customers.
During 2005, the Gulf Coast and Southeast regions of the United States experienced two significant hurricanes. The negative impact on Broadline’s net sales as a result of these hurricanes was approximately $11 to $12 million. The hurricanes also delayed the rollout of certain new multi-unit business until the fourth quarter.

Broadline net sales represented 59.7%, 60.8% and 60.3% of our consolidated net sales in 2006, 2005 and 2004, respectively. The decrease as a percentage of our net sales in 2006 compared to 2005 was due to the exit of certain multi-unit business, as noted above, and the increase in Customized sales, as described below. The increase as a percentage of our consolidated net sales in 2005 compared to 2004 was due mainly to the growth in our multi-unit business, as noted above.
Customized. In 2006, Customized net sales increased $107.9 million, or 4.8%, to $2.3 billion, compared to $2.2 billion in 2005. In 2005, Customized net sales increased $187.9 million, or 9.2%, to $2.2 billion, compared to $2.1 billion in 2004. We estimate that our Customized segment experienced food product deflation of approximately 2% in 2006 and inflation of 1% in 2005.
Growth in sales to existing customers led to the increase in Customized net sales in both 2006 and 2005. During 2005, we completed the expansion of new capacity, including the opening of our facilities in California, Indiana and South Carolina and expansions to our Florida and Texas facilities. With this additional capacity we are now able to more efficiently serve customers by transferring existing business between facilities and reducing delivery miles. This new capacity also positions us favorably for potential new customers.
Customized net sales represented 40.3%, 39.2% and 39.7% of our consolidated net sales in 2006, 2005 and 2004, respectively. The increase as a percentage of our consolidated net sales in 2006 compared to 2005 was due to continued growth with existing customers and a change in mix of Broadline sales, as discussed above. The decrease as a percentage of our consolidated net sales in 2005 compared to 2004 was due to the increase in Broadline’s sales, as discussed above.
Cost of goods sold
In 2006, cost of goods sold increased $78.1 million, or 1.6%, to $5.1 billion, compared to $5.0 billion in 2005. In 2005, cost of goods sold increased $477.8 million, or 10.6%, to $5.0 billion, compared to $4.5 billion in 2004. Cost of goods sold as a percentage of net sales, or the cost of goods sold ratio, was 86.7% in 2006 and 86.9% in both 2005 and 2004. The decrease in the cost of goods sold ratio in 2006 compared to 2005 was due to the factors discussed below.
Broadline. Our Broadline segment’s cost of goods sold ratio decreased in 2006 compared to 2005 due to a more favorable mix of growth in our higher margin street sales business, improvements made related to our procurement initiatives and increased fuel surcharges. Our Broadline segment’s cost of goods sold ratio in 2005 increased compared to 2004 mainly due to the increase in our sales mix of multi-unit business, which typically carries a lower gross margin, partially offset by improvements related to procurement initiatives and increased fuel surcharges.
Customized. Our Customized segment’s cost of goods sold ratio decreased in 2006 compared to 2005 due to food product deflation and increased fuel surcharges. Our Customized segment’s cost of goods sold ratio decreased in 2005 from 2004 due mainly to increased fuel surcharges, partially offset by food product inflation in 2005.
Gross profit
In 2006, gross profit increased $27.2 million, or 3.6%, to $774.6 million, compared to $747.4 million in 2005. In 2005, gross profit increased $70.4 million, or 10.4%, to $747.4 million, compared to $677.0 million in 2004. Gross profit margin was 13.3% in 2006 and 13.1% in both 2005 and 2004.
Operating expenses
Consolidated. In 2006, operating expenses increased $22.6 million, or 3.3%, to $699.5 million, compared to $676.9 million in 2005. In 2005, operating expenses increased $63.6 million, or 10.4%, to $676.9 million, compared to $613.3 million in 2004. The operating expense ratio was 12.0%, 11.8% and 11.9% in 2006, 2005 and 2004, respectively. The increase in the operating expense ratio in 2006 compared to 2005 and the decline in the operating expense ratio in 2005 compared to 2004 are discussed below.
Broadline. Our Broadline segment’s operating expense ratio increased in 2006 from 2005 due to the investment in new sales personnel related to our initiative to grow street sales, the costs associated with the planned exit of certain multi-unit business, our continued investment in information technology and increased fuel costs, partially offset by favorable trends in insurance. Our Broadline segment’s operating expense ratio declined in 2005 from 2004 due to the increase in multi-unit sales, which carry lower operating expenses, and improved operational efficiencies, partially offset by higher fuel and insurance costs.
Customized. Our Customized segment’s operating expense ratio increased in 2006 compared to 2005 primarily due to increased fuel costs, partially offset by favorable trends in insurance costs and the lapping of start-up costs in connection with the opening of our Indiana facility. Our Customized segment’s operating expense ratio increased in 2005 compared to 2004 primarily due to increased fuel costs and start up and operating costs associated with the new California, Indiana and South Carolina distribution centers, partially offset by decreased delivery expenses, other than fuel, resulting from the opening of the new distribution centers and by the lapping of higher labor costs associated with the previously announced labor dispute in 2004. In the fourth quarter of 2003, certain drivers at the Elkton, Maryland facility went on strike. We incurred incremental costs in both 2004 and 2003 to engage replacement drivers to maintain the service level to our customers, to provide additional security at the facility and to pay our legal counsel. In the third quarter of 2004 we received a petition from a majority of our drivers in Elkton, Maryland, stating that they no longer wished to be represented by the union. Accordingly, we were legally obligated to withdraw recognition of the union. Incremental costs resulting from the Elkton labor dispute declined throughout 2004.
Corporate. Our Corporate segment’s operating expenses increased in 2006 compared to 2005 primarily as a result of increased stock compensation expense, partially offset by the lapping of costs incurred in connection with our previously disclosed Audit Committee investigation in 2005. Our Corporate segment’s operating expenses increased in 2005 compared to 2004 primarily because of increased personnel costs and legal expenses associated with our Audit Committee investigation in 2005, partially offset by decreased professional fees primarily associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002.
Operating profit

	2006		2005		2004
	Operating	% of	Operating	% of	Operating	% of
(In thousands)	Profit	Sales	Profit	Sales	Profit	Sales

Broadline	$71,619	2.1%	$71,723	2.1%	$65,877	2.1%
Customized	30,736	1.3%	24,981	1.1%	21,538	1.0%
Corporate and inter-segment	(27,245)	—	(26,226)	—	(23,735)	—

Total operating profit	$75,110	1.3%	$70,478	1.2%	$63,680	1.2%

Consolidated. In 2006, operating profit increased $4.6 million, or 6.6%, to $75.1 million, compared to $70.5 million in 2005. In 2005, operating profit increased $6.8 million, or 10.7%, to $70.5 million, compared to $63.7 million in 2004. Operating profit margin, defined as operating profit as a percentage of net sales, was 1.3% in 2006 and 1.2% in both 2005 and 2004.
Broadline. Our Broadline segment’s operating profit margin was 2.1% in each of 2006, 2005 and 2004. Operating profit margin in 2006 was positively impacted by procurement initiatives, improved operating efficiencies and favorable trends in insurance costs, offset by our investment in new street sales personnel and the costs associated with the planned exit of certain multi-unit business. Operating profit margin in 2005 was positively impacted by operational efficiencies, offset by the increased mix of multi-unit business, which has a lower gross profit, and higher fuel and insurance costs.
Customized. Our Customized segment’s operating profit margin was 1.3%, 1.1% and 1.0% in 2006, 2005 and 2004, respectively. Operating profit margin in 2006 was positively impacted by the ability to leverage our new capacity to more efficiently serve our existing customer base and favorable trends in insurance costs. Operating profit margin in 2005 was positively impacted by the decreased delivery costs resulting from the opening of the new distribution centers and the lapping of higher labor costs associated with the previously announced labor dispute, partially offset by higher fuel and insurance costs and incremental operating costs associated with the start up of new distribution centers.
Other expense, net
Other expense, net, was $6.6 million in 2006, compared to $3.4 million in 2005 and $20.3 million in 2004. Included in other expense, net, was interest income of $2.2 million, $4.7 million and $0.3 million in 2006, 2005 and 2004, respectively, and interest expense of $1.7 million, $3.2 million and $8.3 million in 2006, 2005 and 2004, respectively. Interest expense was lower in 2006 compared to 2005 due to reduced borrowings under our revolving credit facility that were paid with a portion of the proceeds from the sale of our former fresh-cut segment, partially offset by increased interest rates. Interest expense was lower in 2005 compared to 2004 due to the replacement of our convertible notes with lower interest rate debt and the reduction of borrowings under our revolving credit facility, as noted above, partially offset by higher interest rates. Interest income was lower in 2006 compared to 2005 due to a decline in outstanding investments as the balance of the proceeds from the sale of the companies comprising our former fresh-cut segment were used to repurchase our common stock during the third and fourth quarters of 2005 and the first quarter of 2006. Interest income was higher in 2005 compared to 2004 due to the interest earned on the unused portion of the proceeds from the sale of our former fresh-cut segment.
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
Other expense, net, also included a loss on the sale of the undivided interest in receivables of $7.4 million, $5.2 million and $2.4 million in 2006, 2005 and 2004, respectively. These losses are related to our receivables purchase facility, referred to as the Receivables Facility, and represent the discount from carrying value that we incur from our sale of receivables to the financial institution. The Receivables Facility is discussed below in “Liquidity and Capital Resources.” The increase in the loss on sale of receivables in 2006 compared to 2005 was due to increased average interest rates and the increase in 2005 compared to 2004 was due to higher average levels of receivables sold under the Receivables Facility combined with increased average interest rates.
Income tax expense
Income tax expense from continuing operations was $25.6 million in 2006, compared to $25.3 million in 2005 and $16.8 million in 2004. As a percentage of earnings before income taxes, the provision for income taxes was 37.4%, 37.8% and 38.7% in 2006, 2005 and 2004, respectively. The decline in our effective tax rate in 2006 from 2005 was primarily due to the increase in federal tax credits associated with the Gulf Opportunity Zone, Federal Communications Excise Tax and Worker Opportunity Tax Credit Programs. The decline in our effective tax rate in 2005 from 2004 was primarily due to state tax effects associated with the sale of our former fresh-cut segment, the benefit of tax exempt interest received on the proceeds from the sale of our former fresh-cut segment and adjustments to tax contingencies due to the closing of 2001 federal and state statute of limitations.
Earnings from continuing operations
In 2006, earnings from continuing operations increased $1.1 million, or 2.7%, to $42.9 million, compared to $41.8 million in 2005. In 2005, earnings from continuing operations increased $15.2 million, or 57.3%, to $41.8 million, compared to $26.6 million in 2004, which included the redemption of our convertible notes in the fourth quarter of 2004 that resulted in a $10.1 million pre-tax charge to earnings. Net earnings from continuing operations as a percentage of net sales was 0.7% in both 2006 and 2005, and 0.5% in 2004.
Diluted net earnings per share
Diluted net earnings per common share from continuing operations, or diluted EPS, is computed by dividing earnings from continuing operations, net of tax, available to common shareholders plus dilutive after-tax interest on the convertible notes by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. In 2006, diluted EPS increased 29.5% to $1.23, compared to $0.95 in 2005. In 2005, diluted EPS increased 69.6% to $0.95, compared to $0.56 in 2004, partially as a result of the redemption of our convertible notes in the fourth quarter of 2004, as discussed above. In 2004, the convertible notes were excluded from the calculation of diluted EPS because of their anti-dilutive effect on EPS.
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
At December 30, 2006, cash and cash equivalents totaled $75.1 million, a decrease of $24.4 million from December 31, 2005. The decrease in cash was due to cash used in investing activities of $53.2 million and cash used in financing activities of $43.4 million, partially offset by cash provided by operating activities of $65.7 million and cash provided by discontinued operations of $6.6 million. Cash provided by discontinued operations included cash provided by operating activities of $6.7 million, partially offset by cash used in investing activities of $0.1 million. Cash provided by operating activities of discontinued operations was primarily due to the decrease in accounts receivable from discontinued operations. At December 31, 2005, cash and cash equivalents totaled $99.5 million, an increase of $47.1 million from January 1, 2005. The increase of cash was due to cash provided by operating activities of continuing operations of $76.2 million and cash provided by discontinued operations of $616.6 million, including net cash proceeds from the sale of our former fresh-cut segment, partially offset by cash used in investing activities of continuing operations of $81.4 million and cash used in financing activities of continuing operations of $564.2 million. Cash provided by discontinued operations included cash provided by operating activities of $1.1 million, cash provided by investing activities of $611.1 million and cash provided by financing activities of $4.4 million.
Operating activities of continuing operations
During 2006, we generated cash from operating activities of $65.7 million, compared to $76.2 million in 2005 and $47.6 million in 2004. Accounts receivable increased $35.6 million in 2006, compared to an increase of $19.3 million in 2005. The increase in accounts receivable in 2006 compared to 2005 was primarily due to higher average daily sales in December 2006 compared to December 2005. The increase in accounts receivable in 2005 compared to 2004 was due primarily to higher average daily sales in December 2005 compared to December 2004. In October 2004, we received an additional $20.0 million of proceeds from the sales of incremental undivided interests in receivables under our Receivables Facility. These proceeds are reflected in the change in accounts receivable on our Consolidated Statements of Cash Flows. See “Off Balance Sheet Activities” below for further discussion of our Receivables Facility. Inventories increased by $5.8 million in 2006, compared to an increase of $16.1 million in 2005. Inventories increased in 2006 compared to 2005 and in 2005 compared to 2004 due to increased sales volume and incremental inventory for new and existing multi-unit customers. Trade accounts payable increased by $10.8 million in 2006, compared to an increase of $30.9 million in 2005. The increases in 2006 and 2005 were due mainly to higher inventory levels and the timing of payments made. Accrued expenses increased by $10.6 million in 2006, compared to an increase of $11.7 million in 2005. The increase in accrued expenses in 2006 compared to 2005 was due to an increase in deferred revenue due to the timing of marketing programs. The increase in 2005 compared to 2004 in accrued expenses was mainly due to increases in accrued rebates, accrued operating expenses and increased estimated self-insurance costs for workers’ compensation, vehicle liability and group medical insurance. See “Application of Critical Accounting Policies” below for further discussion of these estimates.
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
Investing activities of continuing operations
During 2006, we used $53.2 million for investing activities, compared to $81.4 million in 2005 and $42.8 million in 2004. Investing activities include the acquisition of businesses and additions to and disposals of property, plant and equipment. Capital expenditures totaled $53.7 million in 2006, $77.6 million in 2005 and $40.6 million in 2004. In 2006, capital expenditures totaled $48.2 million in our Broadline segment, $5.2 million in our Customized segment and $0.3 million in our Corporate segment. Capital expenditures in our Broadline segment included expansions of several existing warehouses. We expect our 2007 capital expenditures to range between $75 and $85 million.
In 2005, capital expenditures totaled $29.2 million in our Broadline segment, $48.3 million in our Customized segment and $0.1 million in our Corporate segment. Capital expenditures in our Broadline segment included expansions of several existing warehouses. Capital expenditures in our Customized segment included costs related to our new Indiana, California and South Carolina facilities and expansions to our Texas and Florida facilities.
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
Financing activities of continuing operations
During 2006, we used $43.4 million for financing activities, compared to $564.2 million in 2005 and $17.6 million in 2004. In 2006, utilizing a portion of the net proceeds received from the sale of our former fresh-cut segment, we utilized $39.6 million of cash, including transaction costs, to repurchase approximately 1.5 million shares of our outstanding common stock. In 2005, utilizing a portion of the net proceeds received from the sale of our former fresh-cut segment, we repaid $210.0 million of borrowings outstanding under our previous revolving credit facility and utilized $361.7 million of cash, including transaction costs, to repurchase approximately 12.2 million shares of our outstanding common stock. See Note 14 to our consolidated financial statements for details of our share repurchase and retirement. At December 30, 2006, total debt recorded on our consolidated balance sheet was $12.2 million, which includes a capital lease obligation of $9.0 million.
On October 7, 2005, we entered into a Second Amended and Restated Credit Agreement (Credit Agreement) that provides us with up to $400 million in borrowing capacity, with a $100 million sublimit for letters of credit, under our Credit Facility that expires on October 7, 2010. We have the right, without the consent of the lenders, to increase the total amount of the facility to $600 million. Borrowings under the Credit Agreement bear interest, at our option, at the Base Rate, defined as the greater of the Administrative Agent’s prime rate or the overnight federal funds rate plus 0.50%, or LIBOR plus a spread of 0.50% to 1.25%. The Credit Agreement also provides for a fee ranging between 0.125% and 0.225% of unused commitments. The Credit Agreement requires the maintenance of certain financial ratios, as described in the Credit Agreement, and contains customary events of default. At December 30, 2006, we had no borrowings outstanding, $48.1 million of letters of credit outstanding and $351.9 million available under the Credit Facility, subject to compliance with customary borrowing conditions.
In 2004, we reduced our total debt by $75.3 million through a combination of debt repayments of $202.0 million, partially offset by $126.8 million in additional borrowings under our Credit Facility. On October 18, 2004, we redeemed our convertible notes with additional borrowings under our Credit Facility described below. We paid the registered holders of the convertible notes the redemption price of 103.1429% of the principal amount of the convertible notes plus accrued interest. Other expense, net, in 2004 included a loss on the early redemption of the convertible notes of $10.1 million, which consisted of the redemption premium and the write-off of unamortized debt issuance costs.
Our associates who exercised stock options and purchased our stock under the Employee Stock Purchase Plan (the “Stock Purchase Plan”) provided $8.2 million of proceeds in 2006, compared to $12.7 million in 2005 and $12.6 million in 2004. See Note 16 to our consolidated financial statements for details of our equity incentive plans and Employee Stock Purchase Plan.
Checks in excess of deposits decreased by $12.3 million in 2006 and $3.6 million in 2005 and increased by $45.4 million in 2004. Checks in excess of deposits represent checks that we have written that are not yet cashed by the payee and in total exceed the current available cash balance at the respective bank. The decrease in checks in excess of deposits is due to higher inventory levels and timing of payments due to our efforts to improve cash management.
We believe that our cash flows from operations, borrowings under our Credit Facility and the sale of undivided interests in receivables under our Receivables Facility, discussed below, will be sufficient to fund our operations and capital expenditures for the foreseeable future. However, we will likely require additional sources of financing to the extent that we make acquisitions in the future.
The table below presents contractual cash obligations under long-term debt, capital leases, operating leases and purchase obligations as of December 30, 2006. Long-term debt on our consolidated balance sheet includes both debt and a capital lease obligation. Lease payments include payments due under our existing operating and capital leases. In the table below, “Purchase obligations” refers to specific agreements to purchase goods, which are enforceable and legally binding. Purchase obligations do not include outstanding purchase orders for inventory in the normal course of business and do not include non-cancelable service contracts. The table does not include liabilities for deferred income taxes or the Receivables Facility. This table should be read in conjunction with Notes 10, 12 and 18 to our consolidated financial statements.

(In thousands)	Payments Due By Period
		1 Year	Years 2	Years 4	More Than
Contractual Obligations	Total	and Less	and 3	and 5	5 Years

Long-term debt obligations, (excluding interest)	$3,247	$583	$1,291	$1,066	$307
Operating and capital lease obligations	260,763	35,383	58,290	38,533	128,557
Purchase obligations	16,030	16,030	—	—	—

Total	$280,040	$51,996	$59,581	$39,599	$128,864

Our Broadline segment had outstanding purchase orders for capital projects totaling $14.6 million at December 30, 2006. Our Customized segment had outstanding purchase orders for capital projects totaling $1.4 million at December 30, 2006. These contracts and purchase orders expire at various times throughout 2007. Also, at December 30, 2006, we had no outstanding contracts to purchase products. We expect to use future cash flows from operations and residual cash proceeds from the sale of our former fresh-cut segment to fund these obligations.
We have entered into numerous operating leases, including leases of buildings, equipment, tractors and trailers. In certain of these leases, we have provided residual value guarantees to the lessors. Circumstances that would require us to perform under the guarantees include either (1) our default on the leases with the leased assets being sold for less than the specified residual values in the lease agreements, or (2) our decision not to purchase the assets at the end of the lease terms combined with the sale of the assets, with sales proceeds less than the residual value of the leased assets specified in the lease agreements. Our residual value guarantees under these operating lease agreements typically range between 4% and 20% of the value of the leased assets at inception of the lease. These leases have original terms ranging from two to eight years and expiration dates ranging from 2007 to 2013. At December 30, 2006, the undiscounted maximum amount of potential future payments under these guarantees totaled $7.6 million, which would be mitigated by the fair value of the leased assets at lease expiration. Our assessment as to whether it is probable that we will be required to make payments under the terms of the guarantees is based upon our actual and expected loss experience. Consistent with the requirements of Financial Accounting Standard Board Interpretation No. 45, we have recorded $80,000 of the $7.6 million of potential future payments under these guarantees on our consolidated balance sheet as of December 30, 2006. Additionally, we do not consider payments under these guarantees, if any, reasonably likely to have a material impact on our future consolidated financial condition, results of operations or cash flows. Notes 12 and 18 to our consolidated financial statements provide further discussion of these guarantees and the related accounting and disclosure requirements.
In connection with the sale of our former fresh-cut segment, we remained obligated on a guarantee of the future lease payments of one of the fresh-cut segment facilities that was sold to Chiquita. We will be required to perform under the guarantee if Chiquita defaults on its lease obligations. In connection with the sale of the fresh-cut segment to Chiquita, Chiquita assumed our obligation under the guarantee and agreed to indemnify us for any losses we suffer as a result of Chiquita’s failure to perform its assumed obligations. Consistent with the requirements of FIN 45, we have recorded an estimated liability of $2.5 million in our consolidated financial statements as of December 30, 2006. Subsequent to the balance sheet date, we entered into a substitution of collateral and sale-leaseback transaction involving the property subject to the guarantee and one of our Broadline operating company’s facilities. As a result, we were released from the guarantee. For additional detail, see Note 20 to our consolidated financial statements.
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
The total share-based compensation cost recognized in operating expenses in our consolidated statements of earnings was $4.9 million and $1.0 million in 2006 and 2005, respectively, which represents the expense associated with our stock options, restricted stock and shares purchased under the Stock Purchase Plan. There was no share-based compensation cost recognized in 2004. The income tax benefit recognized in excess of the tax benefit related to the compensation cost incurred was $2.0 million, $3.1 million and $4.9 million in 2006, 2005 and 2004, respectively.
At December 30, 2006, there was $4.1 million and $8.3 million of total unrecognized compensation cost related to outstanding stock options and restricted stock, respectively, which will be recognized over the remaining weighted average vesting periods of 3.0 and 2.8 years, respectively.
As a result of adopting SFAS 123(R) on January 1, 2006, our earnings before income taxes and net earnings for 2006 were $2.1 million and $1.3 million lower, respectively, and basic EPS and diluted EPS for 2006 were both $0.04 lower than if we had continued to account for share-based compensation under APB 25.
Discontinued Operations
In 2005, we sold all our stock in the subsidiaries that comprised our fresh-cut segment to Chiquita Brands International, Inc. for $860.6 million and recorded a net gain of approximately $186.8 million, net of approximately $77.0 million in net tax expense. Of the net gain, approximately $5.8 million represents post closing adjustments occurring after the initial gain was calculated upon closing of the transaction primarily related to final tax basis calculations. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS 144”), depreciation and amortization were discontinued beginning February 23, 2005, the day after we entered into a definitive agreement to sell our former fresh-cut segment. This resulted in a reduction of pre-tax expense of approximately $12.8 million, or $0.18 per share diluted, for 2005. During 2006, the net gain on sale was decreased by $114,000 as a result of post-closing adjustments related to the working capital finalization and tax return reconciliations.
Earnings from discontinued operations for 2005, excluding gain on sale, were $18.5 million, net of taxes of $14.3 million. In accordance with Emerging Issues Task Force No. 87-24, Allocation of Interest to Discontinued Operations, we allocated to discontinued operations certain interest expense on debt that was required to be repaid as a result of the sale and a portion of interest expense associated with our revolving credit facility and subordinated convertible notes. The allocation percentage was calculated based on the ratio of net assets of the discontinued operations to consolidated net assets. Interest expense allocated to discontinued operations in 2005 and 2004 totaled $3.2 million and $8.5 million, respectively.
Off Balance Sheet Activities
We have a Receivables Facility, which is generally described as off balance sheet financing. In “Financing Activities” above, we describe certain purchase obligations and residual value guarantees, all of which could be considered off balance sheet items. Refer to the discussion in “Financing Activities” above and Notes 12 and 18 to our consolidated financial statements for further discussion of our commitments, contingencies and leases.
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
In July 2001, we entered into the Receivables Facility, under which PFG Receivables Corporation, a wholly owned, special-purpose subsidiary, sold an undivided interest in certain of our trade receivables. PFG Receivables Corporation was formed for the sole purpose of buying receivables generated by certain of our operating units and selling an undivided interest in those receivables to a financial institution. Under the Receivables Facility, certain of our operating units sell their accounts receivable to PFG Receivables Corporation, which in turn, subject to certain conditions, may from time to time sell an undivided interest in these receivables to the financial institution. Our operating units continue to service the receivables on behalf of the financial institution at estimated market rates. Accordingly, we have not recognized a servicing asset or liability.

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
At December 30, 2006, securitized accounts receivable totaled $250.8 million, including $130.0 million sold to the financial institution and derecognized from our consolidated balance sheet. Total securitized accounts receivable includes our residual interest in accounts receivable of $120.8 million. At December 31, 2005, securitized accounts receivable totaled $237.1 million, including $130.0 million sold to the financial institution and derecognized from our consolidated balance sheet and the Residual Interest of $107.1 million. The Residual Interest represents our retained interest in receivables held by PFG Receivables Corporation. We measure the Residual Interest using the estimated discounted cash flows of the underlying accounts receivable, based on estimated collections and a discount rate approximately equivalent to our incremental borrowing rate. Losses on the sale of the undivided interest in receivables of $7.4 million in 2006, $5.2 million in 2005 and $2.4 million in 2004 are included in other expense, net, in our consolidated statements of earnings and represent our cost of securitizing those receivables with the financial institution.
We record the sale of the undivided interest in accounts receivable to the financial institution according to Statement of Financial Accounting Standards, or SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Accordingly, at the time the undivided interest in receivables is sold, the receivables are removed from our consolidated balance sheet. We record a loss on the sale of the undivided interest in these receivables, which includes a discount, based upon the receivables’ credit quality and a financing cost for the financial institution, based upon a 30-day commercial paper rate. At December 30, 2006, the rate under the Receivables Facility was 5.7% per annum.
Business Combinations
During 2005 we paid approximately $2.7 million related to contractual obligations in the purchase agreements for companies we acquired in 2002 and 2004. Also during 2005, we paid approximately $1.3 million related to the settlement of an earnout agreement with the former owners of Middendorf Meat; this amount was accrued, with a corresponding increase to goodwill, in 2004.
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
Subsequent Events
Sale-leaseback Transaction
In January 2007, we entered into a substitution of collateral and sale-leaseback transaction involving one of our Broadline operating facilities and one of our former fresh-cut segment operating facilities. This transaction resulted in us being released from a guarantee of future lease payments on one of our former fresh-cut segment facilities that was sold to Chiquita, as discussed above and in Note 18 to our consolidated financial statements. Our Broadline operating facility was sold to a third party and leased back to us pursuant to a lease agreement with an initial term expiring in 2026. This transaction resulted in a gain of approximately $2.9 million. Included within the gain is the $2.5 million liability that was established in connection with that guarantee. In accordance with SFAS No. 98, Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate, the gain will be amortized over the life of the lease.
Bond Repayment
In January 2007, we paid off the remaining principal balance outstanding on our Middendorf Meat tax-exempt private activity revenue bonds. See Note 10 to our consolidated financial statements for further description of these bonds.

Application of Critical Accounting Policies
We have prepared our consolidated financial statements and the accompanying notes in accordance with generally accepted accounting principles applied on a consistent basis. In preparing our financial statements, management must often make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements and during the reporting periods. Some of those judgments can be subjective and complex; consequently, actual results could differ from those estimates. We continually evaluate the accounting policies and estimates we use to prepare our financial statements. Management’s estimates are generally based upon historical experience and various other assumptions that we determine to be reasonable in light of the relevant facts and circumstances. We believe that our critical accounting estimates include allowance for doubtful accounts, inventory valuation, goodwill and other intangible assets, insurance programs, vendor rebates and other promotional incentives, income taxes and share-based compensation.
Allowance for Doubtful Accounts. We evaluate the collectibility of our accounts receivable based on a combination of factors. We regularly analyze our significant customer accounts, and when we become aware of a specific customer’s inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position, we record a specific reserve for bad debt to reduce the related receivable to the amount we reasonably believe is collectible. We also record reserves for bad debt for all other customers based on a variety of factors, including the length of time the receivables are past due, the financial health of the customer, macroeconomic considerations and historical experience. If circumstances related to specific customers or other factors change, we may need to adjust our estimates of the recoverability of receivables. In 2006, 2005 and 2004, we wrote off uncollectible accounts receivable of $6.4 million, $9.3 million and $5.1 million, respectively, against the allowance for doubtful accounts. In 2006, 2005 and 2004, we recorded estimates of $4.2 million, $8.4 million and $7.8 million, respectively, in operating expenses to increase our allowance for doubtful accounts.
Inventory Valuation. We maintain reserves for slow-moving and obsolete inventories. These reserves are primarily based upon inventory age plus specifically identified inventory items and overall economic conditions. A sudden and unexpected change in consumer preferences or change in overall economic conditions could result in a significant change in the reserve balance and could require a corresponding charge to earnings. We actively manage our inventory levels to minimize the risk of loss and have consistently achieved a high level of inventory turnover.
Goodwill and Other Intangible Assets. Our goodwill and other intangible assets primarily include the cost of acquired subsidiaries in excess of the fair value of the tangible net assets recorded in connection with acquisitions. Other intangible assets include customer relationships, trade names, trademarks, patents and non-compete agreements. We use estimates and assumptions to determine the fair value of assets acquired and liabilities assumed, assigning lives to acquired intangibles and evaluating those assets for impairment after acquisition. These estimates and assumptions include indicators that would trigger an impairment of assets, whether those indicators are temporary, economic or competitive factors that affect valuation, discount rates and cash flow estimates. When we determine that the carrying value of such assets is not recoverable, or the estimated lives assigned to such assets are improper, we must reduce the carrying value of the assets to the net realizable value or adjust the amortization period of the asset, recording any adjustment in our consolidated statements of earnings. As of December 30, 2006, our unamortized goodwill was $356.5 million and other intangible assets totaled $47.6 million, net.
SFAS No. 142 was effective at the beginning of 2002, except for goodwill and other intangible assets resulting from business combinations completed subsequent to June 30, 2001, for which the standard was effective beginning July 1, 2001. In accordance with SFAS No. 142, we ceased amortizing goodwill and other intangible assets with indefinite lives as of the beginning of 2002. SFAS No. 142 requires us to assess goodwill and other intangible assets with indefinite lives for impairment annually in the absence of an indicator of possible impairment and immediately upon an indicator of possible impairment by estimating the fair value of our reporting units and our intangible assets with indefinite lives. If we determine that the fair values of our reporting units are less than the carrying amount of goodwill, we must recognize an impairment loss in our financial statements. To perform the assessment of significant other non-amortized intangible assets, we compare the book value of the asset to the discounted expected future operating cash flows to be generated by the specific asset. If we determine the discounted future operating cash flows are less than the recorded values of other unamortized assets, we must recognize an impairment loss in our financial statements. Annually, we are also required to evaluate the remaining useful life of intangible assets that are not being amortized to determine whether events and circumstances continue to support an indefinite useful life.
In the fourth quarter of 2006, we performed our annual impairment assessment of goodwill and other intangible assets with indefinite lives for our Broadline segment, in accordance with the provisions of SFAS No. 142. Our Customized segment has no goodwill or other intangible assets. In 2006, 2005 and 2004, no impairment loss was recorded based on these assessments. In testing for potential impairment, we measured the estimated fair value of our reporting units and intangible assets with indefinite lives based upon discounting future operating cash flows using an appropriate discount rate. A 10% change in our estimates of projected future operating cash flows or discount rate used in our calculation of the fair value of the reporting units would have no impact on the reported value of our goodwill and other intangible assets with indefinite lives on our consolidated balance sheet as of December 30, 2006.
We report intangible assets with definite lives at cost less accumulated amortization. We compute amortization over the estimated useful lives of the respective assets, generally three to 40 years. We test these intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a particular asset may not be recoverable, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. In order to evaluate the recoverability of an asset, we compare the carrying value of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. If we determine that the estimated, undiscounted future cash flows of the asset are less than its carrying amount on our consolidated balance sheet, we must record an impairment loss in our financial statements. In 2006, 2005 and 2004, no impairment loss was recorded for intangible assets with definite lives. Due to the numerous variables associated with our judgments and assumptions related to the valuation of the reporting units and intangible assets with definite lives, and the effects of changes in circumstances affecting these valuations, both the precision and reliability of the resulting estimates are subject to uncertainty. Therefore, as we become aware of additional information, we may change our estimates.
Insurance Programs. We maintain self-insurance programs covering portions of our general and vehicle liability, workers’ compensation and group medical insurance. The amounts in excess of the self-insured levels are fully insured by third parties, subject to certain limitations and exclusions. The Company utilizes third party actuaries to assist in the calculation of these reserves. We accrue an estimated liability for these self-insured programs, including an estimate for incurred but not reported claims, based on known claims and past claims history. These accrued liabilities are included in accrued expenses on our consolidated balance sheets. Our reserves for insurance claims include estimates of the frequency and timing of claim occurrences, as well as the ultimate amounts to be paid. The accounting estimate of the self-insurance liability includes both known and incurred but not reported insurance claims. This estimate is highly susceptible to change from period to period if claims differ from past claims history, which could have a material impact on our financial position and results of operations. If we experience claims in excess of our estimates by 5%, our insurance expense and related insurance liability would increase by $3.5 million, negatively affecting our consolidated financial statements.
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
At December 30, 2006 and December 31, 2005, we had $2.8 million and $2.1 million, respectively, of net deferred tax assets related to net operating loss carry-forwards for state income tax purposes. The net operating loss carry-forwards at December 30, 2006 expire in years 2007 through 2026. Additionally, at December 30, 2006, we had certain state income tax credit carry-forwards, which expire in years 2018 through 2021. Our realization of these deferred tax assets is dependent upon future taxable income.
We evaluate the need to record valuation allowances that would reduce deferred tax assets to the amount that is more likely than not to be realized. When assessing the need for valuation allowances, we project future taxable income and consider prudent and feasible tax planning strategies, such as the legal entity changes in which we converted, through merger or conversion, most of our Broadline operating company subsidiaries to limited liability companies. Should a change in circumstances lead to a change in judgment about the realizability of deferred tax assets in future years, we would record valuation allowances in the period that the change in circumstances occurs, along with a corresponding charge to net earnings. Based on our evaluation, we recorded an allowance that is adequate to reduce the total deferred tax asset to an amount that will more likely than not be realized.
Share-Based Compensation. On January 1, 2006, we adopted SFAS 123(R), which requires all share-based payments, including grants of stock options, restricted shares and shares issued under the Stock Purchase Plan, to be recognized in the income statement as an operating expense, based on their grant date fair values. During 2006 and 2005, our total share-based compensation costs were $4.9 million and $1.0 million, respectively. At December 30, 2006 there was $4.1 million and $8.3 million of total unrecognized compensation cost related to outstanding options and restricted stock, respectively, which has been reduced by an estimate for anticipated forfeitures.
We estimate the fair value of each option award on the date of grant using a Black-Scholes based option-pricing model. The Black-Scholes pricing model utilizes the following estimations and assumptions: expected volatility, expected option term, and the risk-free interest rate. Expected volatility is based on the historical fluctuations in the price of our stock. Expected option term is based on our historical option exercise history. The risk-free interest rate is based on the U.S. Treasury yield curve at the date of grant. In addition, we estimate our expected forfeitures for restricted stock and stock options using our historical forfeiture data. Our expected forfeiture estimate is used to reduce our gross share-based compensation expense in accordance with SFAS 123(R). Changes in the above-mentioned Black-Scholes model inputs and/or forfeiture rate could have an impact on our earnings.
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
Recently Issued Accounting Pronouncements
In March 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 156, Accounting for Servicing of Financial Assets (“SFAS 156”). SFAS 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations and requires all separately recognized servicing assets and liabilities to be initially measured at fair value, if practicable. SFAS No. 156 will be effective for our 2007 fiscal year. The adoption of SFAS 156 will not have a material impact on our consolidated financial position or results of operations.
In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file income tax returns in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of application of FIN 48, these will be accounted for as an adjustment to beginning retained earnings. We will adopt the provisions of FIN 48 in our first fiscal quarter of 2007. We do not expect the adoption of FIN 48 to have a material impact on our consolidated financial position or results of operations.

Quarterly Results and Seasonality
Set forth below is certain summary information with respect to our operations for the most recent eight fiscal quarters. All of the fiscal quarters set forth below had 13 weeks. Historically, the restaurant and foodservice business is seasonal, with lower profit in the first quarter. Consequently, we may experience lower net profit during the first quarter, depending on the timing of any future acquisitions. Management believes our quarterly net profit will continue to be impacted by the seasonality of the restaurant business.

	2006
(In thousands, except per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net sales	$1,469,493	$1,448,027	$1,429,765	$1,479,447
Gross profit	187,254	193,203	194,353	199,825
Operating profit	10,722	21,530	20,111	22,747
Earnings from continuing operations before income taxes	9,290	19,754	18,753	20,745
Earnings from continuing operations	5,674	12,168	12,175	12,883
(Loss) earnings from discontinued operations	(32)	13	(132)	36

Net earnings	$5,642	$12,181	$12,043	$12,919

Basic earnings per common share:
Continuing operations	$0.16	$0.36	$0.35	$0.37
Discontinued operations	—	—	—	—

Net earnings	$0.16	$0.36	$0.35	$0.38

Diluted earnings per common share:
Continuing operations	$0.16	$0.35	$0.35	$0.37
Discontinued operations	—	—	—	—

Net earnings	$0.16	$0.35	$0.35	$0.37

	2005
(In thousands, except per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net sales	$1,422,807	$1,456,735	$1,401,780	$1,440,050
Gross profit	179,916	189,392	185,868	192,230
Operating profit	9,426	21,951	17,623	21,478
Earnings from continuing operations before income taxes	7,611	19,817	19,206	20,457
Earnings from continuing operations	4,683	12,246	11,911	12,923
Earnings (loss) from discontinued operations	9,012	191,549	(464)	5,278

Net earnings	$13,695	$203,795	$11,447	$18,201

Basic earnings (loss) per common share:
Continuing operations	$0.10	$0.26	$0.28	$0.35
Discontinued operations	0.19	4.08	(0.01)	0.14

Net earnings	$0.29	$4.34	$0.27	$0.49

Diluted earnings (loss) per common share:
Continuing operations	$0.10	$0.26	$0.28	$0.35
Discontinued operations	0.19	4.02	(0.01)	0.14

Net earnings	$0.29	$4.28	$0.27	$0.49

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Our primary market risks are related to fluctuations in interest rates and changes in commodity prices. Our primary interest rate risk is from changing interest rates related to any borrowings under our Credit Facility. We currently manage this risk through a combination of fixed and floating rates on these obligations. As of December 30, 2006, our total debt of $12.2 million, including a capital lease obligation of $9.0 million, consisted entirely of fixed-rate debt. As of December 31, 2005, our total debt of $3.8 million consisted entirely of fixed rate debt. In addition, our Receivables Facility has a floating rate based upon a 30-day commercial paper rate and our Credit Facility, which we currently have no outstanding borrowings on, is based on LIBOR. A 100 basis-point increase in market interest rates on all of our floating-rate debt and our Receivables Facility would result in a decrease in net earnings and cash flows of approximately $0.8 million per annum, holding other variables constant. See Notes 10 and 7 to the consolidated financial statements for further discussion of our debt and Receivables Facility, respectively.
Significant commodity price fluctuations for certain commodities that we purchase could have a material impact on our results of operations. In an attempt to manage our commodity price risk, our Broadline segment enters into contracts to purchase pre-established quantities of products in the normal course of business. We have not entered into any commitments to purchase products as of December 30, 2006.
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

Our management assessed the effectiveness of our internal control over financial reporting as of December 30, 2006. In making this assessment, management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management concluded that, as of December 30, 2006, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, KPMG LLP, has issued an audit report on our assessment of our internal control over financial reporting, which is included in this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The Proxy Statement issued in connection with the shareholders meeting to be held on May 15, 2007, contains under the captions “Proposal 1: Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” information required by Item 10 of Form 10-K, including disclosures about certain corporate governance matters, the audit committee, and any audit committee financial expert, and is incorporated herein by reference. Pursuant to General Instruction G (3), certain information concerning our executive officers is included in Part I of this Form 10-K, under the caption “Executive Officers.”
We have adopted a code of corporate conduct for all of our associates (including officers) and directors (the “Code of Corporate Conduct”), a copy of which has been posted on our website at www.pfgc.com. Please note that our website address is provided as an inactive textual reference only. We will make any legally required disclosures regarding amendments to, or waivers of, provisions of our Code of Corporate Conduct in accordance with the rules and regulations of the SEC and the National Association of Securities Dealers, Inc., and may make such disclosures on our website at www.pfgc.com.
Item 11. Executive Compensation.
The Proxy Statement issued in connection with the shareholders meeting to be held on May 15, 2007, contains under the caption “Executive Compensation” information required by Item 11 of Form 10-K and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table summarizes information concerning our equity compensation plans at December 30, 2006:

	Number of Shares to be	Weighted Average
	Issued upon Exercise of	Exercise Price of	Number of Shares Remaining Available for Future
	Outstanding Options	Outstanding Options	Issuance Under Equity Compensation Plans
Plan Category	and Warrants	and Warrants	(Excluding Shares Reflected in First Column)*

Equity compensation plans approved by shareholders	2,863,480	$27.75	2,402,079

Equity compensation plans not approved by shareholders	N/A	N/A	N/A

Total	2,863,480	$27.75	2,402,079

*	Includes 409,072 shares available for future issuance under our Employee Stock Purchase Plan as of December 30, 2006, of which approximately 56,000 were issued on January 15, 2007.
The Proxy Statement issued in connection with the shareholders meeting to be held on May 15, 2007, contains under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Directors and Executive Officers,” information required by Item 12 of Form 10-K and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The Proxy Statement issued in connection with the shareholders meeting to be held May 15, 2007, contains under the caption, “Certain Transactions” and “Proposal 1: Election of Directors” information required by Item 13 of Form 10-K and is incorporated herein by reference.
Item 14. Principal Accountants’ Fees and Services.
Information with respect to fees and services related to our independent registered public accounting firm, KPMG LLP, and the disclosure of the Audit Committee’s pre-approval policies and procedures related to audit fees and services are contained under the caption “Relationship with Independent Registered Public Accounting Firm” in the Proxy Statement issued in connection with the shareholders meeting to be held on May 15, 2007, and is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules.

(a)	1 Financial Statements. See index to Financial Statements above. 2 Financial Statement Schedules. See index to Financial Statement Schedules above. 3 Exhibits:

Exhibit
Number	Description
A.	Incorporated by reference to our Registration Statement on Form S-1 (No. 33-64930) (File No. 0-22192), filed June 24, 1993:

3.2	Restated Bylaws of Registrant.

4.1	Specimen Common Stock certificate.

4.2	Article 5 of the Registrant’s Restated Charter (included in Exhibit 3.1).

4.3	Article 6 of the Registrant’s Restated Bylaws (included in Exhibit 3.2).

10.1	1993 Outside Directors’ Stock Option Plan.*

10.2	Form of Pocahontas Food Group, Inc. Executive Deferred Compensation Plan.*

10.3	Form of Indemnification Agreement.

B.	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended January 1, 1994 (File No. 0-22192), filed March 29, 1994:

10.4	First Amendment to the Trust Agreement for Pocahontas Food Group, Inc. Employee Savings and Stock Ownership Plan.

10.5	Performance Food Group Employee Stock Purchase Plan.*

C.	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 28, 1996 (File No. 0-22192), filed March 27, 1997:

10.6	Performance Food Group Company Employee Savings and Stock Ownership Plan Savings Trust.

D.	Incorporated by reference to our Report on Form 8-K dated May 20, 1997 (File No. 0-22192), filed May 20, 1997:

10.7	Rights Agreement dated as of May 16, 1997 between Performance Food Group Company and First Union National Bank of North Carolina, as Rights Agent.

E.	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 27, 1997 (File No. 0-22192), filed March 26, 1998:

10.8	Form of Change in Control Agreement dated October 29, 1997 with John D. Austin, Thomas Hoffman and Robert C. Sledd.*

10.9	Form of Change in Control Agreement dated October 27, 1997 with certain key executives.*

F.	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended January 2, 1999 (File No. 0-22192), filed April 1, 1999:

10.10	Performance Food Group Company Executive Deferred Compensation Plan.*

Exhibit
Number	Description
G.	Incorporated by reference to our Report on Form 8-K dated November 27, 2000 (File No. 0-22192), filed November 27, 2000:

10.11	Amendment No. 1 to Rights Agreement dated June 30, 1999 between Performance Food Group Company and American Stock Transfer Trust Company, as subsequent Rights Agent.

10.12	Amendment No. 2 to Rights Agreement dated November 22, 2000 between Performance Food Group Company and American Stock Transfer Trust Company, as subsequent Rights Agent.

H.	Incorporated by reference to our Registration Statement on Form S-4 (Registration No 333-61612) (File No. 0-22192), filed May 25, 2001:

3.1	Restated Charter of Registrant.

I.	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 0-22192), filed August 14, 2001:

10.13	Receivables Purchase Agreement dated July 3, 2001, by and among PFG Receivables Corporation, as Seller, Performance Food Group Company, as Servicer, Jupiter Securitization Corporation and Bank One, NA as Agent. (Schedules and other exhibits are omitted from this filing, but the Registrant will furnish supplemental copies of the omitted material to the Securities and Exchange Commission upon request.)

J.	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 29, 2001 (File No. 0-22192), filed March 29, 2002:

10.14	1993 Employee Stock Incentive Plan (restated electronically for SEC filing purposes only).*

K.	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 29, 2002 (File No. 0-22192), filed August 13, 2002:

10.15	Amendment to Receivable Purchase Agreement dated as of July 12, 2002, by and among PFG Receivables Corporation, as Seller, Performance Food Group Company, as Servicer, Jupiter Securitization Corporation and Bank One, NA, as Agent.

L.	Incorporated by reference to our Registration Statement on Form S-8 (File No. 333-105082), filed May 8, 2003:

10.16	2003 Equity Incentive Plan.*

M.	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 28, 2003 (File No. 0-22192), filed August 12, 2003:

10.17	Amendment to Receivables Purchase Agreement dated as of June 30, 2003, by and among PFG Receivables Corporation, as Seller, Performance Food Group Company, as Servicer, Jupiter Securitization Corporation and Bank One, NA, as Agent.

N.	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended February 3, 2004 (File No. 0-22192), filed March 18, 2004:

10.18	Performance Food Group Company Supplemental Executive Retirement Plan.*

10.19	Amended and Restated Performance Food Group Company Employee Savings and Stock Ownership Plan, as amended.*

O.	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended April 3, 2004 (File No. 0-22192), filed May 12, 2004:

Exhibit
Number	Description
10.20	Lease agreement for our Little Rock, Arkansas facility.

10.21	Severance agreement with C. Michael Gray.*

P.	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended July 3, 2004 (File No. 0-22192), filed August 11, 2004:

10.22	Amendment to Receivables Purchase Agreement dated as of June 28, 2004 by and between PFG Receivables Corporation, as Seller, Performance Food Group Company, as Servicer, Jupiter Securitization Corporation and Bank One, NA, as Agent.

Q.	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended October 2, 2004 (File No. 0-22192), filed November 12, 2004:

10.23	Form of Non-Qualified Stock Option Agreement.*

10.24	Form of Incentive Stock Option Agreement.*

R.	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended January 1, 2005:

10.25	Trust Agreement for the Performance Food Group Employee Savings and Stock Ownership Plan.

S.	Incorporated by reference to our Current Report on Form 8-K dated January 6, 2005 (File No. 0-22192):

10.26	Senior Management Severance Plan.*

T.	Incorporated by reference to our Current Report on Form 8-K dated February 28, 2005 (File No. 0-22192):

2.1	Stock Purchase Agreement, dated as of February 22, 2005, between Performance Food Group Company and Chiquita Brands International, Inc. (Pursuant to Item 601(b)(2) of Regulation S-K the schedules and exhibits to this agreement have been omitted from this filing.)

U.	Incorporated by reference to our Current Report on Form 8-K dated March 21, 2005 (File No. 0-22192):

10.27	Performance Food Group Company 2005 Cash Incentive Plan.*

10.28	Form of Restricted Share Award Agreement.*

V.	Incorporated by reference to our Current Report on Form 8-K dated April 28, 2005 (File No. 0-22192):

10.29	Amendment and Waiver, dated as of April 26, 2005 among Performance Food Group Company, the Lenders party to the Credit Agreement and Wachovia Bank, National Association, as Administrative Agent for the Lenders.

W.	Incorporated by reference to our Current Report on Form 8-K dated May 24, 2005 (File No. 0-22192):

10.30	Form of Non-Qualified Stock Option Agreement.*

X.	Incorporated by reference to our Current Report on Form 8-K dated June 30, 2005 (File No. 0-22192):

Exhibit
Number	Description
10.31	Amendment to Receivables Purchase Agreement dated as of June 27, 2005 by and between PFG Receivables Corporation, as Seller, Performance Food Group Company, as Servicer, Jupiter Securitization Corporation and JPMorgan Chase Bank, N.A., successor by merger to Bank One, NA, as Agent.

Y.	Incorporated by reference to our Current Report on Form 8-K dated August 29, 2005 (File No. 0-22192):

10.32	Director Compensation Summary.*

Z.	Incorporated by reference to our Current Report on Form 8-K dated October 11, 2005 (File No. 0-22192):

10.33	Second Amended and Restated Credit Agreement dated as of October 7, 2005 by and among Performance Food Group Company, the Lenders a party thereto, and Wachovia Bank, National Association as Administrative Agent for the Lenders.

10.34	Form of Revolving Credit Note.

AA.	Incorporated by reference to our Current Report on Form 8-K dated March 1, 2006 (File No. 0-22192):

10.35	Performance Food Group Company 2006 Cash Incentive Plan.*

BB.	Incorporated by reference to our Current Report on Form 8-K dated April 13, 2006 (File No. 0-22192):

10.36	Form of Non-Qualified Stock Option Agreement.*

CC.	Incorporated by reference to our Current Report on Form 8-K dated May 17, 2006 (File No. 0-22192):

10.37	Form of Non-Employee Director Restricted Share Award Agreement.*

DD.	Incorporated by reference to our Current Report on Form 8-K dated June 29, 2006 (File No. 0-22192):

10.38	Amendment to Receivables Purchase Agreement dated as of June 26, 2006 by and between PFG Receivables Corporation, as Seller, Performance Food Group Company, as Servicer, Jupiter Securitization Corporation and JPMorgan Chase Bank, N.A., successor by merger to Bank One, NA (Main Office Chicago).

EE.	Incorporated by reference to our Current Report on Form 8-K dated August 21, 2006 (File No. 0-22192)

10.39	Steven L. Spinner Executive Compensation Summary.*

FF.	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 0-22192) filed November 7, 2006:

10.40	Amendment No. 3 to Rights Agreement dated September 8, 2006 between Performance Food Group Company and Bank of New York, as subsequent Rights Agent.

GG.	Incorporated by reference to our Current Report on Form 8-K dated November 22, 2006 (File No. 0-22192):

Exhibit
Number	Description
10.41	Amendment to Performance Food Group Company Supplemental Executive Retirement Plan.*

HH.	Filed herewith:

10.42	Named Executive Officer and Director Compensation Summary.*

10.43	Amendment to Performance Food Group Company Employee Stock Purchase Plan.*

21	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 27, 2007.

PERFORMANCE FOOD GROUP COMPANY

By:	/s/ Steven L. Spinner

Steven L. Spinner
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven L. Spinner	Director, President and Chief	February 27, 2007
Steven L. Spinner	Executive Officer (Principal
Executive Officer)

/s/ John D. Austin	Senior Vice President and	February 27, 2007
John D. Austin	Chief Financial Officer
(Principal Financial and
Accounting Officer)

/s/ Robert C. Sledd	Chairman of the Board	February 27, 2007
Robert C. Sledd

/s/ Charles E. Adair	Director	February 27, 2007
Charles E. Adair

/s/ Mary C. Doswell	Director	February 27, 2007
Mary C. Doswell

/s/ Fred C. Goad, Jr.	Director	February 27, 2007
Fred C. Goad, Jr.

/s/ Timothy M. Graven	Director	February 27, 2007
Timothy M. Graven

/s/ John E. Stokely	Director	February 27, 2007
John E. Stokely

Report of Independent Registered Public Accounting Firm
The Board of Directors
Performance Food Group Company:
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Performance Food Group Company (the Company) maintained effective internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 30, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by COSO. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Performance Food Group Company and subsidiaries as of December 30, 2006 and December 31, 2005, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended December 30, 2006, and our report dated February 26, 2007, expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Richmond, Virginia
February 26, 2007

Report of Independent Registered Public Accounting Firm
The Board of Directors
Performance Food Group Company:
We have audited the accompanying consolidated balance sheets of Performance Food Group Company and subsidiaries (the Company) as of December 30, 2006 and December 31, 2005, and the related consolidated statements of earnings, shareholders’ equity and cash flows for each of the fiscal years in the three-year period ended December 30, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Performance Food Group Company and subsidiaries as of December 30, 2006 and December 31, 2005, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended December 30, 2006, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.”
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2007, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/ KPMG LLP
Richmond, Virginia
February 26, 2007

PERFORMANCE FOOD GROUP COMPANY
CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share amounts)	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$75,087	$99,461
Accounts receivable, net, including residual interest in securitized receivables	226,058	190,481
Inventories	308,901	303,073
Prepaid expenses and other current assets	9,991	9,328
Income taxes receivable	—	6,448
Deferred income taxes	23,161	13,412
Current assets from discontinued operations (Note 3)	2,267	10,115

Total current assets	645,465	632,318
Goodwill, net	356,509	356,597
Property, plant and equipment, net	291,947	255,816
Other intangible assets, net	47,575	51,213
Other assets	18,279	16,346

Total assets	$1,359,775	$1,312,290

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Outstanding checks in excess of deposits	$88,023	$100,335
Current installments of long-term debt	583	573
Trade accounts payable	269,590	258,791
Accrued expenses	141,162	122,885
Current liabilities from discontinued operations (Note 3)	5,362	6,540

Total current liabilities	504,720	489,124
Long-term debt, excluding current installments	11,664	3,250
Deferred income taxes	48,582	43,399

Total liabilities	564,966	535,773

Shareholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued, preferences to be defined when issued	—	—
Common stock, $.01 par value; 100,000,000 shares authorized, 34,894,380 and 35,581,925 shares issued and outstanding	349	356
Additional paid-in capital	155,783	180,270
Retained earnings	638,677	595,891

Total shareholders’ equity	794,809	776,517

Total liabilities and shareholders’ equity	$1,359,775	$1,312,290

See accompanying notes to consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)	2006	2005	2004

Net sales	$5,826,732	$5,721,372	$5,173,078
Cost of goods sold	5,052,097	4,973,966	4,496,117

Gross profit	774,635	747,406	676,961
Operating expenses	699,525	676,928	613,281

Operating profit	75,110	70,478	63,680

Other income (expense):
Interest income	2,164	4,651	340
Interest expense	(1,732)	(3,246)	(8,274)
Loss on sale of receivables	(7,351)	(5,156)	(2,421)
Loss on redemption of convertible notes (Note 10)	—	—	(10,127)
Other, net	351	365	141

Other expense, net	(6,568)	(3,386)	(20,341)

Earnings from continuing operations before income taxes	68,542	67,092	43,339
Income tax expense from continuing operations	25,642	25,328	16,781

Earnings from continuing operations, net of tax	42,900	41,764	26,558

Earnings from discontinued operations, net of tax	—	18,499	26,000
(Loss) gain on sale of fresh-cut segment, net of tax	(114)	186,875	—

Total (loss) earnings from discontinued operations (Note 3)	(114)	205,374	26,000

Net earnings	$42,786	$247,138	$52,558

Weighted average common shares outstanding:
Basic	34,348	43,233	46,398
Diluted	34,769	43,795	47,181
Basic earnings per common share:
Continuing operations	$1.25	$0.97	$0.57
Discontinued operations	—	4.75	0.56

Net earnings	$1.25	$5.72	$1.13

Diluted earnings per common share:
Continuing operations	$1.23	$0.95	$0.56
Discontinued operations	—	4.69	0.55

Net earnings	$1.23	$5.64	$1.11

See accompanying notes to consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional	Deferred		Total Shareholders’
(Dollar amounts in thousands)	Shares	Amount	Paid-in Capital	Compensation	Retained Earnings	Equity

Balance at January 3, 2004	45,862,479	$459	$507,161	$—	$296,195	$803,815

Issuance of shares for acquisitions, net of shares returned	8,904	—	400	—	—	400
Issuance of shares for equity based awards	899,277	9	12,633	—	—	12,642
Tax benefit from exercise of stock options	—	—	4,898	—	—	4,898
Net earnings-continuing operations	—	—	—	—	26,558	26,558
Net earnings-discontinued operations	—	—	—	—	26,000	26,000

Balance at January 1, 2005	46,770,660	468	525,092	—	348,753	874,313

Issuance of shares for equity based awards, net of cancellations	977,694	10	18,116	(5,475)	—	12,651
Stock compensation expense	—	—	—	999	—	999
Repurchase and retirement of common stock	(12,166,429)	(122)	(361,596)	—	—	(361,718)
Tax benefit from exercise of stock options	—	—	3,134	—	—	3,134
Net earnings-continuing operations	—	—	—	—	41,764	41,764
Net earnings-discontinued operations	—	—	—	—	205,374	205,374

Balance at December 31, 2005	35,581,925	356	184,746	(4,476)	595,891	776,517

Issuance of shares for equity based awards, net of cancellations	772,410	8	16,309	(8,092)	—	8,225
Stock compensation expense	—	—	2,105	2,775	—	4,880
Repurchase and retirement of common stock	(1,459,955)	(15)	(39,602)	—	—	(39,617)
Tax benefit from exercise of stock options	—	—	2,018	—	—	2,018
Net earnings-continuing operations	—	—	—	—	42,900	42,900
Net loss-discontinued operations	—	—	—	—	(114)	(114)

Balance at December 30, 2006	34,894,380	$349	$165,576	$(9,793)	$638,677	$794,809

See accompanying notes to consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)	2006	2005	2004

Cash flows from operating activities of continuing operations:
Earnings from continuing operations	$42,900	$41,764	$26,558
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	25,557	22,818	21,370
Amortization	3,312	3,562	3,626
Stock compensation expense	4,880	999	—
Deferred income taxes	(4,566)	2,919	3,690
Tax benefit from exercise of equity awards	1,115	3,134	4,898
Write-off of debt issuance costs	—	—	3,801
Other	952	611	1,239
Changes in operating assets and liabilities:
Increase in accounts receivable	(35,577)	(19,290)	(4,976)
Increase in inventories	(5,828)	(16,054)	(57,403)
(Increase) decrease in prepaid expenses and other current assets	(663)	374	(636)
Increase in other assets	(1,933)	(2,843)	(2,992)
Increase in trade accounts payable	10,799	30,909	31,825
Increase in accrued expenses	10,643	11,661	9,295
Change in income taxes payable/receivable, net	14,082	(4,394)	7,315

Net cash provided by operating activities of continuing operations	65,673	76,170	47,610

Cash flows from investing activities of continuing operations:
Purchases of property, plant and equipment	(53,688)	(77,576)	(40,635)
Net cash paid for acquisitions	—	(3,917)	(3,086)
Proceeds from sale of property, plant and equipment	462	290	967
Cash paid for intangibles	—	(150)	—

Net cash used in investing activities of continuing operations	(53,226)	(81,353)	(42,754)

Cash flows from financing activities of continuing operations:
(Decrease) increase in outstanding checks in excess of deposits	(12,312)	(3,613)	45,446
Net (payments on) proceeds from revolving credit facility	—	(210,000)	126,771
Principal payments on long-term debt	(576)	(697)	(202,046)
Proceeds from employee stock option, incentive and purchase plans	8,225	12,651	12,642
Excess tax benefit from exercise of equity awards	903	—	—
Cash paid for debt issuance costs	—	(864)	(461)
Repurchase of common stock	(39,617)	(361,718)	—

Net cash used in financing activities of continuing operations	(43,377)	(564,241)	(17,648)

Net cash used in continuing operations	(30,930)	(569,424)	(12,792)

Cash flows from discontinued operations (Note 3):
Cash provided by operating activities of discontinued operations	6,670	1,121	68,364
Cash (used in) provided by investing activities of discontinued operations	(114)	611,083	(42,520)
Cash provided by financing activities of discontinued operations	—	4,359	354

Total cash provided by discontinued operations	6,556	616,563	26,198

Net (decrease) increase in cash and cash equivalents	(24,374)	47,139	13,406
Cash and cash equivalents, beginning of year	99,461	52,322	38,916

Cash and cash equivalents, end of year	$75,087	$99,461	$52,322

Supplemental disclosure of non-cash transaction:
Debt assumed through capital lease obligation	$9,000	—	—

See accompanying notes to consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	Description of Business

Performance Food Group Company and subsidiaries (the “Company”) market and distribute over 68,000 national and proprietary brand food and non-food products to over 41,000 customers in the foodservice or “food–away–from–home” industry. The Company services both of the major customer types in the foodservice industry: “street” foodservice customers, which include independent restaurants, hotels, cafeterias, schools, healthcare facilities and other institutional customers, and multi-unit, or “chain” customers, which include regional and national family and casual dining and quick-service restaurants.

The Company services these customers through two operating segments: broadline foodservice distribution (“Broadline”) and customized foodservice distribution (“Customized”). Broadline markets and distributes more than 65,000 national and proprietary brand food and non-food products to over 41,000 street and chain customers. The Broadline segment has 19 distribution facilities that design their own product mix, distribution routes and delivery schedules to accommodate the needs of a large number of customers whose individual purchases vary in size. Broadline’s customers are typically located within 250 miles of one of the Company’s Broadline distribution centers in the Eastern, Midwestern and Southern United States. Customized services casual and family dining chain restaurants. These customers generally prefer a centralized point of contact that facilitates item and menu changes, tailored distribution routing and customer service. Customized segment customers can be located up to 1,800 miles away from one of its eight distribution centers, located throughout the United States. The Customized segment also supplies products to some of its customer locations internationally.

The fiscal years ended December 30, 2006, December 31, 2005 and January 1, 2005 are referred to herein as the years 2006, 2005 and 2004, respectively. The Company uses a 52/53-week fiscal year ending on the Saturday closest to December 31. Consequently, the Company periodically has a 53-week fiscal year.

In 2005, the Company sold all its stock in the subsidiaries that comprised its fresh-cut segment to Chiquita Brands International, Inc. (“Chiquita”). In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), depreciation and amortization were discontinued beginning February 23, 2005, the day after the Company entered into a definitive agreement to sell its fresh-cut segment. Accordingly, unless otherwise noted, all amounts presented in the accompanying consolidated financial statements, including all note disclosures, contain only information related to the Company’s continuing operations. See Note 3 for additional discontinued operations disclosures.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Performance Food Group Company and its majority-owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

Use of Estimates

The preparation of the consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and notes thereto. The most significant estimates used by management are related to the accounting for the allowance for doubtful accounts, reserve for inventories, goodwill and other intangible assets, reserves for claims under self-insurance programs, vendor rebates and other promotional incentives, bonus accruals, depreciation, amortization, share-based compensation and income taxes. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable represent receivables from customers in the ordinary course of business, are recorded at the invoiced amount and do not bear interest. Receivables are recorded net of the allowance for doubtful accounts in the accompanying consolidated balance sheets. The Company evaluates the collectibility of its accounts receivable based on a combination of factors. The Company regularly analyzes its significant customer accounts, and when it becomes aware of a specific customer’s inability to meet its financial obligations to the Company, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position, the Company records a specific reserve for bad debt to reduce the related receivable to the amount it reasonably believes is collectible. The Company also records reserves for bad debt for all other customers based on a variety of factors, including the length of time the receivables are past due, the financial health of the customer, macroeconomic considerations and historical experience. If circumstances related to specific customers change, the Company’s estimates of the recoverability of receivables could be further adjusted. At December 30, 2006 and December 31, 2005, the allowance for doubtful accounts was $7.0 million and $7.8 million, respectively.

Inventories

The Company’s inventories consist primarily of food and non-food products. The Company values inventories at the lower of cost or market using the first-in, first-out (“FIFO”) method. At December 30, 2006 and December 31, 2005, the Company’s inventory balances of $308.9 million and $303.1 million, respectively, consisted primarily of finished goods. Costs in inventory include the purchase price of the product and freight charges to deliver the product to the Company’s warehouses. The Company maintains reserves for slow-moving, excess and obsolete inventories. These reserves are based upon inventory category, inventory age, specifically identified items and overall economic conditions.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation of property, plant and equipment, including capital lease assets, is calculated primarily using the straight-line method over the estimated useful lives of the assets, which range from three to 39 years, and is included in operating expenses on the consolidated statements of earnings.

When assets are retired or otherwise disposed of, the costs and related accumulated depreciation are removed from the accounts. The difference between the net book value of the asset and proceeds from disposition is recognized as a gain or loss. Routine maintenance and repairs are charged to expense as incurred, while costs of betterments and renewals are capitalized.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets include the cost of acquired subsidiaries in excess of the fair value of the tangible net assets recorded in conjunction with acquisitions. Other intangible assets include customer relationships, trade names, trademarks, patents and non-compete agreements. SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), requires the Company to assess goodwill and other intangible assets with indefinite lives for impairment annually, or more often if other circumstances indicate. If impaired, the assets are written down to their fair values. To perform the assessment of goodwill, the Company compared the net assets of its Broadline segment to the discounted expected future operating cash flows of the segment. To perform the assessment of significant other non-amortized intangible assets, the Company compared the book value of the asset to the discounted expected future operating cash flows generated by the specific asset. The Company’s Customized segment has no goodwill or other intangible assets. Based on the Company’s assessments for 2006, 2005 and 2004, no impairment losses were recorded.

In accordance with SFAS 142, the Company ceased amortizing goodwill and other intangible assets with indefinite lives as of the beginning of 2002. Intangible assets with definite lives are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally three to 40 years.

Impairment of Long-Lived Assets

Long-lived assets held and used by the Company are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the Company compares the carrying value of the asset or asset group to the estimated, undiscounted future cash flows expected to be generated by the long-lived asset or asset group, as required by SFAS 144. Based on the Company’s assessments for 2006, 2005 and 2004, no impairment losses were recorded.

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

Stock Based Compensation

Effective January 1, 2006, in accordance with SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”), the Company began to recognize compensation expense in its consolidated statement of operations for all of its equity awards based on the grant date fair value of the awards. Stock option pricing methods require the input of highly subjective assumptions, including the expected stock price volatility, expected term of the option and expected forfeitures. Compensation cost is recognized ratably over the vesting period of the related equity award.

Shipping and Handling Fees and Costs

Shipping and handling fees billed to customers are included in net sales. Shipping and handling costs of $309.8 million, $308.0 million and $271.7 million in 2006, 2005 and 2004, respectively, are recorded in operating expenses in the consolidated statements of earnings.

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

Recently Issued Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 156, Accounting for Servicing of Financial Assets (“SFAS 156”). SFAS 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations and requires all separately recognized servicing assets and liabilities to be initially measured at fair value, if practicable. SFAS 156 will be effective for the Company’s 2007 fiscal year. The adoption of SFAS 156 will not have a material impact on the Company’s consolidated financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement 109. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file income tax returns in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of the adoption of FIN 48, any adjustments will be accounted for as an adjustment to beginning retained earnings. The Company will adopt the provisions of FIN 48 in its first fiscal quarter of 2007. The Company does not expect the adoption of FIN 48 to have a material impact on the Company’s consolidated financial position or results of operations.

3.	Discontinued Operations

In 2005, the Company sold all its stock in the subsidiaries that comprised its fresh-cut segment to Chiquita for $860.6 million and recorded a net gain of approximately $186.8 million, net of approximately $77.0 million in net tax expense. Of the net gain, approximately $5.8 million represents post closing adjustments occurring after the initial gain was calculated upon closing of the transaction, primarily related to final tax basis calculations. In accordance with SFAS 144, depreciation and amortization were discontinued beginning February 23, 2005, the day after the Company entered into a definitive agreement to sell its fresh-cut segment. During 2006 the net gain on sale was decreased by $114,000, as a result of post-closing adjustments related to the working capital finalization and tax return reconciliation.

Earnings from discontinued operations for 2005, excluding gain on sale, were $18.5 million, net of tax expense of $14.3 million. In accordance with Emerging Issues Task Force No. 87-24, Allocation of Interest to Discontinued Operations, the Company allocated to discontinued operations certain interest expense on debt that was required to be repaid as a result of the sale and a portion of interest expense associated with the Company’s revolving credit facility and subordinated convertible notes. The allocation percentage was calculated based on the ratio of net assets of the discontinued operations to consolidated net assets. Interest expense allocated to discontinued operations in 2005 and 2004 totaled $3.2 million and $8.5 million, respectively.

The assets and liabilities of the discontinued fresh-cut segment reflected on the consolidated balance sheets at December 30, 2006 and December 31, 2005 were comprised of the following:

(In thousands)	2006	2005

Assets
Accounts receivable, net	$610	$8,229
Deferred income taxes	1,657	1,886

Total assets	$2,267	$10,115

Liabilities
Other current liabilities	$5,362	$6,540

Total liabilities	$5,362	$6,540

The net sales and earnings before income taxes of the Company’s discontinued operations were as follows:

(In thousands)	2006	2005	2004

Net sales	$—	$510,987	$975,845

Earnings before income taxes	$629	$295,828	$41,337

4.	Business Combinations

During 2005, the Company paid approximately $2.7 million related to contractual obligations in the purchase agreements for companies it acquired in 2002 and 2004. Also during 2005, the Company paid approximately $1.3 million related to the settlement of an earnout agreement with the former owners of Middendorf Meat Company (“Middendorf Meat”); this amount was accrued, with a corresponding increase to goodwill, in 2004.

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

5.	Goodwill and Other Intangible Assets

The following table presents details of the Company’s intangible assets as of December 30, 2006 and December 31, 2005:

	2006			2005
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
(In thousands)	Amount	Amortization	Net	Amount	Amortization	Net

Intangible assets with definite lives:
Customer relationships	$32,859	$12,100	$20,759	$32,859	$9,875	$22,984
Trade names and trademarks	17,228	3,539	13,689	17,228	2,797	14,431
Deferred financing costs	3,570	2,332	1,238	3,573	2,008	1,565
Non-compete agreements	3,353	3,198	155	3,353	2,854	499

Total intangible assets with definite lives	$57,010	$21,169	$35,841	$57,013	$17,534	$39,479

Intangible assets with indefinite lives:
Goodwill*	$368,535	$12,026	$356,509	$368,623	$12,026	$356,597
Trade names*	11,869	135	11,734	11,869	135	11,734

Total intangible assets with indefinite lives	$380,404	$12,161	$368,243	$380,492	$12,161	$368,331

*Amortization was recorded before the Company’s adoption of SFAS No. 142.
The Company recorded amortization expense of $3.6 million, $4.2 million and $5.0 million in 2006, 2005 and 2004, respectively. These amounts include amortization of deferred financing costs of approximately $0.3 million, $0.7 million and $1.4 million in 2006, 2005 and 2004, respectively. The estimated future amortization expense on intangible assets as of December 30, 2006 is as follows:

(In thousands)

2007	$3,341
2008	3,148
2009	3,146
2010	3,056
2011	2,791
Thereafter	20,359

Total amortization expense	$35,841

The following table presents the changes in the net carrying amount of goodwill, all of which is allocated to the Company’s Broadline segment, as defined in Note 19, during 2006 and 2005:

(In thousands)

Balance as of January 1, 2005	$354,037
Goodwill acquired	2,710
Purchase accounting adjustments	(150)

Balance as of December 31, 2005	356,597
Purchase accounting adjustments	(88)

Balance as of December 30, 2006	$356,509

6.	Net Earnings per Common Share

Basic net earnings per common share (“EPS”) is computed by dividing net earnings available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is calculated using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased with the proceeds from the exercise of stock options under the treasury stock method.

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

	2006			2005			2004
(In thousands, except per share			Per - Share			Per - Share			Per - Share
amounts)	Net Earnings	Shares	Amount	Net Earnings	Shares	Amount	Net Earnings	Shares	Amount

Amounts reported for basic EPS	$42,900	34,348	$1.25	$41,764	43,233	$0.97	$26,558	46,398	$0.57
Dilutive effect of equity awards	—	421		—	562		—	783

Amounts reported for diluted EPS	$42,900	34,769	$1.23	$41,764	43,795	$0.95	$26,558	47,181	$0.56

Options to purchase approximately 2.1 million shares outstanding at December 30, 2006 were excluded from the computation of diluted EPS because of their anti-dilutive effect on EPS for 2006. The exercise prices of these options ranged from $28.02 to $41.15. Options to purchase approximately 1.5 million shares outstanding at December 31, 2005 were excluded from the computation of diluted EPS because of their anti-dilutive effect on EPS for 2005. The exercise prices of these options ranged from $29.40 to $41.15. Options to purchase approximately 2.8 million shares outstanding at January 1, 2005 were excluded from the computation of diluted EPS because of their anti-dilutive effect on EPS for 2004. The exercise prices of these options ranged from $25.18 to $41.15.

7.	Receivables Facility

In 2001, the Company entered into a receivables purchase facility (the “Receivables Facility”) under which PFG Receivables Corporation, a wholly owned, special-purpose subsidiary, sold an undivided interest in certain of the Company’s trade receivables. PFG Receivables Corporation was formed for the sole purpose of buying receivables generated by certain of the Company’s operating units and selling an undivided interest in those receivables to a financial institution. Under the Receivables Facility, certain of the Company’s operating units sell their accounts receivable to PFG Receivables Corporation, which in turn, subject to certain conditions, may from time to time sell an undivided interest in these receivables to a financial institution. The Company’s operating units continue to service the receivables on behalf of the financial institution at estimated market rates. Accordingly, the Company has not recognized a servicing asset or liability.

The Company received $78.0 million of proceeds from the sale of the undivided interest in receivables under the Receivables Facility in 2001 and has continued to securitize its accounts receivable. Under the original terms of the Receivables Facility, the amount of the undivided interest in the receivables owned by the financial institution could not exceed $90.0 million at any one time. In June 2003, the Company increased the amount of the undivided interest in the receivables that can be owned by the financial institution to $165.0 million. In July 2003, the Company sold an incremental undivided interest in receivables under the Receivables Facility and received an additional $32.0 million of proceeds, and in 2004, the Company sold an additional undivided interest in receivables under the Receivables Facility and received an additional $20.0 million of proceeds. These proceeds were used to repay borrowings under the Company’s revolving credit facility and to fund working capital needs. In June 2006, the Company extended the term of the Receivables Facility through June 25, 2007.

At December 30, 2006, securitized accounts receivable totaled $250.8 million, including $130.0 million sold to the financial institution and derecognized from the consolidated balance sheet. Total securitized accounts receivable includes the Company’s residual interest in accounts receivable (“Residual Interest”) of $120.8 million. At December 31, 2005, securitized accounts receivable totaled $237.1 million, including $130.0 million sold to the financial institution and derecognized from the consolidated balance sheet and the Residual Interest of $107.1 million. The Residual Interest represents the Company’s retained interest in receivables held by PFG Receivables Corporation. The Residual Interest was measured using the estimated discounted cash flows of the underlying accounts receivable based on estimated collections and a discount rate approximately equivalent to the Company’s incremental borrowing rate. The loss on sale of the undivided interest in receivables of $7.4 million, $5.2 million and $2.4 million in 2006, 2005 and 2004, respectively, is included in other expense, net, in the consolidated statements of earnings and represents the Company’s cost of securitizing those receivables with the financial institution.

The Company records the sale of the undivided interest in accounts receivable to the financial institution in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Accordingly,

at the time the undivided interest in receivables is sold, the receivables are removed from the Company’s consolidated balance sheet. The Company records a loss on the sale of the undivided interest in these receivables, which includes a discount, based upon the receivables’ credit quality and a financing cost for the financial institution, based upon a 30-day commercial-paper rate. At December 30, 2006, the rate under the Receivables Facility was 5.7% per annum.

The key economic assumptions used to measure the Residual Interest at December 30, 2006 were a discount rate of 6% and an estimated life of approximately 1.5 months. At December 30, 2006, an immediate adverse change in the discount rate and estimated life of 10% and 20%, with other factors remaining constant, would reduce the fair value of the Residual Interest with a corresponding increase in the loss on sale of receivables but would not have a material impact on the Company’s consolidated financial position or results of operations.

8.	Concentration of Sales and Credit Risk

Two of the Company’s Customized segment customers, Outback Steakhouse (“Outback”) and CRBL Group (“Cracker Barrel”), account for a significant portion of the Company’s consolidated net sales. Net sales to Outback accounted for approximately 13% of consolidated net sales for both 2006 and 2005 and 14% of the Company’s consolidated net sales for 2004. Net sales to Cracker Barrel accounted for approximately 11% of consolidated net sales for each of 2006, 2005 and 2004. At both December 30, 2006 and December 31, 2005, amounts receivable from Outback represented 12% of consolidated gross trade accounts receivable. Amounts receivable from Cracker Barrel represented less than 10% of consolidated gross trade accounts receivable at both December 30, 2006 and December 31, 2005.

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

9.	Property, Plant and Equipment

Property, plant and equipment as of December 30, 2006 and December 31, 2005 consisted of the following:

(In thousands)	2006	2005	Range of Lives

Land	$15,783	$15,783
Buildings and building improvements	232,374	216,422	15 – 39 years
Transportation equipment	10,144	11,667	7 – 12 years
Warehouse and plant equipment	50,753	49,400	3 – 10 years
Office equipment, furniture and fixtures	66,902	56,884	3 – 10 years
Leasehold improvements	21,478	2,870	Lease term
Construction-in-process	26,910	17,961

	424,344	370,987
Less: accumulated depreciation and amortization	(132,397)	(115,171)

Property, plant and equipment, net	$291,947	$255,816

10.	Long-term Debt

Long-term debt as of December 30, 2006 and December 31, 2005 consisted of the following:

(In thousands)	2006	2005

Industrial Revenue Bonds	$2,642	$3,138
Other notes payable	605	685

Long-term debt	3,247	3,823
Capital lease obligation	9,000	—

Total long-term debt	12,247	3,823
Less: current installments	(583)	(573)

Total long-term debt, excluding current installments	$11,664	$3,250

Credit Facility

On October 7, 2005, the Company entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”) that provides the Company with up to $400 million in borrowing capacity, with a $100 million sublimit for letters of credit, under a senior revolving credit facility that expires on October 7, 2010 (the “Credit Facility”). The Company has the right, without the consent of the lenders, to increase the total amount of the facility to $600 million. Borrowings under the Credit Agreement bear interest, at the Company’s option, at the Base Rate (defined as the greater of the Administrative Agent’s prime rate or the overnight federal funds rate plus 0.50%) or LIBOR plus a spread of 0.50% to 1.25%. The Credit Agreement also provides for a fee ranging between 0.125% and 0.225% of unused commitments. The Credit Agreement requires the maintenance of certain financial ratios, as described in the Credit Agreement, and contains customary events of default. At December 30, 2006, the Company had no borrowings outstanding, $48.1 million of letters of credit outstanding and $351.9 million available under the Credit Facility, subject to compliance with customary borrowing conditions.

Industrial Revenue Bonds

In 1997 and 1999, prior to its acquisition by the Company, Middendorf Meat issued tax-exempt private activity revenue bonds totaling $3.7 million and $2.0 million, respectively. Payments on these bonds are due monthly through June 2011. These bonds bear interest at fixed rates of 6.69% and 7.14% per annum, respectively. At December 30, 2006, the Company had a total of $2.6 million outstanding under these bonds. Subsequent to the balance sheet date, the Company paid off the remaining principal balance on these bonds. See Note 20 for additional detail.

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

Maturities of long-term debt, excluding capital lease obligation, are as follows:

(In thousands)

2007	$583
2008	624
2009	667
2010	715
2011	351
Thereafter	307

Total long-term debt, excluding capital lease obligation	$3,247

Capital Lease Obligation

In 2006, the Company entered into a lease at one of its Broadline operating companies that is being accounted for as a capital lease in accordance with SFAS No. 13, Accounting for Leases; as such the present value of the minimum lease payments was recorded as a liability and corresponding asset, which is included in property, plant and equipment on the consolidated balance sheet. The present value of the minimum lease payments at lease inception was $9.0 million and total interest expense over the life of the lease will be approximately $20.5 million. As of December 30, 2006, the future minimum lease payments under the capital lease, including interest payments, were $0.8 million in 2007, $0.9 million in each of 2008, 2009, 2010 and 2011 and $23.9 million thereafter, which includes $9.0 million of principal; as such, the capital lease obligation is classified as a non-current liability at December 30, 2006.

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

The Company leases various warehouse and office facilities and certain equipment under long-term operating lease agreements that expire at various dates. The Company expenses operating lease costs, including any rent increases, rent holidays or landlord concessions, on a straight-line basis over the lease term. At December 30, 2006, the Company is obligated under non-cancelable operating lease agreements to make future minimum lease payments as follows:

(In thousands)

2007	$34,542
2008	30,388
2009	26,144
2010	20,237
2011	16,430
Thereafter	104,614

Total minimum lease payments	$232,355

Total rent expense for operating leases in 2006, 2005 and 2004 was $48.3 million, $53.6 million and $49.8 million, respectively.

The Company has residual value guarantees to its lessors under certain of its operating leases. These leases and related guarantees are discussed in Note 18. These residual value guarantees are not included in the above table of future minimum lease payments.

13.	Income Taxes

Income tax expense consisted of the following:

(In thousands)	2006	2005	2004

Current:
Federal	$25,063	$18,674	$13,961
State	5,145	3,385	1,929

	30,208	22,059	15,890

Deferred:
Federal	(2,986)	3,449	1,868
State	(1,580)	(180)	(977)

	(4,566)	3,269	891

Total income tax expense	$25,642	$25,328	$16,781

The Company’s effective income tax rates for continuing operations for 2006, 2005 and 2004 were 37.4%, 37.8% and 38.7%, respectively. Actual income tax expense differs from the amount computed by applying the applicable U.S. federal corporate income tax rate of 35% to earnings before income taxes as follows:

(In thousands)	2006	2005	2004

Federal income taxes computed at statutory rate	$23,990	$23,482	$15,169
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal income tax benefit	1,879	1,820	1,228
Non-deductible expenses	1,198	224	593
Tax credits	(1,338)	(332)	(379)
Change in valuation allowance for deferred tax assets	(216)	139	1,076
Other, net	129	(5)	(906)

Total income tax expense	$25,642	$25,328	$16,781

Deferred income taxes are recorded based upon the tax effects of differences between the financial statement and tax bases of assets and liabilities and available tax loss and credit carry-forwards. Temporary differences and carry-forwards that created significant deferred tax assets and liabilities at December 30, 2006 and December 31, 2005, were as follows:

(In thousands)	2006	2005

Deferred tax assets:
Allowance for doubtful accounts	$2,853	$2,900
Inventories	5,673	3,198
Accrued employee benefits	7,951	5,142
Self-insurance reserves	3,868	4,766
Deferred income	2,841	1,039
Net operating loss carry-forwards	3,816	3,347
Tax credit carry-forwards	247	268
Other accrued expenses	4,665	2,750

Total gross deferred tax assets	31,914	23,410
Less: Valuation allowance	(999)	(1,215)

Total net deferred tax assets	30,915	22,195

Deferred tax liabilities:
Property, plant and equipment	16,704	14,870
Basis difference in intangible assets	35,347	30,928
Other	4,285	6,384

Total deferred tax liabilities	56,336	52,182

Net deferred tax liability	$25,421	$29,987

The net deferred tax liability is presented in the December 30, 2006 and December 31, 2005 consolidated balance sheets as follows:

(In thousands)	2006	2005

Current deferred tax asset	$23,161	$13,412
Non-current deferred tax liability	48,582	43,399

Net deferred tax liability	$25,421	$29,987

The state income tax credit carry-forwards expire in years 2018 through 2021. The net operating loss carry-forwards expire in years 2007 through 2026. In 2006, the Company reduced the valuation allowance against state net operating loss carry-forwards by $0.2 million. The Company believes that it is more likely than not that the net deferred tax assets will be realized.

14.	Shareholders’ Equity

Shareholders’ Rights Plan

In 1997, the Company’s board of directors approved a shareholders’ rights plan. A dividend of one stock purchase right (a “Right”) per common share was distributed to shareholders of record. Common shares issued subsequent to the adoption of the rights plan automatically have Rights attached to them. Under certain circumstances, each Right entitles the shareholders to one-hundredth of one share of preferred stock, par value $.01 per share, at an initial exercise price of $50 per Right. The Rights will be exercisable only if a person or group acquires 20% or more of the Company’s outstanding common stock. Until the Rights become exercisable, they have no dilutive effect on the Company’s net earnings per common share. The Company can redeem the Rights, which are non-voting, at any time prior to the Rights becoming exercisable at a redemption price of $.001 per Right. The Rights will expire in May 2007, unless redeemed earlier or extended by the Company.

Share Repurchase and Retirement

In 2006, the Company completed purchases under its $100 million repurchase program announced in August 2005, resulting in the repurchase of approximately 1.5 million additional shares of its common stock at prices ranging from $25.93 to $29.61, for a total purchase price of $39.6 million, including transaction costs.

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

Employees participating in the 401(k) Plan may elect to contribute between 1% and 50% of their qualified compensation, up to a maximum dollar amount as specified by the provisions of the Internal Revenue Code. In 2006, 2005 and 2004, the Company matched employee contributions as follows: 200% of the first 1%, 100% of the next 1% and 50% of the next 2%, for a total match of 4%. A portion of this match, 50% of the first 1% of employee contributions, was made by the Company in shares of its common stock instead of in cash. Matching contributions totaled $9.1 million, $8.4 million and $7.5 million in 2006, 2005 and 2004, respectively. The Company, at the discretion of its Board of Directors, may make additional contributions to the 401(k) Plan. The Company made no discretionary contributions under the 401(k) Plan in 2006, 2005 or 2004.

In 2004, the Company added the Profit Sharing Plan to the Savings Plan. The Company makes contributions to the Profit Sharing Plan based on the Company’s performance. The Profit Sharing Plan’s requirements for eligibility, allocation methodology, and vesting requirements are structured similar to the ESOP. The contributions are at the discretion of the Board of Directors and will be made in the Company’s common stock. The Company expensed approximately $0.7 million, $0.4 million and $0.6 million in 2006, 2005 and 2004, respectively, associated with this plan.

In 2004, the Company implemented a non-qualified Supplemental Executive Retirement Plan (“SERP”) covering certain key executives. Under the plan, the Company will make defined contributions to the SERP based on the participant’s qualified compensation and the Company’s performance. Annually, the Company’s Board of Directors determines the appropriate performance threshold. In 2006, 2005 and 2004, the Company recorded expense of $0.3 million, $0.5 million and $0.4 million, respectively, related to the SERP.

16.	Stock Based Compensation

Prior to January 1, 2006, the Company accounted for its stock incentive plans and the Performance Food Group Employee Stock Purchase Plan (the “Stock Purchase Plan”) using the intrinsic value method of accounting provided under the Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), under which no compensation expense was recognized for stock option grants and issuances of stock pursuant to the Stock Purchase Plan. Share-based compensation was a pro forma disclosure in the financial statement footnotes and continues to be provided for periods prior to fiscal 2006.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R) using the modified-prospective transition method. Under this transition method, compensation cost recognized in fiscal 2006 includes: 1) compensation cost for all share-based payments granted through December 31, 2005, but for which the requisite service period had not been completed as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and 2) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior years have not been restated.

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

The 2003 Plan provides for the award of equity-based incentives to officers, key employees, directors and consultants of the Company. Awards under the 2003 Plan may be in the form of stock options, stock appreciation rights, restricted stock, deferred stock, stock purchase rights or other stock-based awards. Stock options granted under the 2003 Plan have an exercise price equal to the market price of the Company’s common stock at the date of grant. The stock options granted under the 2003 Plan typically have terms of 10 years and vest four years from the date of grant. At December 30, 2006, approximately 1,302,000 options were outstanding under the 2003 Plan, approximately 928,000 of which were exercisable. Restricted stock is granted under the 2003 Plan and typically vests four years from the date of grant. Approximately 443,000 and 199,000 shares of restricted stock were issued but unvested at December 30, 2006 and December 31, 2005, respectively. No restricted shares were issued prior to 2005. The expense associated with stock options and restricted stock is recognized ratably over the vesting period, less expected forfeitures. Approximately $1.3 million of stock compensation expense was recognized in the consolidated statement of earnings in 2006 for stock option grants and $2.8 million and $1.0 million in 2006 and 2005, respectively, for restricted stock grants. There was no stock compensation expense recognized in the consolidated statement of earnings in 2005 and 2004 for stock option grants, or in 2004 for restricted stock grants. The Company has not made any grants of other stock based awards under the 2003 Plan.

The Company also sponsored the 1993 Outside Directors Stock Option Plan (the “Directors’ Plan”). A total of 210,000 shares were authorized for issuance under the Directors’ Plan. The Directors’ Plan provided for an initial grant to each non-employee member of the board of directors of 10,500 options and an annual grant of 5,000 options at the current market price on the date of grant. As discussed above, in May 2003 the Directors’ Plan was replaced by the 2003 Plan. Options granted under the Directors’ Plan have an exercise price equal to the market price of the Company’s common stock on the grant date, vest one year from the date of grant and have terms of 10 years from the grant date. At December 30, 2006, approximately 101,000 options were outstanding under the Directors’ Plan, all of which were exercisable.

The 1993 Plan provided for the award of up to 5,650,000 shares of equity based incentives to officers, key employees and consultants of the Company. As discussed above, in May 2003 the 1993 Plan was replaced by the 2003 Plan. Stock options granted under the 1993 Plan have an exercise price equal to the market price of the Company’s common stock at the grant date. The stock options granted under the 1993 Plan have terms of 10 years and vest four years from the date of grant. At December 30, 2006, approximately 1,460,000 options were outstanding under the 1993 Plan, approximately 1,435,000 of which were exercisable.

A summary of the Company’s stock option activity for the year ended December 30, 2006 is as follows:

	2006
		Weighted
		Average Exercise
(In thousands, except per share data)	Shares	Price

Outstanding at beginning of period	3,149	$26.16
Granted	207	29.99
Exercised	(334)	12.55
Canceled	(159)	31.46

Outstanding at end of period	2,863	$27.75

Vested or expected to vest at end of period(1)	2,843	$27.74

Options exercisable at end of period	2,464	$27.50

(1)	Total outstanding less expected forfeitures
At December 30, 2006, the weighted average remaining contractual term for stock options vested or expected to vest and stock options exercisable was 5.5 and 5.1 years, respectively. At December 30, 2006, the aggregate intrinsic value for stock options vested or expected to vest and stock options exercisable was $9.9 million and $9.8 million, respectively. Stock options exercised during 2006, 2005 and 2004 had total intrinsic values of $5.7 million, $8.8 million and $13.4 million, respectively.

The following table summarizes information about stock options outstanding at December 30, 2006:

(Number of shares in thousands)				Options Outstanding		Options Exercisable
				Weighted
				Average	Weighted
				Remaining	Average		Weighted Average
			Shares Unexercised	Contractual	Exercise	Exercisable at	Exercise
Range of Exercise Prices			at Dec. 30, 2006	Life in Years	Price	Dec. 30, 2006	Price

$9.06	-	$18.44	593	2.46	$11.66	593	$11.66
21.97	-	28.48	678	5.99	27.48	468	27.51
28.91	-	31.82	574	6.95	31.40	415	31.46
32.05	-	34.58	584	6.80	34.01	554	34.08
35.07	-	41.15	434	5.48	36.95	434	36.95

$9.06	-	$41.15	2,863	5.54	$27.75	2,464	$27.50

A summary of the Company’s restricted stock activity for the 2006 period is as follows:

	2006
		Weighted Average
		Grant Date
(In thousands, except per share data)	Shares	Fair Value

Non-vested at beginning of period	199	$28.19
Awarded	279	30.93
Vested	(12)	28.31
Forfeited	(23)	29.29

Non-vested at end of period	443	$29.85

The fair value of each option award is estimated as of the date of grant using a Black-Scholes option pricing model. Expected volatility is based on historical volatility of the Company’s common stock. The Company utilizes historical data to estimate expected terms of stock options; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The weighted average assumptions for the periods indicated were as follows:

	2006	2005	2004
Dividend yield	0%	0%	0%
Expected volatility	38.3%	38.1%	41.6%
Risk-free interest rate	4.9%	4.0%	3.2%
Expected term (in years)	8.3	8.0	6.5
Weighted average grant date fair value of stock options	$15.99	$13.99	$15.92
Weighted average grant date fair value of restricted stock	$30.93	$28.18	—
Employee Stock Purchase Plan

The Company maintains the Stock Purchase Plan, which permits eligible employees to invest, through periodic payroll deductions, in the Company’s common stock. For the purchase period from January 15, 2006 to July 14, 2006, and all prior purchase periods, the purchase price was 85% of the lesser of the market price on the last day of the purchase period or average market price, as defined in the plan document. The Company amended the plan effective for the period beginning July 15, 2006 such that the purchase price was equal to 85% of the market price on the last day of the purchase period. The Company is authorized to issue 1,725,000 shares under the Stock Purchase Plan, of which approximately 409,000 shares remained available at December 30, 2006. Purchases under the Stock Purchase Plan are made twice a year on January 15th and July 15th. Shares purchased under the Stock Purchase Plan totaled approximately 177,000, 247,000 and 228,000 during 2006, 2005 and 2004, respectively, and the grant date weighted average fair values of the right to purchase a share of common stock under the Stock Purchase Plan were estimated to be $4.56, $5.24 and $5.43, respectively. As a result of SFAS 123(R), stock compensation expense recognized in the consolidated statement of earnings was approximately $0.8 million in 2006 for the Stock Purchase Plan. There was no stock compensation cost recognized in the consolidated statements of earnings in 2005 or 2004 for the Stock Purchase Plan.

All Share-Based Compensation Plans

The total share-based compensation cost recognized in operating expenses in the consolidated statements of earnings in 2006 and 2005 was $4.9 million and $1.0 million, respectively, which represents the expense associated with our stock options, restricted stock and shares purchased under the Stock Purchase Plan. There was no share-based compensation cost recognized in 2004.

At December 30, 2006, there was approximately $4.1 million and $8.3 million of total unrecognized compensation cost related to unvested stock options and restricted stock, respectively, which will be recognized over the remaining weighted average vesting periods of 3.0 and 2.8 years, respectively.

     Pro Forma Net Earnings
     The following table provides pro forma net earnings and earnings per share had the Company applied the fair value method of SFAS 123 for 2005 and 2004:

(In thousands)	2005	2004

Net earnings, as reported	$247,138	$52,558
Add: Stock-based compensation included in net earnings, net of related tax effects	621	228
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects (includes approximately $7.3 million in 2005 related to the accelerated vesting of certain awards)	(10,328)	(8,424)

Pro forma net earnings	$237,431	$44,362

Net earnings per common share:

Basic – as reported	$5.72	$1.13

Basic – pro forma	$5.49	$0.96

Diluted – as reported	$5.64	$1.11

Diluted – pro forma	$5.42	$0.95

As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s earnings before income taxes and net earnings for 2006 were $2.1 million and $1.3 million lower, respectively, and basic EPS and diluted EPS for 2006 were both $0.04 lower than if the Company had continued to account for share-based compensation under APB 25.

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

Prior to the adoption of SFAS 123(R), in accordance with SFAS No. 95, Statement of Cash Flows, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the consolidated statements of cash flows. In accordance with the requirements of SFAS 123(R), the Company began presenting the tax benefit in excess of the tax benefit related to the compensation cost incurred as financing activities in the consolidated statements of cash flows during 2006.

17.	Supplemental Cash Flow Information

Supplemental disclosures of cash flow information for 2006, 2005 and 2004 are as follows:

(In thousands)	2006	2005	2004

Cash paid during the year for:
Interest — continuing operations	$1,010	$3,209	$8,718
Interest — discontinued operations	$—	$3,551	$8,515

Income taxes, net of refunds — continuing operations	$14,284	$23,829	$11,712
Income taxes, net of refunds — discontinued operations	$14	$163,332	$6,078

Effects of companies acquired:
Fair value of assets acquired	$—	$3,917	$4,650
Fair value of liabilities assumed	—	—	(1,164)
Stock issued for acquisitions, net	—	—	(400)

Net cash paid for acquisitions	$—	$3,917	$3,086

18.	Commitments and Contingencies

The Company’s Broadline and Customized segments had outstanding contracts and purchase orders for capital projects totaling $14.6 million and $1.4 million, respectively, at December 30, 2006. Amounts due under these contracts were not included on the Company’s consolidated balance sheet as of December 30, 2006, in accordance with generally accepted accounting principles.

The Company has entered into numerous operating leases, including leases of buildings, equipment, tractors and trailers. In certain of the Company’s leases of tractors, trailers and other vehicles and equipment, the Company has provided residual value guarantees to the lessors. Circumstances that would require the Company to perform under the guarantees include either (1) the Company’s default on the leases with the leased assets being sold for less than the specified residual values in the lease agreements, or (2) the Company’s decisions not to purchase the assets at the end of the lease terms combined with the sale of the assets, with sales proceeds less than the residual value of the leased assets specified in the lease agreements. The Company’s residual value guarantees under these operating lease agreements typically range between 4% and 20% of the value of the leased assets at inception of the lease. These leases have original terms ranging from two to eight years and expiration dates ranging from 2007 to 2013. As of December 30, 2006, the undiscounted maximum amount of potential future payments under the Company’s guarantees totaled $7.6 million, which would be mitigated by the fair value of the leased assets at lease expiration. The assessment as to whether it is probable that the Company will be required to make payments under the terms of the guarantees is based upon the Company’s actual and expected loss experience. Consistent with the requirements of FASB Interpretation No. (“FIN”) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, the Company has recorded $80,000 of the $7.6 million of potential future guarantee payments on its consolidated balance sheet as of December 30, 2006.

In connection with the sale of its former fresh-cut segment, the Company remained obligated on a guarantee of the future lease payments of one of the fresh-cut segment facilities that was sold to Chiquita. The Company will be required to perform under the guarantee if Chiquita defaults on its lease obligations. In connection with the sale of the former fresh-cut segment to Chiquita, Chiquita assumed the Company’s obligation under the guarantee and agreed to indemnify the Company for any losses the Company suffers as a result of Chiquita’s failure to perform its assumed obligations. Consistent with the requirements of FIN 45, the Company has recorded an estimated liability of $2.5 million in its consolidated financial statements as of December 30, 2006. Subsequent to the balance sheet date, the Company entered into a substitution of collateral and sale-leaseback transaction involving the property subject to the guarantee and one of the Company’s Broadline operating company’s facilities. As a result, the Company was released from the guarantee. For additional detail, see Note 20.

In November 2003, certain of the former shareholders of PFG – Empire Seafood, a wholly owned subsidiary which the Company acquired in 2001, brought a lawsuit against the Company in the Circuit Court, Eleventh Judicial Circuit in Dade County, seeking unspecified damages and alleging breach of their employment and earnout agreements. Additionally, the former shareholders seek to have their non-compete agreements declared invalid. The Company intends to vigorously defend itself and has asserted counterclaims against the former shareholders. The Company currently believes that this lawsuit will not have a material adverse effect on the Company’s consolidated financial condition or results of operations.

From time to time, the Company is involved in various legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not have a material adverse effect on the Company’s consolidated financial condition or results of operations.

19.	Segment Information

The Company markets and distributes food and non-food products to customers in the foodservice, or “food-away-from-home,” industry. The Company has aggregated its subsidiaries into two segments, as defined by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”) based upon their respective economic characteristics. The Broadline segment markets and distributes food and non-food products to both street and chain customers. The Customized segment services family and casual dining chain restaurants nationwide and internationally. As discussed in Note 3, the sale of the Company’s fresh-cut segment was completed in 2005 and, as such, it is accounted for as a discontinued operation. The accounting policies of the segments are the same as those described in Note 2. Inter-segment sales represent sales between the segments, which are eliminated in consolidation.

Effective January 1, 2006, the Company realigned its management reporting structure. As a result, certain functions and their related costs, assets and liabilities previously reported under the Corporate segment are now reported under the Broadline segment in accordance with SFAS 131. The Company has reclassified certain prior year amounts to conform with the current year segment presentation, which resulted in reclassifications of operating expenses from the Corporate segment to the

Broadline segment of approximately $5.1 million and $4.3 million in 2005 and 2004, respectively, which are reflected in the segment tables below.

			Corporate &
(In thousands)	Broadline	Customized	Intersegment	Consolidated

2006
Net external sales	$3,478,206	$2,348,526	$—	$5,826,732
Inter-segment sales	527	212	(739)	—
Total sales	3,478,733	2,348,738	(739)	5,826,732
Operating profit	71,619	30,736	(27,245)	75,110
Interest expense (income)	15,436	5,864	(19,568)	1,732
Loss (gain) on sale of receivables	9,937	3,038	(5,624)	7,351
Depreciation	18,969	6,294	294	25,557
Amortization	3,312	—	—	3,312
Capital expenditures	48,206	5,172	310	53,688

2005	(Reclassified)		(Reclassified)
Net external sales	$3,480,793	$2,240,579	$—	$5,721,372
Inter-segment sales	653	223	(876)	—
Total sales	3,481,446	2,240,802	(876)	5,721,372
Operating profit	71,723	24,981	(26,226)	70,478
Interest expense (income)	16,998	2,963	(16,715)	3,246
Loss (gain) on sale of receivables	7,832	2,849	(5,525)	5,156
Depreciation	17,341	5,174	303	22,818
Amortization	3,562	—	—	3,562
Capital expenditures	29,212	48,252	112	77,576

2004	(Reclassified)		(Reclassified)
Net external sales	$3,120,500	$2,052,578	$—	$5,173,078
Inter-segment sales	806	302	(1,108)	—
Total sales	3,121,306	2,052,880	(1,108)	5,173,078
Operating profit	65,877	21,538	(23,735)	63,680
Interest expense (income)	12,366	747	(4,839)	8,274
Loss (gain) on sale of receivables	7,845	2,596	(8,020)	2,421
Depreciation	16,728	4,355	287	21,370
Amortization	3,626	—	—	3,626
Capital expenditures	19,053	20,770	812	40,635

Total assets by reportable segment and reconciliation to the consolidated balance sheets are as follows:

(In thousands)	2006	2005

		(Reclassified)
Broadline	$901,752	$858,211
Customized	261,975	250,397
Corporate & Intersegment	193,781	193,567
Discontinued operations	2,267	10,115

Total assets	$1,359,775	$1,312,290

The sales mix for the Company’s principal product and service categories is as follows (unaudited):

(In thousands)	2006	2005	2004

Center-of-the-plate	$2,393,103	$2,393,658	$2,171,304
Canned and dry groceries	1,040,222	1,006,854	911,691
Frozen foods	1,003,986	981,013	864,829
Refrigerated and dairy products	576,892	576,908	537,363
Paper products and cleaning supplies	432,547	417,375	360,590
Produce	223,954	198,337	184,255
Procurement, merchandising and other services	116,801	107,115	93,130
Equipment and supplies	39,227	40,112	49,916

Total	$5,826,732	$5,721,372	$5,173,078

20.	Subsequent Events

Sale-leaseback Transaction

In January 2007, the Company entered into a substitution of collateral and sale-leaseback transaction involving one of its Broadline operating facilities and one of the Company’s former fresh-cut segment operating facilities, as discussed in Note 18. This transaction resulted in the Company being released from a guarantee of future lease payments on the former fresh-cut segment facility that was sold to Chiquita, as discussed in Note 18. The Company’s Broadline operating facility was sold to a third party and leased back to the Company pursuant to a lease agreement with an initial term expiring in 2026. This transaction resulted in a gain of approximately $2.9 million. Included within the gain is the $2.5 million liability that was established in connection with the Company’s guarantee. In accordance with SFAS No. 98, Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate, the gain will be amortized over the life of the lease.

Bond Repayment

In January 2007, the Company paid off the remaining principal balance outstanding on its Middendorf Meat tax-exempt private activity revenue bonds. See Note 10 for further description of these bonds.

Report of Independent Registered Public Accounting Firm
The Board of Directors
Performance Food Group Company:
Under date of February 26, 2007, we reported on the consolidated balance sheets of Performance Food Group Company and subsidiaries (the Company) as of December 30, 2006 and December 31, 2005, and the related consolidated statements of earnings, shareholders’ equity and cash flows for each of the fiscal years in the three-year period ended December 30, 2006, which report appears in the December 30, 2006 annual report on Form 10-K of Performance Food Group Company. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule included herein. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.
In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material aspects, the information set forth therein.

/s/ KPMG LLP

Richmond, Virginia
February 26, 2007

PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

(In thousands)	Beginning Balance	Additions(1)	Deductions	Ending Balance

Allowance for Doubtful Accounts

January 1, 2005	$5,956	$7,793	$5,067	$8,682

December 31, 2005	8,682	8,415	9,278	7,819

December 30, 2006	7,819	5,558	6,413	6,964

(1)	Includes provisions and recoveries