Form 10-Q
period 2007-03-31
PERFORMANCE FOOD GROUP CO
filed 2007-05-08
CIK 908254

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
☐ Yes       ☑ No
As of May 1, 2007, 35,328,912 shares of the issuer’s common stock were outstanding.

Review Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Performance Food Group Company:
We have reviewed the accompanying condensed consolidated balance sheet of Performance Food Group Company and subsidiaries (the Company) as of March 31, 2007 and the related condensed consolidated statements of earnings and cash flows for the three-month periods ended March 31, 2007 and April 1, 2006. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Performance Food Group Company and subsidiaries as of December 30, 2006, and the related consolidated statements of earnings, shareholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated February 26, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 30, 2006 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ KPMG LLP
Richmond, Virginia
May 7, 2007

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(In thousands)	March 31, 2007	December 30, 2006

Assets
Current assets:
Cash and cash equivalents	$125,728	$75,087
Accounts receivable, net, including retained interest in securitized receivables	215,516	226,058
Inventories	317,716	308,901
Other current assets	37,120	35,419

Total current assets	696,080	645,465
Goodwill, net	356,509	356,509
Property, plant and equipment, net	276,809	291,947
Other intangible assets, net	46,679	47,575
Other assets	18,510	18,279

Total assets	$1,394,587	$1,359,775

Liabilities and Shareholders’ Equity
Current liabilities:
Outstanding checks in excess of deposits	$90,067	$88,023
Current installments of long-term debt	60	583
Trade accounts payable	290,816	269,590
Other current liabilities	147,975	146,524

Total current liabilities	528,918	504,720
Long-term debt and capital lease obligations, excluding current installments	9,577	11,664
Deferred income taxes	49,731	48,582

Total liabilities	588,226	564,966
Shareholders’ equity	806,361	794,809

Total liabilities and shareholders’ equity	$1,394,587	$1,359,775

See accompanying notes to unaudited condensed consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings (Unaudited)

	Three Months Ended
(In thousands, except per share amounts)	March 31, 2007	April 1, 2006

Net sales	$1,529,744	$1,469,493
Cost of goods sold	1,334,338	1,282,239

Gross profit	195,406	187,254
Operating expenses	182,560	176,532

Operating profit	12,846	10,722

Other expense, net:
Interest income	843	472
Interest expense	(575)	(354)
Loss on sale of receivables	(1,826)	(1,637)
Other, net	20	87

Other expense, net	(1,538)	(1,432)

Earnings from continuing operations before income taxes	11,308	9,290
Income tax expense from continuing operations	4,435	3,616

Earnings from continuing operations, net of tax	6,873	5,674
Earnings (loss) from discontinued operations	52	(32)

Net earnings	$6,925	$5,642

Weighted average common shares outstanding:
Basic	34,534	34,404
Diluted	34,907	34,919

Basic earnings per common share:
Continuing operations	$0.20	$0.16
Discontinued operations	—	—

Net earnings	$0.20	$0.16

Diluted earnings per common share:
Continuing operations	$0.20	$0.16
Discontinued operations	—	—

Net earnings	$0.20	$0.16

See accompanying notes to unaudited condensed consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
(In thousands)	March 31, 2007	April 1, 2006

Cash flows from operating activities of continuing operations:
Earnings from continuing operations	$6,873	$5,674
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	6,671	6,002
Amortization	814	861
Stock compensation expense	1,373	851
Deferred income taxes	(1,423)	(1,918)
Tax benefit on exercise of equity awards	305	372
Other	24	65
Change in operating assets and liabilities, net	26,033	18,377

Net cash provided by operating activities of continuing operations	40,670	30,284

Cash flows from investing activities of continuing operations:
Purchases of property, plant and equipment	(6,976)	(12,041)
Proceeds from sale of property, plant and equipment	15,859	171

Net cash provided by (used in) investing activities of continuing operations	8,883	(11,870)

Cash flows from financing activities of continuing operations:
Increase (decrease) in outstanding checks in excess of deposits	2,044	(3,192)
Principal payments on long-term debt	(2,610)	(153)
Proceeds from employee stock option, incentive and purchase plans	2,632	3,298
Excess tax benefit on exercise of equity awards	717	23
Repurchase of common stock	—	(39,617)

Net cash provided by (used in) financing activities of continuing operations	2,783	(39,641)

Cash provided by (used in) continuing operations	52,336	(21,227)

Cash flows from discontinued operations:
Cash (used in) provided by operating activities of discontinued operations	(1,747)	6,063
Cash provided by (used in) investing activities of discontinued operations	52	(32)

Total cash (used in) provided by discontinued operations	(1,695)	6,031

Net increase (decrease) in cash and cash equivalents	50,641	(15,196)
Cash and cash equivalents, beginning of period	75,087	99,461

Cash and cash equivalents, end of period	$125,728	$84,265

See accompanying notes to unaudited condensed consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
1.	Basis of Presentation
The accompanying condensed consolidated financial statements of Performance Food Group Company and subsidiaries (the “Company”) as of March 31, 2007 and for the three months ended March 31, 2007 and April 1, 2006 are unaudited. The unaudited December 30, 2006 condensed consolidated balance sheet was derived from the audited consolidated balance sheet included in the Company’s latest Annual Report on Form 10-K. The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and Rule 10-01 of Regulation S-X.

In the opinion of management, the unaudited condensed consolidated financial statements contained in this report reflect all adjustments, consisting of only normal recurring accruals, which are necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. References in this Form 10-Q to the 2007 and 2006 quarters refer to the fiscal quarters ended March 31, 2007 and April 1, 2006, respectively. These unaudited condensed consolidated financial statements, note disclosures and other information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K.

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

Inventories

The Company’s inventories consist of food and non-food products. The Company values inventories at the lower of cost or market using the first-in, first-out method. At March 31, 2007 and December 30, 2006, the Company’s inventory balances of $317.7 million and $308.9 million, respectively, consisted primarily of finished goods. Costs in inventory include the purchase price of the product and freight charges to deliver the product to the Company’s warehouses. The Company maintains reserves for slow-moving, excess and obsolete inventories. These reserves are based upon category, inventory age, specifically identified items and overall economic conditions.

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

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and requires enhanced disclosures about fair value measurements. This statement will apply when other accounting pronouncements require or permit fair value measurements; it does not require new fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The Company will adopt this pronouncement in its first quarter of fiscal 2008 and is still assessing the impact SFAS No. 157 will have on its consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option of Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 (SFAS No. 159). SFAS No. 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company will adopt this pronouncement in the first quarter of fiscal 2008 and is still assessing the impact SFAS No. 159 will have on its consolidated financial position and results of operations.

3.	Discontinued Operations

In 2005, the Company sold all of its stock in the subsidiaries that comprised its fresh-cut segment to Chiquita Brands International, Inc. (“Chiquita”); as such, all amounts pertaining to the Company’s former fresh-cut segment are presented as discontinued operations. Accordingly, unless otherwise noted, all amounts presented in the accompanying condensed consolidated financial statements, including all note disclosures, contain only information related to the Company’s continuing operations.

4.	Earnings Per Common Share

Basic earnings per common share (“EPS”) is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the quarter. Diluted EPS is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the quarter. In computing diluted EPS, the average stock price for the quarter is used in determining the number of shares assumed to be purchased with proceeds under the treasury stock method.

A reconciliation of the basic and diluted EPS computations is as follows:

	2007 Quarter			2006 Quarter
(In thousands, except per share
amounts)	Earnings	Shares	Per-Share Amount	Earnings	Shares	Per-Share Amount

Basic EPS – continuing operations	$6,873	34,534	$0.20	$5,674	34,404	$0.16
Dilutive effect of equity awards	—	373	—	—	515	—

Diluted EPS – continuing operations	$6,873	34,907	$0.20	$5,674	34,919	$0.16

Options to purchase approximately 1.8 million shares that were outstanding at March 31, 2007 were excluded from the computation of diluted shares because of their anti-dilutive effect on EPS for the 2007 quarter. The exercise price of these options ranged from $29.40 to $41.15. Options to purchase approximately 1.5 million shares that were outstanding at April 1, 2006 were excluded from the computation of diluted shares because of their anti-dilutive effect on EPS for the 2006 quarter. The exercise prices of these options ranged from $29.40 to $41.15.

5.	Stock Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”), using the modified-prospective transition method. Under this transition method, compensation cost recognized in fiscal 2007 and 2006 includes: 1) compensation cost for all share-based payments granted through December 31, 2005, but for which the requisite service period had not been completed as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and 2) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

Stock Option and Incentive Plans

During the 2007 quarter, the Company granted approximately 225,000 stock appreciation rights under the Company’s 2003 Equity Incentive Plan (the “2003 Plan”). The stock appreciation rights have a capped maximum appreciation amount and are settled in the Company’s common stock. The Company also awarded approximately 197,000 shares of restricted stock. All of the grants made in the 2007 quarter will vest over four years. Approximately $0.4 million and $0.3 million of stock compensation expense was recognized in the condensed consolidated statements of earnings in the 2007 and 2006 quarters, respectively, for stock options and stock appreciation rights and $0.9 million and $0.3 million in the 2007 and 2006 quarters, respectively, for restricted stock grants. The Company has not made any grants of other stock based awards under the 2003 Plan.

Employee Stock Purchase Plan

Purchases made on January 15, 2007 under the Company’s Employee Stock Purchase Plan (the “Stock Purchase Plan”) totaled approximately 56,000 shares and the grant date fair value was estimated to be $4.32 per share. The purchase price is equal to 85% of the market price on the last day of the purchase period. Stock compensation expense recognized in the condensed consolidated statements of earnings was approximately $0.1 million in the 2007 quarter and $0.3 million in the 2006 quarter for the Stock Purchase Plan.

All Share-Based Compensation Plans

The total share-based compensation cost recognized in operating expenses in the condensed consolidated statements of earnings in the 2007 and 2006 quarters was $1.4 million and $0.9 million, respectively, which represents the expense associated with our stock options, stock appreciation rights, restricted stock and shares purchased under the Stock Purchase Plan. At March 31, 2007, there was approximately $5.6 million total unrecognized compensation cost related to unvested stock options and stock appreciation rights and $12.1 million of total unrecognized compensation cost related to unvested shares of restricted stock, which will be recognized over the remaining vesting periods.

6.	Adoption of FIN 48

The Company adopted the Financial Accounting Standards Board’s Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), effective at the beginning of fiscal 2007. As a result of the adoption of FIN 48, the Company recognized a charge of approximately $0.5 million to its beginning retained earnings balance. As of the date of adoption, the Company had unrecognized tax benefits of $5.6 million, of which $2.3 million, if recognized, would affect the effective tax rate for continuing operations.

It is the Company’s continuing practice to recognize interest and penalties related to uncertain tax positions in income tax expense. Approximately $0.8 million was accrued for interest related to uncertain tax positions at the beginning of fiscal 2007.

Substantially all federal, state and local and foreign income tax matters have been concluded for years through 2002. It is reasonably possible that a decrease of $1.9 million in the balance of unrecognized tax benefits may occur within the next twelve months due to statute of limitations expirations, filing of amended returns, and closing and/or settling of audits. Of this amount, up to $1.0 million could affect the effective tax rate of continuing operations.
7.	Receivables Facility

In 2001, the Company entered into a receivables purchase facility (the “Receivables Facility”), under which PFG Receivables Corporation, a wholly owned, special-purpose subsidiary, sold an undivided interest in certain of the Company’s trade receivables. PFG Receivables Corporation was formed for the sole purpose of buying receivables generated by certain of the Company’s operating units and selling an undivided interest in those receivables to a financial institution. Under the Receivables Facility, certain of the Company’s operating units sell a portion of their accounts receivable to PFG Receivables Corporation, which in turn, subject to certain conditions, may from time to time sell an undivided interest in these receivables to a financial institution. The Company’s operating units continue to service the receivables on behalf of the financial institution at estimated market rates. Accordingly, the Company has not recognized a servicing asset or liability.

At March 31, 2007, securitized accounts receivable totaled $227.2 million, including $130.0 million sold to the financial institution and derecognized from the condensed consolidated balance sheet. Total securitized accounts receivable includes the Company’s residual interest in accounts receivable (“Residual Interest”) of $97.2 million. At December 30, 2006, securitized accounts receivable totaled $250.8 million, including $130.0 million sold to the financial institution and derecognized from the consolidated balance sheet, and including Residual Interest of $120.8 million. The Residual Interest represents the Company’s retained interest in receivables held by PFG Receivables Corporation. The Residual Interest was measured using the estimated discounted cash flows of the underlying accounts receivable, based on estimated collections and a discount rate approximately equivalent to the Company’s incremental borrowing rate. The loss on sale of the undivided interest in receivables of $1.8 million and $1.6 million in the 2007 and 2006 quarters, respectively, is included in other expense, net, in the condensed consolidated statements of earnings and represents the Company’s cost of securitizing those receivables with the financial institution. At March 31, 2007, the rate under the Receivables Facility was 5.69% per annum.

The key economic assumptions used to measure the Residual Interest at March 31, 2007 were a discount rate of 6.00% and an estimated life of approximately 1.5 months. At March 31, 2007, an immediate adverse change in the discount rate and estimated life of 10% and 20%, with other factors remaining constant, would reduce the fair value of the Residual Interest, with a corresponding increase in the loss on sale of receivables, but would not have a material impact on the Company’s consolidated financial condition or results of operations.

8. Goodwill and Other Intangible Assets
     The following table presents details of the Company’s intangible assets as of March 31, 2007 and December 30, 2006:

	As of March 31, 2007			As of December 30, 2006
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
(In thousands)	Amount	Amortization	Net	Amount	Amortization	Net

Intangible assets with definite lives:
Customer relationships	$32,859	$12,648	$20,211	$32,859	$12,100	$20,759
Trade names and trademarks	17,228	3,725	13,503	17,228	3,539	13,689
Deferred financing costs	3,570	2,413	1,157	3,570	2,332	1,238
Non-compete agreements	3,353	3,279	74	3,353	3,198	155

Total intangible assets with definite lives	$57,010	$22,065	$34,945	$57,010	$21,169	$35,841

Intangible assets with indefinite lives:
Goodwill*	$368,535	$12,026	$356,509	$368,535	$12,026	$356,509
Trade names*	11,869	135	11,734	11,869	135	11,734

Total intangible assets with indefinite lives	$380,404	$12,161	$368,243	$380,404	$12,161	$368,243

*	Amortization was recorded before the Company’s adoption of SFAS No. 142, Goodwill and Other Intangible Assets.
The Company recorded amortization expense of $0.9 million in both the 2007 and 2006 quarters. These amounts included amortization of debt issuance costs of approximately $0.1 million in both the 2007 and 2006 quarters. The estimated future amortization expense on intangible assets as of March 31, 2007 is as follows:

(In thousands)	Amount

2007 (remaining quarters)	$2,445
2008	3,148
2009	3,146
2010	3,056
2011	2,791
2012	2,785
Thereafter	17,574

Total amortization expense	$34,945

9.	Share Repurchase and Retirement

During the 2006 quarter, the Company completed purchases under its $100 million repurchase program announced in August 2005, resulting in the repurchase of 1.5 million additional shares of its common stock at prices ranging from $25.93 to $29.61, for a total purchase price of $39.6 million, including transaction costs.

10.	Commitments and Contingencies

At March 31, 2007, the Company’s Broadline and Customized segments had outstanding purchase orders for capital projects totaling $30.1 million and $0.2 million, respectively. Amounts due under these contracts were not included on the Company’s condensed consolidated balance sheet as of March 31, 2007, in accordance with generally accepted accounting principles.

The Company has entered into numerous operating leases, including leases of buildings, equipment, tractors and trailers. In certain of the Company’s leases of tractors, trailers and other vehicles and equipment, the Company has provided residual value guarantees to the lessors. Circumstances that would require the Company to perform under the guarantees include either (1) the Company’s default on the leases with the leased assets being sold for less than the specified residual values in the lease agreements, or (2) the Company’s decision not to purchase the assets at the end of the lease terms combined with the sale of the assets, with sale proceeds less than the residual value of the leased assets specified in the lease agreements. The Company’s residual value guarantees under these operating lease agreements typically range between 4% and 20% of the value of the leased assets at inception of the lease. These leases have original terms ranging from two to eight years and expiration dates ranging from 2007 to 2014. As of March 31, 2007, the undiscounted maximum amount of potential future payments under the Company’s guarantees totaled $7.3 million, which would be mitigated by the fair value of the leased assets at lease expiration. The assessment as to whether it is probable that the Company will be required to make payments under the terms of the guarantees is based upon the Company’s actual and expected loss experience. Consistent with the requirements of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees of Indebtness of Others (“FIN 45”), the Company has recorded $80,000 of the $7.3 million of potential future guarantee payments on its condensed consolidated balance sheet as of March 31, 2007.

11.	Sale-leaseback transaction

During the 2007 quarter, the Company entered into a substitution of collateral and sale-leaseback transaction involving one of its Broadline operating facilities and one of its former fresh-cut segment operating facilities. This transaction resulted in the Company being released from a guarantee of future lease payments on one of its former fresh-cut segment facilities that was sold to Chiquita. The Company’s Broadline operating facility was sold to a third party and leased back pursuant to a lease agreement with an initial term expiring in 2026. This transaction resulted in a gain of approximately $2.9 million. In accordance with SFAS No. 98, Accounting for Leases: Sale-Leaseback Transactions involving Real Estate, the gain will be amortized over the life of the lease as a reduction of lease expense.

12.	Industry Segment Information

The Company has two operating segments included in its continuing operations: broadline foodservice distribution (“Broadline”) and customized foodservice distribution (“Customized”). As previously discussed in Note 3, the Company’s former fresh-cut segment is accounted for as a discontinued operation. Broadline markets and distributes more than 65,000 national and proprietary brand food and non-food products to a total of over 41,000 street and chain customers. Broadline consists of 19 distribution facilities that design their own product mix, distribution routes and delivery schedules to accommodate the needs of a large number of customers whose individual purchases vary in size. In addition, Broadline operates three locations that provide merchandising services to independent foodservice and non-foodservice distributors. Customized services casual and family dining chain restaurants. These customers generally prefer a distribution system that facilitates overall program management, menu and promotional roll-out changes, individualized customer service and tailored distribution routing. The Customized distribution network distributes nationwide and internationally from eight distribution facilities.

2007 Quarter			Corporate and	Total Continuing
(In thousands)	Broadline	Customized	Intersegment	Operations

Net external sales	$915,651	$614,093	$—	$1,529,744
Intersegment sales	311	50	(361)	—
Total sales	915,962	614,143	(361)	1,529,744
Operating profit	11,539	8,378	(7,071)	12,846
Interest expense (income)	907	1,275	(1,607)	575
Loss (gain) on sale of receivables	2,890	931	(1,995)	1,826
Depreciation	4,981	1,622	68	6,671
Amortization	814	—	—	814
Capital expenditures	4,171	2,778	27	6,976

2006 Quarter			Corporate and	Total Continuing
(In thousands)	Broadline	Customized	Intersegment	Operations

Net external sales	$868,486	$601,007	$—	$1,469,493
Intersegment sales	168	67	(235)	—
Total sales	868,654	601,074	(235)	1,469,493
Operating profit	10,203	7,873	(7,354)	10,722
Interest expense (income)	5,043	1,388	(6,077)	354
Loss (gain) on sale of receivables	2,557	824	(1,744)	1,637
Depreciation	4,352	1,570	80	6,002
Amortization	861	—	—	861
Capital expenditures	11,059	936	46	12,041

Total assets by reportable segment and reconciliation to the condensed consolidated balance sheets are as follows:

	March 31, 2007	December 30, 2006

Broadline	$891,957	$901,752
Customized	252,765	261,975
Corporate & Intersegment	249,865	196,048

Total assets	$1,394,587	$1,359,775

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Unless this Form 10-Q indicates otherwise or the context otherwise requires, the terms “we,” “our,” “us,” or “Performance Food Group” as used in this Form 10-Q refer to Performance Food Group Company and its subsidiaries other than those making up our former fresh-cut segment. References in this Form 10-Q to the 2007 and 2006 quarters refer to our fiscal quarters ended March 31, 2007 and April 1, 2006, respectively. The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q and our consolidated financial statements and the related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended December 30, 2006.
In 2005, we sold all of our stock in the companies comprising our fresh-cut segment to Chiquita Brands International, Inc. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, it is accounted for as a discontinued operation. The following detailed discussion and analysis is representative of our continuing operations only.
Overview
Our net sales from continuing operations in the 2007 quarter increased 4.1% compared to the 2006 quarter. Food price inflation was approximately 3% in the 2007 quarter. Sales in the quarter were impacted by increased street sales in our Broadline segment and increased sales to existing customers in our Customized segment, partially offset by the impact of certain multi-unit business exited in the 2006 quarter. Our gross margin percentage, which we define as gross profit as a percentage of sales, increased in the 2007 quarter over the 2006 quarter primarily due to a more favorable sales mix as a result of growth in our higher margin street sales and improvements related to our procurement initiatives in our Broadline segment, partially offset by the impact of inflation in our Broadline segment. The operating expense ratio, which we define as operating expenses as a percentage of net sales, decreased slightly in the 2007 quarter over the 2006 quarter primarily due to improved operating efficiencies and favorable trends in insurance costs, partially offset by increased personnel costs related to our street sales growth initiative.
Going forward, we will continue to be focused on managing the growth we are generating in our business, adding new capacity and driving operational improvements in each of our business segments. We continue to seek innovative means of servicing our customers to distinguish ourselves from others in the marketplace.
Results of Operations

	2007 Quarter		2006 Quarter
Net Sales		% of		% of
(In thousands)	Net Sales	Total	Net Sales	Total

Broadline	$915,962	59.9%	$868,654	59.1%
Customized	614,143	40.1%	601,074	40.9%
Intersegment*	(361)	—	(235)	—

Net sales from continuing operations	$1,529,744	100.0%	$1,469,493	100.0%

*	Intersegment sales are sales between the segments, which are eliminated in consolidation.
Consolidated. In the 2007 quarter, net sales from continuing operations increased $60.3 million, or 4.1%, to $1.5 billion. We estimated that food product inflation was approximately 3% in the 2007 quarter. Both segments are discussed in more detail in the following paragraphs.
Broadline. In the 2007 quarter, Broadline net sales increased $47.3 million, or 5.4%, to $916.0 million, compared to $868.7 million in the 2006 quarter. We estimated that food price inflation of approximately 5% contributed to the increase in Broadline’s net sales in the 2007 quarter. In the 2007 quarter, sales also increased due to increased street sales, partially offset by decreased sales to certain multi-unit accounts as a result of our planned exit of that business.

Broadline net sales represented 59.9% and 59.1% of our net sales from continuing operations in the 2007 and 2006 quarters, respectively. The increase as a percentage of our net sales from continuing operations was due to the increase in street sales, as noted above, along with increased sales to existing multi-unit accounts.
Customized. In the 2007 quarter, Customized net sales increased $13.1 million, or 2.2%, to $614.1 million, compared to $601.1 million in the 2006 quarter. The increase in the 2007 quarter was due to continued growth with existing customers. We estimated that food price deflation of approximately 1% reduced our sales growth in the 2007 quarter. Customized net sales represented 40.1% and 40.9% of our net sales from continuing operations in the 2007 and 2006 quarters, respectively. The decrease in the 2007 quarter was due to the increase in Broadline sales, as discussed above.
Cost of goods sold
Consolidated. In the 2007 quarter, cost of goods sold increased $52.1 million, or 4.1%, to $1.3 billion. Cost of goods sold as a percentage of net sales, or the cost of goods sold ratio, was 87.2% in the 2007 quarter, compared to 87.3% in the 2006 quarter. The decrease in the cost of goods sold ratio was primarily the result of a shift in our customer mix in our Broadline segment to higher margin street sales and improvements related to our procurement initiatives in our Broadline segment and deflation in our Customized segment, partially offset by inflation in our Broadline segment.
Broadline. Our Broadline segment’s cost of goods sold as a percentage of net sales in the 2007 quarter increased compared to the 2006 quarter due to inflation and product mix changes, partially offset by improvements made related to our procurement initiatives.
Customized. Our Customized segment’s cost of goods sold as a percentage of net sales in the 2007 quarter decreased compared to the 2006 quarter due in part to food price deflation.
Gross profit
In the 2007 quarter, gross profit from continuing operations increased $8.2 million, or 4.4%, to $195.4 million, compared to $187.3 million in the 2006 quarter. Gross profit margin was 12.8% in the 2007 quarter, compared to 12.7% in the 2006 quarter.
Operating expenses
Consolidated. In the 2007 quarter, operating expenses increased $6.0 million, or 3.4%, to $182.6 million, compared to $176.5 million in the 2006 quarter. Operating expenses as a percentage of net sales was 11.9% in the 2007 quarter, compared to 12.0% in the 2006 quarter.
Broadline. Our Broadline segment’s operating expenses decreased as a percentage of sales in the 2007 quarter from the 2006 quarter. The decrease in the operating expense ratio in the 2007 quarter was due to improved operating efficiencies, primarily as a result of increased warehouse and transportation productivity and decreased insurance costs.
Customized. Our Customized segment’s operating expenses as a percentage of sales increased in the 2007 quarter from the 2006 quarter primarily due to increased personnel costs, partially offset by decreased insurance costs.
Corporate. Our Corporate segment’s operating expenses decreased in the 2007 quarter compared to the 2006 quarter primarily as a result of cost control initiatives, partially offset by increased stock compensation expense.

Operating Profit

	2007 Quarter		2006 Quarter
Operating Profit		% of		% of
(In thousands)	Operating Profit	Sales	Operating Profit	Sales

Broadline	$11,539	1.3%	$10,203	1.2%
Customized	8,378	1.4%	7,873	1.3%
Corporate	(7,071)	—	(7,354)	—

Operating profit from continuing operations	$12,846	0.8%	$10,722	0.7%

Consolidated. In the 2007 quarter, operating profit from continuing operations increased $2.1 million, or 19.8%, to $12.8 million, compared to $10.7 million in the 2006 quarter. Operating profit margin, defined as operating profit as a percentage of net sales, was 0.8% in the 2007 quarter, compared to 0.7% in the 2006 quarter. The consolidated operating profit margin in the 2007 quarter was positively impacted by improved operating efficiencies, the continued growth of higher margin street sales and procurement initiatives in our Broadline segment and cost control initiatives in our Corporate segment, partially offset by increased stock compensation expense in our Corporate segment.
Broadline. Our Broadline segment’s operating profit margin was 1.3% in the 2007 quarter, compared to 1.2% in the 2006 quarter. Operating profit margin in the 2007 quarter was positively impacted by procurement initiatives and improved operating efficiencies, partially offset by inflation.
Customized. Our Customized segment’s operating profit margin was 1.4% in the 2007 quarter, compared to 1.3% in the 2006 quarter. Operating profit margin in the 2007 quarter was positively impacted by the ability to leverage our new capacity to more efficiently serve our existing customer base, favorable trends in insurance costs and by deflation.
Other expense, net
Other expense, net, was $1.5 million in the 2007 quarter, compared to $1.4 million in the 2006 quarter. Included in other expense, net, was interest expense of $0.6 million and $0.4 million in the 2007 and 2006 quarters, respectively. The increase from the 2006 quarter was due to higher interest rates in the 2007 quarter. Also included in other expense, net, was interest income of $0.8 million and $0.5 million in the 2007 and 2006 quarters, respectively. The increase from the 2006 quarter was due to an increase in our cash balance available for investment. Other expense, net, also included losses on the sale of the undivided interest in receivables of $1.8 million and $1.6 million in the 2007 and 2006 quarters, respectively. The increase from the 2006 quarter was due to higher interest rates on our receivables facility. The receivables facility is discussed below in “Liquidity and Capital Resources.”
Income tax expense
Income tax expense from continuing operations was $4.4 million in the 2007 quarter, compared to $3.6 million in the 2006 quarter. As a percentage of earnings before income taxes, the provision for income taxes from continuing operations was 39.2% in the 2007 quarter, compared to 38.9% in the 2006 quarter. The increase in the effective tax rate in 2007 compared to 2006 was primarily due to the reduction of federal employment and Gulf Opportunity Zone credits generated. We expect our effective tax rate for continuing operations to be approximately 39% for the 2007 full year.
Earnings from continuing operations
In the 2007 quarter, earnings from continuing operations increased $1.2 million, or 21.1%, to $6.9 million, compared to $5.7 million in the 2006 quarter. Earnings as a percentage of net sales were 0.4% in both the 2007 and 2006 quarters.

Diluted net earnings per common share
Diluted net earnings per common share from continuing operations, or EPS, is computed by dividing earnings from continuing operations available to common shareholders by the weighted average number of common shares and dilutive potential common shares outstanding during the period. In the 2007 quarter, diluted EPS from continuing operations increased $0.04, to $0.20, from $0.16 in the 2006 quarter.
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
Cash and cash equivalents totaled $125.7 million at March 31, 2007, an increase of $50.6 million from December 30, 2006. The increase was due to cash provided by operating activities of $40.7 million, cash provided by investing activities of $8.9 million and cash provided by financing activities of $2.8 million. Cash flows from discontinued operations used $1.7 million, consisting primarily of changes in discontinued assets and liabilities. Operating, investing and financing activities of our continuing operations are discussed below.
Operating activities of continuing operations
In the 2007 quarter, we generated cash from operating activities of $40.7 million, compared to $30.3 million in the 2006 quarter. In the 2007 quarter, net income plus depreciation and amortization, in addition to an increase in accounts payable and income taxes and a decrease in accounts receivable, partially offset by an increase in inventories were the main factors contributing to the cash provided by operating activities. In the 2006 quarter, net income plus depreciation and amortization, in addition to an increase in accounts payable and accrued expenses and a decrease in inventories, partially offset by an increase in our accounts receivable, were the main factors contributing to the cash provided by operating activities.
Investing activities of continuing operations
During the 2007 quarter, we generated $8.9 million from investing activities, compared to using $11.9 million in the 2006 quarter. Investing activities include the acquisition of businesses and additions to and disposals of property, plant and equipment. During the 2007 quarter, we completed a substitution of collateral and sale-leaseback transaction involving one of our Broadline operating facilities and one of our former fresh-cut segment operating facilities. Capital expenditures were $7.0 million in the 2007 quarter and $12.0 million in the 2006 quarter. In the 2007 quarter, capital expenditures totaled $4.2 million in our Broadline segment and $2.8 million in our Customized segment. We expect our total 2007 capital expenditures to range between $75 million and $85 million.
Financing activities of continuing operations
During the 2007 quarter, we generated $2.8 million from financing activities, compared to using $39.6 million in the 2006 quarter. The change from the 2006 quarter was due to our share repurchase program that was completed in the 2006 quarter (see Note 9 to our unaudited condensed consolidated financial statements for details of our share repurchase and retirement program).
Checks in excess of deposits increased by $2.0 million in the 2007 quarter and decreased by $3.2 million in the 2006 quarter. Checks in excess of deposits represent checks that we have written that are not yet cashed by the payee and in total exceed the current available cash balance at the respective bank. The increase in checks in excess of deposits in the 2007 quarter was related to timing of cash payments. Our associates who exercised stock options and purchased our stock under the Stock Purchase Plan provided $2.6 million of proceeds in the 2007 quarter, compared to $3.3 million of proceeds in the 2006 quarter.

Our $400 million senior revolving credit facility (the “Credit Facility”) expires in 2010 and bears interest at a floating rate equal to, at our election, the agent bank’s prime rate or a spread over LIBOR. This rate varies based upon our leverage ratio, as defined in the credit agreement. The Credit Facility has an annual commitment fee, ranging from 0.125% to 0.225% of the average daily unused portion of the total facility, based on our leverage ratio, as defined in the credit agreement. The Credit Facility also requires the maintenance of certain financial ratios, as defined in the credit agreement, and contains customary events of default. The Credit Facility allows for the issuance of up to $100.0 million of standby letters of credit, which reduce borrowings available under the Credit Facility. At March 31, 2007, we had no borrowings outstanding, $48.1 million of letters of credit outstanding and $351.9 million available under the Credit Facility, subject to compliance with customary borrowing conditions.
We believe that our cash flows from operations, borrowings under our Credit Facility and the sale of undivided interests in receivables under the Receivables Facility, discussed below, will be sufficient to fund our operations and capital expenditures for the foreseeable future. However, we will likely require additional sources of financing to the extent that we make additional acquisitions.
Stock Based Compensation
Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, (“SFAS 123(R)”), using the modified-prospective transition method. Under this transition method, compensation cost recognized in fiscal 2007 and 2006 includes: 1) compensation cost for all share-based payments granted through December 31, 2005, but for which the requisite service period had not been completed as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and 2) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.
The total share-based compensation cost recognized in operating expenses in our condensed consolidated statements of earnings in the 2007 and 2006 quarters was $1.4 million and $0.9 million, respectively, which represents the expense associated with our stock options, stock appreciation rights, restricted stock and shares purchased under the Stock Purchase Plan. The income tax benefit recognized upon the exercise of stock options or vesting of restricted stock awards in excess of the tax benefit related to the compensation cost incurred was $1.0 million and $0.4 million for the 2007 and 2006 quarters, respectively. At March 31, 2007, there was $5.6 million of total unrecognized compensation cost related to outstanding stock options and stock appreciation rights and $12.1 million of total unrecognized compensation cost related to unvested shares of restricted stock, which will be recognized over the remaining vesting periods.
Off Balance Sheet Activities
At March 31, 2007, securitized accounts receivable under our Receivables Facility, which expires on June 25, 2007, totaled $227.2 million, including $130.0 million sold to the financial institution and derecognized from our condensed consolidated balance sheet. Total securitized accounts receivable includes our residual interest in the accounts receivable, referred to as the Residual Interest, of $97.2 million. The Residual Interest represents our retained interest in the receivables held by PFG Receivables Corporation. We measure the Residual Interest using the estimated discounted cash flows of the underlying accounts receivable, based on estimated collections and a discount rate approximately equivalent to our incremental borrowing rate. The loss on sale of undivided interest in receivables of $1.8 million and $1.6 million in the 2007 and 2006 quarters, respectively, was included in other expense, net, in our condensed consolidated statements of earnings and represents our cost of securitizing those receivables with the financial institution. See Note 7 to our condensed consolidated financial statements for further discussion of our Receivables Facility. In addition, our 2006 Annual Report on Form 10-K contains a discussion of why our Receivables Facility is considered off balance sheet financing and describes other activities, which may be defined as off balance sheet financing.
Application of Critical Accounting Policies
We have prepared our condensed consolidated financial statements and the accompanying notes in accordance with generally accepted accounting principles applied on a consistent basis. In preparing our financial statements, management must often make estimates and assumptions that affect reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements and during the reporting periods. Some of those judgments can be subjective and complex; consequently, actual results could differ from those estimates. We continually evaluate the accounting policies and estimates we use to prepare our financial statements. Management’s estimates are generally based upon historical experience and various other assumptions that we determine to be reasonable in light of the relevant facts and circumstances. We believe that our critical accounting estimates include goodwill and other intangible assets, allowance for doubtful accounts, reserves for claims under self-insurance programs, reserves for inventories, vendor rebates and other promotional incentives and income taxes. Our 2006 Annual Report on Form 10-K describes these critical accounting policies.
Our financial statements contain other items that require estimation, but are not as critical as those discussed above. These include our calculations for bonus accruals, depreciation and amortization. Changes in estimates and assumptions used in these and other items could have an effect on our consolidated financial statements.
Adoption of FIN 48
We adopted the Financial Accounting Standards Board’s Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), effective December 31, 2006. As a result of the adoption of FIN 48, we recorded a charge of approximately $0.5 million to our beginning retained earnings balance. As of the date of adoption, we had unrecognized tax benefits of $5.6 million of which $2.3 million, if recognized, would affect the effective tax rate for continuing operations. For additional information regarding the adoption of FIN 48, see Note 6 to the condensed consolidated financial statements.
Recently Issued Accounting Pronouncements
The Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and requires enhanced disclosures about fair value measurements. This statement will apply when other accounting pronouncements require or permit fair value measurements; it does not require new fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. We will adopt this pronouncement in the first quarter of fiscal 2008 and are still assessing the impact SFAS No. 157 will have on our consolidated financial position and results of operations.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option of Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (SFAS No. 159). SFAS No. 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We will adopt this pronouncement in the first quarter of fiscal 2008 and are still assessing the impact SFAS No. 159 will have on our consolidated financial position and results of operations.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risks.
Our primary market risks are related to fluctuations in interest rates and changes in commodity prices. Our primary interest rate risk is from changing interest rates related to our outstanding debt. We manage this risk through a combination of fixed and floating rates on these obligations. As of March 31, 2007, our total debt of $9.6 million, including capital lease obligations of $9.0 million, consisted entirely of fixed rate debt. In addition, our Receivables Facility has a floating rate based upon a 30-day commercial paper rate and our revolving credit facility, which we currently have no outstanding borrowings on, is based on LIBOR. A 100 basis-point increase in market interest rates on all of our floating-rate debt and our Receivables Facility would result in a decrease in net earnings and cash flows of approximately $0.8 million per annum, holding other variables constant.
Significant commodity price fluctuations for certain commodities that we purchase could have a material impact on our results of operations. In an attempt to manage our commodity price risk, our Broadline segment enters into contracts to purchase pre-established quantities of products in the normal course of business. Commitments that we have entered into to purchase products in our Broadline segment as of December 30, 2006, are included in the table of contractual obligations in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financing Activities” in our 2006 Annual Report on Form 10-K.
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
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
In November 2003, certain of the former shareholders of PFG — Empire Seafood, a wholly owned subsidiary which we acquired in 2001, brought a lawsuit against us in the Circuit Court, Eleventh Judicial Circuit in Dade County, seeking unspecified damages and alleging breach of their employment and earnout agreements. Additionally, they seek to have their non-compete agreements declared invalid. We are vigorously defending ourselves and have asserted counterclaims against the former shareholders. Management currently believes that this lawsuit will not have a material adverse effect on our financial condition or results of operations.
From time to time, we are involved in various legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not have a material adverse effect on our financial condition or results of operations.

Item 1A. Risk Factors.
There have been no material changes to our risk factors as previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 30, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares Purchased	Shares That May
	Total Number of		as Part of Publicly	Yet Be Purchased
	Shares	Average Price Paid	Announced Plans	Under the Plans or
Period	Repurchased	Per Share	or Programs	Programs

December 31, 2006 to January 27, 2007	612 (1)	$27.62	—	—
January 28, 2007 to February 24, 2007	—	—	—	—
February 25, 2007 to March 31, 2007	1,325 (2)	$29.39	—	—

Total	1,937	$28.83	—	—

(1)	On January 1, 2007, 93 shares of restricted stock previously awarded to certain of our associates vested. On January 3, 2007, 2,000 shares of restricted stock previously awarded to certain of our associates vested. We withheld and retired 612 shares to satisfy tax withholding requirements for these associates.

(2)	On March 15, 2007, 5,000 shares of restricted stock previously awarded to certain of our associates vested. We withheld and retired 1,325 of these shares to satisfy tax withholding requirements for these associates.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
None.
Item 5. Other Information.
None.
Item 6. Exhibits
10.1	Fourth Amendment to Performance Food Group Company 1993 Employee Stock Incentive Plan.

10.2	Amendment No. 1 to Performance Food Group Company 2003 Equity Incentive Plan.

10.3	Third Amendment to Performance Food Group Company 1993 Outside Directors’ Stock Option Plan.

15	Letter regarding unaudited information from KPMG LLP.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERFORMANCE FOOD GROUP COMPANY
By:	/s/ John D. Austin
John D. Austin
Senior Vice President and Chief Financial Officer

Date: May 8, 2007

Exhibit Index
10.1	Fourth Amendment to Performance Food Group Company 1993 Employee Stock Incentive Plan.

10.2	Amendment No. 1 to Performance Food Group Company 2003 Equity Incentive Plan.

10.3	Third Amendment to Performance Food Group Company 1993 Outside Directors’ Stock Option Plan.

15	Letter regarding unaudited information from KPMG LLP.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.