Form 10-Q
period 2007-06-30
PERFORMANCE FOOD GROUP CO
filed 2007-08-07
CIK 908254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No.: 0-22192
PERFORMANCE FOOD GROUP COMPANY
(Exact name of registrant as specified in its charter)

Tennessee	54-0402940

(State or other jurisdiction of	(I.R.S. employer identification number)
incorporation or organization)

12500 West Creek Parkway
Richmond, Virginia	23238

(Address of Principle Executive Offices)	(Zip Code)
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
☑ Large accelerated filer       ☐ Accelerated filer       ☐ Non-accelerated filer
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes            ☑ No
As of August 2, 2007, 35,456,756 shares of the issuer’s common stock were outstanding.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Performance Food Group Company:
We have reviewed the accompanying condensed consolidated balance sheet of Performance Food Group Company and subsidiaries (the Company) as of June 30, 2007 and the related condensed consolidated statements of earnings for the three-month and six-month periods ended June 30, 2007 and July 1, 2006 and the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2007 and July 1, 2006. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
/s/ KPMG LLP
Richmond, Virginia
August 3, 2007

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(In thousands)	June 30, 2007	December 30, 2006

Assets
Current assets:
Cash and cash equivalents	$115,488	$75,087
Accounts receivable, net, including retained interest in securitized receivables	211,909	226,058
Inventories	314,130	308,901
Other current assets	38,010	35,419

Total current assets	679,537	645,465
Goodwill, net	356,509	356,509
Property, plant and equipment, net	285,025	291,947
Other intangible assets, net	45,850	47,575
Other assets	19,587	18,279

Total assets	$1,386,508	$1,359,775

Liabilities and Shareholders’ Equity
Current liabilities:
Outstanding checks in excess of deposits	$84,089	$88,023
Current installments of long-term debt	61	583
Trade accounts payable	275,498	269,590
Other current liabilities	140,895	146,524

Total current liabilities	500,543	504,720
Long-term debt and capital lease obligations, excluding current installments	9,562	11,664
Deferred income taxes	50,766	48,582

Total liabilities	560,871	564,966
Shareholders’ equity	825,637	794,809

Total liabilities and shareholders’ equity	$1,386,508	$1,359,775

See accompanying notes to unaudited condensed consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings (Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

Net sales	$1,564,652	$1,448,027	$3,094,396	$2,917,520
Cost of goods sold	1,358,124	1,254,824	2,692,462	2,537,063

Gross profit	206,528	193,203	401,934	380,457
Operating expenses	183,489	171,673	366,049	348,205

Operating profit	23,039	21,530	35,885	32,252

Other expense, net:
Interest income	861	390	1,703	862
Interest expense	(524)	(370)	(1,099)	(724)
Loss on sale of receivables	(1,922)	(1,862)	(3,748)	(3,499)
Other, net	58	66	79	153

Other expense, net	(1,527)	(1,776)	(3,065)	(3,208)

Earnings from continuing operations before income taxes	21,512	19,754	32,820	29,044
Income tax expense from continuing operations	8,431	7,586	12,866	11,202

Earnings from continuing operations, net of tax	13,081	12,168	19,954	17,842
(Loss) earnings from discontinued operations	(246)	13	(194)	(18)

Net earnings	$12,835	$12,181	$19,760	$17,824

Weighted average common shares outstanding:
Basic	34,744	34,191	34,639	34,298
Diluted	35,312	34,797	35,110	34,858

Basic earnings (loss) per common share:
Continuing operations	$0.38	$0.36	$0.58	$0.52
Discontinued operations	(0.01)	—	(0.01)	—

Net earnings	$0.37	$0.36	$0.57	$0.52

Diluted earnings (loss) per common share:
Continuing operations	$0.37	$0.35	$0.57	$0.51
Discontinued operations	(0.01)	—	(0.01)	—

Net earnings	$0.36	$0.35	$0.56	$0.51

See accompanying notes to unaudited condensed consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
(In thousands)	June 30, 2007	July 1, 2006

Cash flows from operating activities of continuing operations:
Earnings from continuing operations	$19,954	$17,842
Adjustments to reconcile net earnings from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation	13,257	12,310
Amortization	1,561	1,706
Stock compensation expense	3,284	2,329
Deferred income taxes	(1,716)	(1,668)
Tax benefit on exercise of equity awards	806	766
Other	101	62
Change in operating assets and liabilities, net	11,478	26,203

Net cash provided by operating activities of continuing operations	48,725	59,550

Cash flows from investing activities of continuing operations:
Purchases of property, plant and equipment	(21,804)	(25,501)
Proceeds from sale of property, plant and equipment	15,890	272

Net cash used in investing activities of continuing operations	(5,914)	(25,229)

Cash flows from financing activities of continuing operations:
Decrease in outstanding checks in excess of deposits	(3,934)	(7,225)
Principal payments on long-term debt	(2,624)	(290)
Proceeds from employee stock option, incentive and purchase plans	5,618	5,022
Excess tax benefit on exercise of equity awards	1,819	726
Repurchase of common stock	—	(39,617)

Net cash provided by (used in) financing activities of continuing operations	879	(41,384)

Cash provided by (used in) continuing operations	43,690	(7,063)

Cash flows from discontinued operations:
Cash (used in) provided by operating activities of discontinued operations	(3,095)	6,278
Cash used in investing activities of discontinued operations	(194)	(18)

Total cash (used in) provided by discontinued operations	(3,289)	6,260

Net increase (decrease) in cash and cash equivalents	40,401	(803)
Cash and cash equivalents, beginning of period	75,087	99,461

Cash and cash equivalents, end of period	$115,488	$98,658

See accompanying notes to unaudited condensed consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
1.	Basis of Presentation

The accompanying condensed consolidated financial statements of Performance Food Group Company and subsidiaries (the “Company”) as of June 30, 2007 and for the three-month and six-month periods ended June 30, 2007 and July 1, 2006 are unaudited. The unaudited December 30, 2006 condensed consolidated balance sheet was derived from the audited consolidated balance sheet included in the Company’s latest Annual Report on Form 10-K. The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and Rule 10-01 of Regulation S-X.

In the opinion of management, the unaudited condensed consolidated financial statements contained in this report reflect all adjustments, consisting of only normal recurring accruals, which are necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. References in this Form 10-Q to the 2007 and 2006 quarters and periods refer to the fiscal three-month and six-month periods ended June 30, 2007 and July 1, 2006, respectively. These unaudited condensed consolidated financial statements, note disclosures and other information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K.

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

Inventories

The Company’s inventories consist of food and non-food products. The Company values inventories at the lower of cost or market using the first-in, first-out method. At June 30, 2007 and December 30, 2006, the Company’s inventory balances of $314.1 million and $308.9 million, respectively, consisted primarily of finished goods. Costs in inventory include the purchase price of the product and freight charges to deliver the product to the Company’s warehouses. The Company maintains reserves for slow-moving, excess and obsolete inventories. These reserves are based upon category, inventory age, specifically identified items and overall economic conditions.

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

A reconciliation of the basic and diluted EPS computations is as follows:

	2007 Quarter			2006 Quarter
(In thousands, except per share			Per-Share			Per-Share
amounts)	Earnings	Shares	Amount	Earnings	Shares	Amount

Basic EPS – continuing operations	$13,081	34,744	$0.38	$12,168	34,191	$0.36
Dilutive effect of equity awards	—	568	—	—	606	—

Diluted EPS – continuing operations	$13,081	35,312	$0.37	$12,168	34,797	$0.35

Options to purchase approximately 0.9 million shares that were outstanding at June 30, 2007 were excluded from the computation of diluted shares because of their anti-dilutive effect on EPS for the 2007 quarter. The exercise price of these options ranged from $33.50 to $41.15. Options to purchase approximately 1.6 million shares that were outstanding at July 1, 2006 were excluded from the computation of diluted shares because of their anti-dilutive effect on EPS for the 2006 quarter. The exercise prices of these options ranged from $31.25 to $41.15.

	2007 Period			2006 Period
(In thousands, except per share			Per-Share			Per-Share
amounts)	Earnings	Shares	Amount	Earnings	Shares	Amount

Basic EPS – continuing operations	$19,954	34,639	$0.58	$17,842	34,298	$0.52
Dilutive effect of equity awards	—	471	—	—	560	—

Diluted EPS – continuing operations	$19,954	35,110	$0.57	$17,842	34,858	$0.51

5.	Stock Based Compensation

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

Stock Option and Incentive Plans

During the 2007 period, the Company granted approximately 225,000 stock appreciation rights under the Company’s 2003 Equity Incentive Plan (the “2003 Plan”). The stock appreciation rights have a capped maximum appreciation amount and are settled in the Company’s common stock. The Company also awarded approximately 221,000 shares of restricted stock. All of the grants made in the 2007 period will generally vest four years from the date of grant. Approximately $0.6 million and $0.3 million of stock compensation expense was recognized in the condensed consolidated statements of earnings in the 2007 and 2006 quarters, respectively, and $1.0 million and $0.6 million in the 2007 and 2006 periods, respectively, for stock options and stock appreciation rights and $1.2 million and $0.8 million in the 2007 and 2006 quarters, respectively, and $2.1 million and $1.0 million in the 2007 and 2006 periods, respectively, for restricted stock grants. The Company has not made any grants of other stock based awards under the 2003 Plan.

Employee Stock Purchase Plan

Purchases made on January 15, 2007 under the Company’s Employee Stock Purchase Plan (the “Stock Purchase Plan”) totaled approximately 56,000 shares and the grant date fair value was estimated to be $4.32 per share. The purchase price is equal to 85% of the market price on the last day of the purchase period. Stock compensation expense recognized in the condensed consolidated statements of earnings was approximately $0.1 million and $0.4 million in the 2007 and 2006 quarters, respectively, and $0.2 million and $0.7 million in the 2007 and 2006 periods, respectively, for the Stock Purchase Plan.

All Share-Based Compensation Plans

The total share-based compensation cost recognized in operating expenses in the condensed consolidated statements of earnings in the 2007 and 2006 quarters was $1.9 million and $1.5 million, respectively, and $3.3 million and $2.3 million in the 2007 and 2006 periods, respectively, which represents the expense associated with our stock options, stock appreciation rights, restricted stock and shares purchased under the Stock Purchase Plan. At June 30, 2007, there was approximately $5.1 million total unrecognized compensation cost related to unvested stock options and stock appreciation rights and $11.7 million of total unrecognized compensation cost related to unvested shares of restricted stock, which will be recognized over the remaining vesting periods.

6.	Adoption of FIN 48

The Company adopted the Financial Accounting Standards Board’s Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), effective at the beginning of fiscal 2007. As a result of the adoption of FIN 48, the Company recognized a charge of approximately $0.5 million to its beginning retained earnings balance. As of June 30, 2007 and December 30, 2006, the Company had unrecognized tax benefits of $5.6 million, of which $2.3 million, if recognized, would affect the effective tax rate for continuing operations.

It is the Company’s continuing practice to recognize interest and penalties related to uncertain tax positions in income tax expense. Approximately $1.1 million and $0.8 million were accrued for interest related to uncertain tax positions at June 30, 2007 and December 30, 2006, respectively.

As of June 30, 2007 and December 30, 2006, substantially all federal, state and local and foreign income tax matters have been concluded for years through 2002. It is reasonably possible that a decrease of $1.9 million in the balance of unrecognized tax benefits may occur within the next twelve months due to statute of limitations expirations, filing of amended returns, and closing and/or settling of audits. Of this amount, up to $1.0 million could affect the effective tax rate of continuing operations.

7.	Receivables Facility

In 2001, the Company entered into a receivables purchase facility (the “Receivables Facility”), under which PFG Receivables Corporation, a wholly owned, special-purpose subsidiary, sold an undivided interest in certain of the Company’s trade receivables. PFG Receivables Corporation was formed for the sole purpose of buying receivables generated by certain of the Company’s operating units and selling an undivided interest in those receivables to a financial institution. Under the Receivables Facility, certain of the Company’s operating units sell a portion of their accounts receivable to PFG Receivables Corporation, which in turn, subject to certain conditions, may from time to time sell an undivided interest in these receivables to a financial institution. The Company’s operating units continue to service the receivables on behalf of the financial institution at estimated market rates. Accordingly, the Company has not recognized a servicing asset or liability. During the 2007 quarter, the Company extended the term of the Receivables Facility through June 23, 2008.

At June 30, 2007, securitized accounts receivable totaled $240.4 million, including $130.0 million sold to the financial institution and derecognized from the condensed consolidated balance sheet. Total securitized accounts receivable include the Company’s residual interest in accounts receivable (“Residual Interest”) of $110.4 million. At December 30, 2006, securitized accounts receivable totaled $250.8 million, including $130.0 million sold to the financial institution and derecognized from the consolidated balance sheet, and including Residual Interest of $120.8 million. The Residual Interest represents the Company’s retained interest in receivables held by PFG Receivables Corporation. The Residual Interest was measured using the estimated discounted cash flows of the underlying accounts receivable, based on estimated collections and a discount rate approximately equivalent to the Company’s incremental borrowing rate. The loss on the sale of the undivided interest in receivables of $1.9 million in both the 2007 and 2006 quarters and $3.7 million and $3.5 million in the 2007 and 2006 periods, respectively, is included in other expense, net, in the condensed consolidated statements of earnings and represents the Company’s cost of securitizing those receivables with the financial institution. At June 30, 2007, the rate under the Receivables Facility was 5.70% per annum.

The key economic assumptions used to measure the Residual Interest at June 30, 2007 were a discount rate of 6.0% and an estimated life of approximately 1.5 months. At June 30, 2007, an immediate adverse change in the discount rate and estimated life of 10% and 20%, with other factors remaining constant, would reduce the fair value of the Residual Interest, with a corresponding increase in the loss on sale of receivables, but would not have a material impact on the Company’s consolidated financial condition or results of operations.

8.	Goodwill and Other Intangible Assets

The following table presents details of the Company’s intangible assets as of June 30, 2007 and December 30, 2006:

	As of June 30, 2007			As of December 30, 2006
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
(In thousands)	Amount	Amortization	Net	Amount	Amortization	Net

Intangible assets with definite lives:
Customer relationships	$32,859	$13,181	$19,678	$32,859	$12,100	$20,759
Trade names and trademarks	17,228	3,909	13,319	17,228	3,539	13,689
Deferred financing costs	3,570	2,496	1,074	3,570	2,332	1,238
Non-compete agreements	3,353	3,308	45	3,353	3,198	155

Total intangible assets with definite lives	$57,010	$22,894	$34,116	$57,010	$21,169	$35,841

Intangible assets with indefinite lives:
Goodwill*	$368,535	$12,026	$356,509	$368,535	$12,026	$356,509
Trade names*	11,869	135	11,734	11,869	135	11,734

Total intangible assets with indefinite lives	$380,404	$12,161	$368,243	$380,404	$12,161	$368,243

*Amortization was recorded before the Company’s adoption of SFAS No. 142, Goodwill and Other Intangible Assets.
The Company recorded amortization expense of $0.8 million and $0.9 million in the 2007 and 2006 quarters, respectively, and $1.7 million and $1.9 million in the 2007 and 2006 periods, respectively. These amounts included amortization of debt issuance costs of approximately $0.1 million in both the 2007 and 2006 quarters and $0.2 million in both the 2007 and 2006 periods. The estimated future amortization expense on intangible assets as of June 30, 2007 is as follows:

(In thousands)	Amount

2007 (remaining quarters)	$1,615
2008	3,148
2009	3,146
2010	3,056
2011	2,791
2012	2,785
Thereafter	17,575

Total amortization expense	$34,116

9.	Share Repurchase and Retirement

During the 2006 period, the Company completed purchases under its $100 million repurchase program announced in August 2005, resulting in the repurchase of 1.5 million additional shares of its common stock at prices ranging from $25.93 to $29.61, for a total purchase price of $39.6 million, including transaction costs.

10.	Commitments and Contingencies

At June 30, 2007, the Company’s Broadline and Customized segments had outstanding commitments for capital projects totaling $33.3 million and $5.0 million, respectively. Amounts due under these contracts were not included on the Company’s condensed consolidated balance sheet as of June 30, 2007, in accordance with generally accepted accounting principles.

The Company has entered into numerous operating leases, including leases of buildings, equipment, tractors and trailers. In certain of the Company’s leases of tractors, trailers and other vehicles and equipment, the Company has provided residual value guarantees to the lessors. Circumstances that would require the Company to perform under the guarantees include either (1) the Company’s default on the leases with the leased assets being sold for less than the specified residual values in the lease agreements, or (2) the Company’s decision not to purchase the assets at the end of the lease terms combined with the sale of the assets, with sale proceeds less than the residual value of the leased assets specified in the lease agreements. The Company’s residual value guarantees under these operating lease agreements typically range between 4% and 20% of the value of the leased assets at inception of the lease. These leases have original terms ranging from two to eight years and expiration dates ranging from 2007 to 2014. As of June 30, 2007, the undiscounted maximum amount of potential future payments under the Company’s guarantees totaled $7.4 million, which would be mitigated by the fair value of the leased assets at lease expiration. The assessment as to whether it is probable that the Company will be required to make payments under the terms of the guarantees is based upon the Company’s actual and expected loss experience. Consistent with the requirements of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees of Indebtness of Others (“FIN 45”), the Company has recorded $80,000 of the $7.4 million of potential future guarantee payments on its condensed consolidated balance sheet as of June 30, 2007.

11.	Sale-leaseback transaction

During the 2007 period, the Company entered into a substitution of collateral and sale-leaseback transaction involving one of its Broadline operating facilities and one of its former fresh-cut segment operating facilities. This transaction resulted in the Company being released from a guarantee of future lease payments on one of its former fresh-cut segment facilities that was sold to Chiquita. The Company’s Broadline operating facility was sold to a third party and leased back pursuant to a lease agreement with an initial term expiring in 2026. This transaction resulted in a gain of approximately $2.9 million. In accordance with SFAS No. 98, Accounting for Leases: Sale-Leaseback Transactions involving Real Estate, the gain will be amortized over the life of the lease as a reduction of lease expense.

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

2007 Quarter			Corporate and	Total Continuing
(In thousands)	Broadline	Customized	Intersegment	Operations

Net external sales	$953,950	$610,702	$—	$1,564,652
Intersegment sales	321	48	(369)	—
Total sales	954,271	610,750	(369)	1,564,652
Operating profit	22,641	8,469	(8,071)	23,039
Interest expense (income)	864	1,143	(2,344)	(337)
Loss (gain) on sale of receivables	2,556	743	(1,377)	1,922
Depreciation	4,826	1,697	63	6,586
Amortization	747	—	—	747
Capital expenditures	12,153	2,655	20	14,828

2006 Quarter			Corporate and	Total Continuing
(In thousands)	Broadline	Customized	Intersegment	Operations

Net external sales	$863,463	$584,564	$—	$1,448,027
Intersegment sales	101	53	(154)	—
Total sales	863,564	584,617	(154)	1,448,027
Operating profit	21,123	7,891	(7,484)	21,530
Interest expense (income)	5,852	1,571	(7,443)	(20)
Loss (gain) on sale of receivables	2,454	735	(1,327)	1,862
Depreciation	4,670	1,559	79	6,308
Amortization	845	—	—	845
Capital expenditures	11,596	1,697	167	13,460

2007 Period			Corporate and	Total Continuing
(In thousands)	Broadline	Customized	Intersegment	Operations

Net external sales	$1,869,601	$1,224,795	$—	$3,094,396
Intersegment sales	632	98	(730)	—
Total sales	1,870,233	1,224,893	(730)	3,094,396
Operating profit	34,180	16,847	(15,142)	35,885
Interest expense (income)	1,763	2,418	(4,785)	(604)
Loss (gain) on sale of receivables	5,446	1,674	(3,372)	3,748
Depreciation	9,807	3,319	131	13,257
Amortization	1,561	—	—	1,561
Capital expenditures	16,324	5,433	47	21,804

2006 Period			Corporate and	Total Continuing
(In thousands)	Broadline	Customized	Intersegment	Operations

Net external sales	$1,731,949	$1,185,571	$—	$2,917,520
Intersegment sales	269	120	(389)	—
Total sales	1,732,218	1,185,691	(389)	2,917,520
Operating profit	31,326	15,764	(14,838)	32,252
Interest expense (income)	10,887	2,959	(13,984)	(138)
Loss (gain) on sale of receivables	5,011	1,559	(3,071)	3,499
Depreciation	9,022	3,129	159	12,310
Amortization	1,706	—	—	1,706
Capital expenditures	22,655	2,633	213	25,501

Total assets by reportable segment and reconciliation to the condensed consolidated balance sheets are as follows:

(In thousands)	June 30, 2007	December 30, 2006

Broadline	$854,258	$901,752
Customized	266,605	261,975
Corporate & Intersegment	265,645	196,048

Total assets	$1,386,508	$1,359,775

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Unless this Form 10-Q indicates otherwise or the context otherwise requires, the terms “we,” “our,” “us,” the “Company,” or “Performance Food Group” as used in this Form 10-Q refer to Performance Food Group Company and its subsidiaries other than those making up our former fresh-cut segment. References in this Form 10-Q to the 2007 and 2006 quarters and periods refer to our fiscal three-month and six-month periods ended June 30, 2007 and July 1, 2006, respectively. The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q and our consolidated financial statements and the related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended December 30, 2006.
In 2005, we sold all of our stock in the companies comprising our fresh-cut segment to Chiquita Brands International, Inc. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, it is accounted for as a discontinued operation. The following detailed discussion and analysis is representative of our continuing operations only.
Overview
Our net sales in the 2007 quarter increased 8.1% compared to the 2006 quarter and increased 6.1% in the 2007 period compared to the 2006 period. Inflation was approximately 4.8% in the 2007 quarter and 3.7% in the 2007 period. Sales in the 2007 quarter and period were impacted by increased street sales in our Broadline segment and increased sales to existing customers in our Customized segment. Sales in the 2007 period were also impacted by the exit of certain multi-unit accounts in the first quarter of 2006. Our gross margin percentage, which we define as gross profit as a percentage of sales, decreased in the 2007 quarter and period primarily due to the impact of inflation in our Broadline segment, partially offset by a more favorable sales mix as a result of growth in higher margin street sales, improvements related to our procurement initiatives in our Broadline segment and increased distribution fees in our Customized segment. While our operating expenses increased in both the 2007 quarter and period, primarily due to increased personnel and insurance costs, our operating expense ratio, which we define as operating expenses as a percentage of net sales, decreased primarily due to higher sales levels and improved operating efficiencies, partially offset by higher stock compensation costs.
Going forward, we will continue to be focused on managing the growth we are generating in our business, adding new capacity and driving operational improvements in each of our business segments. We continue to seek innovative means of servicing our customers to distinguish ourselves from others in the marketplace.

Results of Operations
Net Sales

	2007 Quarter		2006 Quarter		2007 Period		2006 Period
Net Sales		% of		% of		% of		% of
(In thousands)	Net Sales	Total	Net Sales	Total	Net Sales	Total	Net Sales	Total

Broadline	$954,271	61.0%	$863,564	59.6%	$1,870,233	60.4%	$1,732,218	59.4%
Customized	610,750	39.0%	584,617	40.4%	1,224,893	39.6%	1,185,691	40.6%
Intersegment*	(369)	—	(154)	—	(730)	—	(389)	—

Net sales	$1,564,652	100.0%	$1,448,027	100.0%	$3,094,396	100.0%	$2,917,520	100.0%

*Intersegment sales are sales between the segments, which are eliminated in consolidation.
Consolidated. In the 2007 quarter, net sales increased $116.6 million, or 8.1%, to $1.6 billion. In the 2007 period, net sales increased $176.9 million, or 6.1%, to $3.1 billion. We estimated that inflation was approximately 4.8% in the 2007 quarter and 3.7% in the 2007 period. Both segments are discussed in more detail in the following paragraphs.
Broadline. In the 2007 quarter, Broadline net sales increased $90.7 million, or 10.5%, to $954.3 million, compared to $863.6 million in the 2006 quarter. In the 2007 period, Broadline net sales increased $138.0 million, or 8.0%, to $1.9 billion, compared to $1.7 billion in the 2006 period. We estimated that food price inflation of approximately 7.1% and 6.1%, primarily in the dairy, meat and poultry product categories, contributed to the increase in Broadline’s net sales in the 2007 quarter and period, respectively. In the 2007 quarter and period, sales also increased due to increased street sales. In the 2007 period, sales growth was partially offset by decreased sales to certain multi-unit accounts as a result of our planned exit of that business during 2005 and the first quarter of 2006.
Broadline net sales represented 61.0% and 59.6% of our net sales in the 2007 and 2006 quarters, respectively. Broadline net sales represented 60.4% and 59.4% of our net sales in the 2007 and 2006 periods, respectively. The increase as a percentage of our net sales was primarily due to the increase in sales and the impact of inflation, as noted above.
Customized. In the 2007 quarter, Customized net sales increased $26.1 million, or 4.5%, to $610.8 million, compared to $584.6 million in the 2006 quarter. In the 2007 period, Customized net sales increased $39.2 million, or 3.3%, to $1.2 billion. The increase in the 2007 quarter and period was due to continued growth with existing customers. We estimated that food price inflation of approximately 1.2% contributed to our sales growth in the 2007 quarter. Inflation was nominal in the 2007 period. Customized net sales represented 39.0% and 40.4% of our net sales in the 2007 and 2006 quarters, respectively. Customized net sales represented 39.6% and 40.6% of our net sales in the 2007 and 2006 periods, respectively. The decrease in the 2007 quarter and period was due to the increase in Broadline sales, as discussed above.
We have recently added approximately $250 million in annualized new business in our Customized segment. We anticipate the rollout of this business to occur primarily in the fourth quarter of 2007.
Cost of goods sold
Consolidated. In the 2007 quarter, cost of goods sold increased $103.3 million, or 8.2%, to $1.4 billion. In the 2007 period, cost of goods sold increased $155.4 million, or 6.1%, to $2.7 billion. Cost of goods sold as a percentage of net sales, or the cost of goods sold ratio, was 86.8% in the 2007 quarter and 87.0% in the 2007 period, compared to 86.7% in the 2006 quarter and 87.0% in the 2006 period. The increase in the cost of goods sold ratio in the 2007 quarter was primarily the result of inflation in our Broadline segment, partially offset by increased distribution revenue in our Customized segment.
Broadline. Our Broadline segment’s cost of goods sold as a percentage of net sales in the 2007 quarter and period increased compared to the 2006 quarter and period due to inflation and product mix changes, partially offset by improvements made related to our procurement initiatives. While inflation negatively impacted our percentage margin for the quarter and period, our gross profit dollars were not as impacted by the significant inflation in dairy, meat and poultry categories. This is due in large part to the customary pricing of multi-unit and center-of-the-plate product categories, both of which are generally priced on a fee per case or pound basis versus a percentage mark-up on cost.
Customized. Our Customized segment’s cost of goods sold as a percentage of net sales in the 2007 quarter and period decreased compared to the 2006 quarter and period primarily due to increased distribution revenue.
Gross profit
In the 2007 quarter, gross profit increased $13.3 million, or 6.9%, to $206.5 million, compared to $193.2 million in the 2006 quarter. In the 2007 period, gross profit increased $21.5 million, or 5.6%, to $401.9 million, compared to $380.5 million in the 2006 period. Gross profit margin was 13.2% in the 2007 quarter and 13.0% in the 2007 period, compared to 13.3% in the 2006 quarter and 13.0% in the 2006 period. The decline in our gross profit margin in the 2007 quarter is primarily due to inflation; however, as noted above, even though inflation caused our gross profit margin to decline, our gross profit dollars were not impacted as much by inflation as our gross profit margin.
Operating expenses
Consolidated. In the 2007 quarter, operating expenses increased $11.8 million, or 6.9%, to $183.5 million, compared to $171.7 million in the 2006 quarter. In the 2007 period, operating expenses increased $17.8 million, or 5.1%, to $366.0 million, compared to $348.2 million in the 2006 period. Operating expenses as a percentage of net sales was 11.7% in the 2007 quarter and 11.8% in the 2007 period, compared to 11.9% in both the 2006 quarter and period. While our operating expenses increased in the 2007 quarter and period, primarily due to increased personnel and insurance costs in our Broadline and Customized segments, our operating expense ratio declined in the 2007 quarter and period as a result of higher sales and improved operating efficiencies, partially offset by increased stock compensation costs.
Broadline. Our Broadline segment’s operating expenses increased in the 2007 quarter and period from the 2006 quarter and period primarily due to increased personnel and insurance costs; however, the operating expense ratio declined in the 2007 quarter and period due to increased sales and improved operating efficiencies, primarily as a result of increased warehouse and transportation productivity.
Customized. Our Customized segment’s operating expenses as a percentage of sales increased in the 2007 quarter and period from the 2006 quarter and period primarily due to increased personnel and insurance costs.
Corporate. Our Corporate segment’s operating expenses increased in the 2007 quarter and period compared to the 2006 quarter and period primarily as a result of increased stock compensation expense.
Operating Profit

	2007 Quarter		2006 Quarter		2007 Period		2006 Period
Operating Profit	Operating	% of	Operating	% of	Operating	% of	Operating	% of
(In thousands)	Profit	Sales	Profit	Sales	Profit	Sales	Profit	Sales

Broadline	$22,641	2.4%	$21,123	2.4%	$34,180	1.8%	$31,326	1.8%
Customized	8,469	1.4%	7,891	1.3%	16,847	1.4%	15,764	1.3%
Corporate	(8,071)	—	(7,484)	—	(15,142)	—	(14,838)	—

Operating profit	$23,039	1.5%	$21,530	1.5%	$35,885	1.2%	$32,252	1.1%

Consolidated. In the 2007 quarter, operating profit increased $1.5 million, or 7.0%, to $23.0 million, compared to $21.5 million in the 2006 quarter. In the 2007 period, operating profit increased $3.6 million, or 11.3%, to $35.9 million, compared to $32.3 million in the 2006 period. Operating profit margin, defined as operating profit as a percentage of net sales, was 1.5% in the 2007 quarter and 1.2% in the 2007 period, compared to 1.5% in the 2006 quarter and 1.1% in the 2006 period. Consolidated operating profit in the 2007 quarter and period was positively impacted by improved operating efficiencies, the continued growth of higher margin street sales and procurement initiatives in our Broadline segment, partially offset by increased insurance costs in our Broadline and Customized segments and stock compensation in our Corporate segment.

Broadline. Our Broadline segment’s operating profit margin was 2.4% in the 2007 quarter and 1.8% in the 2007 period, compared to 2.4% in the 2006 quarter and 1.8% in the 2006 period. Operating profit margin in the 2007 quarter and period was positively impacted by procurement initiatives and improved operating efficiencies, offset by the impacts of inflation, primarily in the dairy, meat and poultry product categories.
Customized. Our Customized segment’s operating profit margin was 1.4% in both the 2007 quarter and period, compared to 1.3% in both the 2006 quarter and period. Operating profit margin in the 2007 quarter and period was positively impacted by increased distribution fees, partially offset by unfavorable trends in insurance costs and increased personnel costs.
Other expense, net
Other expense, net, was $1.5 million in the 2007 quarter and $3.1 million in the 2007 period, compared to $1.8 million in the 2006 quarter and $3.2 million in the 2006 period. Included in other expense, net, was interest expense of $0.5 million and $0.4 million in the 2007 and 2006 quarters, respectively, and $1.1 million and $0.7 million in the 2007 and 2006 periods, respectively. The increase from the 2006 quarter and period was due to interest expense associated with a capital lease. Also included in other expense, net, was interest income of $0.9 million and $0.4 million in the 2007 and 2006 quarters, respectively, and $1.7 million and $0.9 million in the 2007 and 2006 periods, respectively. The increase from the 2006 quarter and period was due to an increase in our cash balance available for investment. Other expense, net, also included losses on the sale of the undivided interest in receivables of $1.9 million in both the 2007 and 2006 quarters and $3.7 million and $3.5 million in the 2007 and 2006 periods, respectively. The increase from the 2006 period was due to higher interest rates on our receivables facility. The receivables facility is discussed below in “Liquidity and Capital Resources.”
Income tax expense
Income tax expense was $8.4 million in the 2007 quarter and $12.9 million in the 2007 period, compared to $7.6 million in the 2006 quarter and $11.2 million in the 2006 period. As a percentage of earnings before income taxes, the provision for income taxes was 39.2% in both the 2007 quarter and period, compared to 38.4% in the 2006 quarter and 38.6% in the 2006 period. The increase in the effective tax rate in 2007 compared to 2006 was primarily due to the reduction of federal tax credits generated. We expect our effective tax rate for continuing operations to be approximately 39% for the 2007 full year, excluding potential recognition of previously unrecognized tax benefits, which may occur as statutes of limitations expire. See Note 6 to the condensed consolidated financial statements.
Earnings from continuing operations
In the 2007 quarter, earnings from continuing operations increased $0.9 million, or 7.5%, to $13.1 million, compared to $12.2 million in the 2006 quarter and increased $2.1 million, or 11.8%, to $20.0 million in the 2007 period, compared to $17.8 million in the 2006 period. Earnings as a percentage of net sales were 0.8% in both the 2007 and 2006 quarter and 0.6% in both the 2007 and 2006 period.
Diluted net earnings per common share
Diluted net earnings per common share from continuing operations, or EPS, is computed by dividing earnings from continuing operations available to common shareholders by the weighted average number of common shares and dilutive potential common shares outstanding during the period. In the 2007 quarter, diluted EPS from continuing operations increased $0.02 to $0.37 from $0.35 in the 2006 quarter. In the 2007 period, diluted EPS from continuing operations increased $0.06 to $0.57 from $0.51 in the 2006 period.
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

Cash and cash equivalents totaled $115.5 million at June 30, 2007, an increase of $40.4 million from December 30, 2006. The increase was due to cash provided by operating activities of $48.7 million and cash provided by financing activities of $0.9 million, partially offset by cash used in investing activities of $5.9 million. Cash flows from discontinued operations used $3.3 million, consisting primarily of changes in discontinued assets and liabilities. Operating, investing and financing activities of our continuing operations are discussed below.
Operating activities of continuing operations
In the 2007 period, we generated cash from operating activities of $48.7 million, compared to $59.6 million in the 2006 period. In the 2007 period, net income plus depreciation, amortization and stock compensation expense, in addition to an increase in accounts payable and a decrease in accounts receivable, partially offset by an increase in inventories and other assets and a decrease in accrued expenses, were the main factors contributing to the cash provided by operating activities. In the 2006 period, net income plus depreciation and amortization, in addition to an increase in accrued expenses and income taxes and a decrease in accounts receivable and inventories, partially offset by an increase in our prepaid expenses and other current assets and a decrease in accounts payable, were the main factors contributing to the cash provided by operating activities.
Investing activities of continuing operations
During the 2007 period, we used $5.9 million in investing activities, compared to using $25.2 million in the 2006 period. Investing activities include the acquisition of businesses and additions to and disposals of property, plant and equipment. Capital expenditures were $21.8 million in the 2007 period and $25.5 million in the 2006 period. In the 2007 period, capital expenditures totaled $16.3 million in our Broadline segment and $5.4 million in our Customized segment. During the 2007 period, we completed a substitution of collateral and sale-leaseback transaction involving one of our Broadline operating facilities and one of our former fresh-cut segment operating facilities, resulting in proceeds of approximately $15.7 million.
We continue to invest in information technology. As part of this initiative, we are implementing certain applications of an SAP software package, which we expect to be completed in 2008. We have specifically chosen the SAP financial and rebate income tracking applications, which will enable us to continue our initiative to centralize certain of our transactional accounting processes and will improve the overall efficiency of our financial reporting process. These applications will also help support our category management initiatives. We expect to make capital expenditures of approximately $13.5 million related to this SAP implementation throughout the remainder of 2007, which is included in our anticipated capital expenditure range for 2007 of $70 to $75 million.
Financing activities of continuing operations
During the 2007 period, we generated $0.9 million from financing activities, compared to using $41.4 million in the 2006 period. The change from the 2006 period was primarily due to our share repurchase program that was completed in the 2006 period (see Note 9 to our unaudited condensed consolidated financial statements for details of our share repurchase and retirement program).
Checks in excess of deposits decreased by $3.9 million in the 2007 period and decreased by $7.2 million in the 2006 period. Checks in excess of deposits represent checks that we have written that are not yet cashed by the payee and in total exceed the current available cash balance at the respective bank. The decrease in checks in excess of deposits in the 2007 period was related to timing of cash payments. Our associates who exercised stock options and purchased our stock under the Stock Purchase Plan provided $5.6 million of proceeds in the 2007 period, compared to $5.0 million of proceeds in the 2006 period.
Our $400 million senior revolving credit facility (the “Credit Facility”) expires in 2010 and bears interest at a floating rate equal to, at our election, the agent bank’s prime rate or a spread over LIBOR. This rate varies based upon our leverage ratio, as defined in the credit agreement. The Credit Facility has an annual commitment fee, ranging from 0.125% to 0.225% of the average daily unused portion of the total facility, based on our leverage ratio, as defined in the credit agreement. The Credit Facility also requires the maintenance of certain financial ratios, as defined in the credit agreement, and contains customary events of default. The Credit Facility allows for the issuance of up to $100.0 million of standby letters of credit, which reduce borrowings available under the Credit Facility. At June 30, 2007, we had no borrowings outstanding, $48.1 million of letters of credit outstanding and $351.9 million available under the Credit Facility, subject to compliance with customary borrowing conditions.
We believe that our cash flows from operations, borrowings under our Credit Facility and the sale of undivided interests in receivables under the Receivables Facility, discussed below, will be sufficient to fund our operations and capital expenditures for the foreseeable future. However, we will likely require additional sources of financing to the extent that we make acquisitions.
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
The total share-based compensation cost recognized in operating expenses in our condensed consolidated statements of earnings was $1.9 million and $1.5 million in the 2007 and 2006 quarters, respectively, and $3.3 million and $2.3 million in the 2007 and 2006 periods, respectively, which represents the expense associated with our stock options, stock appreciation rights, restricted stock and shares purchased under the Stock Purchase Plan. The income tax benefit recognized upon the exercise of stock options or vesting of restricted stock awards in excess of the tax benefit related to the compensation cost incurred was $2.6 million and $1.5 million in the 2007 and 2006 periods, respectively. At June 30, 2007, there was $5.1 million of total unrecognized compensation cost related to outstanding stock options and stock appreciation rights and $11.7 million of total unrecognized compensation cost related to unvested shares of restricted stock, which will be recognized over the remaining vesting periods.
Off Balance Sheet Activities
At June 30, 2007, securitized accounts receivable under our Receivables Facility, which expires on June 23, 2008, totaled $240.4 million, including $130.0 million sold to the financial institution and derecognized from our condensed consolidated balance sheet. Total securitized accounts receivable include our residual interest in the accounts receivable, referred to as the Residual Interest, of $110.4 million. The Residual Interest represents our retained interest in the receivables held by PFG Receivables Corporation. We measure the Residual Interest using the estimated discounted cash flows of the underlying accounts receivable, based on estimated collections and a discount rate approximately equivalent to our incremental borrowing rate. The loss on sale of undivided interest in receivables of $1.9 million in both the 2007 and 2006 quarters, and $3.7 million and $3.5 million in the 2007 and 2006 periods, respectively, was included in other expense, net, in our condensed consolidated statements of earnings and represents our cost of securitizing those receivables with the financial institution. See Note 7 to our condensed consolidated financial statements for further discussion of our Receivables Facility. In addition, our 2006 Annual Report on Form 10-K contains a discussion of why our Receivables Facility is considered off balance sheet financing and describes other activities, which may be defined as off balance sheet financing.
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
Adoption of FIN 48
We adopted the Financial Accounting Standards Board’s Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), effective December 31, 2006. As a result of the adoption of FIN 48, we recorded a charge of approximately $0.5 million to our beginning retained earnings balance. As of June 30, 2007 and December 30, 2006, we had unrecognized tax benefits of $5.6 million, of which $2.3 million, if recognized, would affect the effective tax rate for continuing operations. For additional information regarding the adoption of FIN 48, see Note 6 to the condensed consolidated financial statements.
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
If one or more of these risks or uncertainties materializes, or if any underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from future results, performance or achievements expressed or implied by these forward-looking statements. All forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirely by the cautionary statements in this section and in our other reports that we file with the Securities and Exchange Commission. We undertake no obligation to publicly update or revise any forward-looking statements to reflect future events or developments.

Item 3. Quantitative and Qualitative Disclosures About Market Risks.
Our primary market risks are related to fluctuations in interest rates and changes in commodity prices. Our primary interest rate risk is from changing interest rates related to our outstanding debt. We manage this risk through a combination of fixed and floating rates on these obligations. As of June 30, 2007, our total debt of $9.6 million, including capital lease obligations of $9.0 million, consisted entirely of fixed rate debt. In addition, our Receivables Facility has a floating rate based upon a 30-day commercial paper rate and our revolving credit facility, which we currently have no outstanding borrowings on, is based on LIBOR. A 100 basis-point increase in market interest rates on all of our floating-rate debt and our Receivables Facility would result in a decrease in net earnings and cash flows of approximately $0.8 million per annum, holding other variables constant.
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
Item 4. Controls and Procedures.
We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Maximum Number
(or Approximate
			Total Number of	Dollar Value) of
			Shares Purchased	Shares That May
	Total Number of		as Part of Publicly	Yet Be Purchased
	Shares	Average Price Paid	Announced Plans	Under the Plans or
Period	Repurchased	Per Share	or Programs	Programs
April 1, 2007 to April 28, 2007	16 (1)	$31.51	—	—

April 29, 2007 to May 26, 2007	—	—	—	—

May 27, 2007 to June 30, 2007	—	—	—	—

Total	16	$31.51	—	—

(1)	On April 2, 2007, 49 shares of restricted stock previously awarded to certain of our associates vested. We withheld and retired 16 shares to satisfy tax withholding requirements for these associates.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
(a)	The annual meeting of shareholders was held on May 15, 2007. The following director nominees were elected by shareholders of record as of March 19, 2007:

	Votes For	Votes Withheld	Votes Abstained
Class I
Steven L. Spinner	30,585,743	705,310	—

Class II
Mary C. Doswell	29,713,495	1,577,558	—
Robert C. Sledd	30,591,019	700,034	—
In addition, the following directors will continue in office until the annual meeting of shareholders for the year indicated:

Mr. John E. Stokely	2008
Mr. Fred C. Goad, Jr.	2008
Charles E. Adair	2009
Timothy M. Graven	2009
Item 5. Other Information.
None.

Item 6. Exhibits
15	Letter regarding unaudited information from KPMG LLP.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERFORMANCE FOOD GROUP COMPANY
By:	/s/ John D. Austin
John D. Austin
Senior Vice President and Chief Financial Officer

Date: August 7, 2007

Exhibit Index
15	Letter regarding unaudited information from KPMG LLP.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.