Form 10-Q
period 2007-09-29
PERFORMANCE FOOD GROUP CO
filed 2007-11-06
CIK 908254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No.: 0-22192
PERFORMANCE FOOD GROUP COMPANY
(Exact name of registrant as specified in its charter)

Tennessee	54-0402940

(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

12500 West Creek Parkway
Richmond, Virginia	23238

(Address of Principle Executive Offices)	(Zip Code)
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
☐ Yes       ☑ No
As of November 1, 2007, 35,481,351 shares of the issuer’s common stock were outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risks
Item 4. Controls and Procedures
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits
Signature
Exhibit Index
Ex-10.1 Restated Employee Stock Purchase Plan
Ex-10.2 Amended and Restated 401(k) Plan
Ex-10.3 Amended and Restated Senior Management Severance Plan
Ex-10.4 Amended 2006 Cash Incentive Plan
Ex-10.5 Amended 2007 Cash Incentive Plan
Ex-10.6 Restated SERP
Ex-15 Letter regarding unaudited information from KPMG LLP.
Ex-31.1 Section 302 Certification of the CEO
Ex-31.2 Section 302 Certification of the CFO
Ex-32.1 Section 906 Certification of the CEO & CFO

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Performance Food Group Company:
We have reviewed the accompanying condensed consolidated balance sheet of Performance Food Group Company and subsidiaries (the Company) as of September 29, 2007, the related condensed consolidated statements of earnings for the three-month and nine-month periods ended September 29, 2007 and September 30, 2006 and the related condensed consolidated statements of cash flows for the nine-month periods ended September 29, 2007 and September 30, 2006. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
/s/ KPMG LLP
Richmond, Virginia
November 5, 2007

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(In thousands)	September 29, 2007	December 30, 2006

Assets
Current assets:
Cash and cash equivalents	$97,524	$75,087
Accounts receivable, net, including retained interest in securitized receivables	224,840	226,058
Inventories	343,468	308,901
Other current assets	36,598	35,419

Total current assets	702,430	645,465
Goodwill, net	356,509	356,509
Property, plant and equipment, net	309,103	291,947
Other intangible assets, net	45,040	47,575
Other assets	19,846	18,279

Total assets	$1,432,928	$1,359,775

Liabilities and Shareholders’ Equity
Current liabilities:
Outstanding checks in excess of deposits	$96,363	$88,023
Current installments of long-term debt	63	583
Trade accounts payable	291,538	269,590
Other current liabilities	138,533	146,524

Total current liabilities	526,497	504,720
Long-term debt and capital lease obligations, excluding current installments	9,546	11,664
Deferred income taxes	53,301	48,582

Total liabilities	589,344	564,966
Shareholders’ equity	843,584	794,809

Total liabilities and shareholders’ equity	$1,432,928	$1,359,775

See accompanying notes to unaudited condensed consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings (Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006

Net sales	$1,578,888	$1,429,765	$4,673,285	$4,347,285
Cost of goods sold	1,370,975	1,235,412	4,063,438	3,772,475

Gross profit	207,913	194,353	609,847	574,810
Operating expenses	182,717	174,242	548,766	522,447

Operating profit	25,196	20,111	61,081	52,363

Other expense, net:
Interest income	973	818	2,676	1,680
Interest expense	(521)	(394)	(1,620)	(1,118)
Loss on sale of receivables	(1,964)	(1,903)	(5,712)	(5,402)
Other, net	57	121	136	274

Other expense, net	(1,455)	(1,358)	(4,520)	(4,566)

Earnings from continuing operations before income taxes	23,741	18,753	56,561	47,797
Income tax expense from continuing operations	7,660	6,578	20,526	17,780

Earnings from continuing operations, net of tax	16,081	12,175	36,035	30,017
Loss from discontinued operations	(44)	(132)	(238)	(150)

Net earnings	$16,037	$12,043	$35,797	$29,867

Weighted average common shares outstanding:
Basic	34,843	34,369	34,707	34,322
Diluted	35,230	34,624	35,150	34,780

Basic earnings (loss) per common share:
Continuing operations	$0.46	$0.35	$1.04	$0.87
Discontinued operations	—	—	(0.01)	—

Net earnings	$0.46	$0.35	$1.03	$0.87

Diluted earnings (loss) per common share:
Continuing operations	$0.46	$0.35	$1.03	$0.86
Discontinued operations	—	—	(0.01)	—

Net earnings	$0.46	$0.35	$1.02	$0.86

See accompanying notes to unaudited condensed consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
(In thousands)	September 29, 2007	September 30, 2006

Cash flows from operating activities of continuing operations:
Earnings from continuing operations	$36,035	$30,017
Adjustments to reconcile net earnings from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation	19,860	18,776
Amortization	2,289	2,523
Stock compensation expense	4,803	3,605
Deferred income taxes	7,656	(3,144)
Tax benefit on exercise of equity awards	860	825
Other	154	872
Change in operating assets and liabilities, net	(22,797)	(7,417)

Net cash provided by operating activities of continuing operations	48,860	46,057

Cash flows from investing activities of continuing operations:
Purchases of property, plant and equipment	(52,504)	(34,499)
Proceeds from sale of property, plant and equipment	15,938	324

Net cash used in investing activities of continuing operations	(36,566)	(34,175)

Cash flows from financing activities of continuing operations:
Increase (decrease) in outstanding checks in excess of deposits	8,340	(9,894)
Principal payments on long-term debt	(2,638)	(427)
Proceeds from employee stock option, incentive and purchase plans	6,965	7,527
Excess tax benefit on exercise of equity awards	809	757
Repurchase of common stock	—	(39,617)

Net cash provided by (used in) financing activities of continuing operations	13,476	(41,654)

Cash provided by (used in) continuing operations	25,770	(29,772)

Cash flows from discontinued operations:
Cash (used in) provided by operating activities of discontinued operations	(3,095)	6,489
Cash used in investing activities of discontinued operations	(238)	(150)

Total cash (used in) provided by discontinued operations	(3,333)	6,339

Net increase (decrease) in cash and cash equivalents	22,437	(23,433)
Cash and cash equivalents, beginning of period	75,087	99,461

Cash and cash equivalents, end of period	$97,524	$76,028

Supplemental disclosure of non-cash transactions:
Debt assumed through capital lease obligation	—	$9,000

See accompanying notes to unaudited condensed consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
1.	Basis of Presentation

The accompanying condensed consolidated financial statements of Performance Food Group Company and subsidiaries (the “Company”) as of September 29, 2007 and for the three-month and nine-month periods ended September 29, 2007 and September 30, 2006 are unaudited. The unaudited December 30, 2006 condensed consolidated balance sheet was derived from the audited consolidated balance sheet included in the Company’s latest Annual Report on Form 10-K. The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and Rule 10-01 of Regulation S-X.

In the opinion of management, the unaudited condensed consolidated financial statements contained in this report reflect all adjustments, consisting of only normal recurring accruals, which are necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. References in this Form 10-Q to the 2007 and 2006 quarters and periods refer to the fiscal three-month and nine-month periods ended September 29, 2007 and September 30, 2006, respectively. These unaudited condensed consolidated financial statements, note disclosures and other information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K.

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

Inventories

The Company’s inventories consist of food and non-food products. The Company values inventories at the lower of cost or market using the first-in, first-out method. At September 29, 2007 and December 30, 2006, the Company’s inventory balances of $343.5 million and $308.9 million, respectively, consisted primarily of finished goods. Costs in inventory include the purchase price of the product and freight charges to deliver the product to the Company’s warehouses. The Company maintains reserves for slow-moving, excess and obsolete inventories. These reserves are based upon category, inventory age, specifically identified items and overall economic conditions.

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

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and requires enhanced disclosures about fair value measurements. This statement will apply when other accounting pronouncements require or permit fair value measurements; it does not require new fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The Company will adopt this pronouncement in its first quarter of fiscal 2008; however, the Company does not anticipate it will have a material impact on its consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option of Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 (SFAS No. 159). SFAS No. 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company will adopt this pronouncement in the first quarter of fiscal 2008; however, the Company does not anticipate it will have a material impact on its consolidated financial position and results of operations.

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

A reconciliation of the basic and diluted EPS computations is as follows:

	2007 Quarter			2006 Quarter
(In thousands, except per share			Per-Share			Per-Share
amounts)	Earnings	Shares	Amount	Earnings	Shares	Amount

Basic EPS – continuing operations	$16,081	34,843	$0.46	$12,175	34,369	$0.35
Dilutive effect of equity awards	—	387	—	—	255	—

Diluted EPS – continuing operations	$16,081	35,230	$0.46	$12,175	34,624	$0.35

Options to purchase approximately 1.5 million shares that were outstanding at September 29, 2007 were excluded from the computation of diluted shares because of their anti-dilutive effect on EPS for the 2007 quarter. The exercise price of these options ranged from $30.00 to $41.15. Options to purchase approximately 2.1 million shares that were outstanding at September 30, 2006 were excluded from the computation of diluted shares because of their anti-dilutive effect on EPS for the 2006 quarter. The exercise prices of these options ranged from $27.30 to $41.15.

	2007 Period			2006 Period
(In thousands, except per share			Per-Share			Per-Share
amounts)	Earnings	Shares	Amount	Earnings	Shares	Amount

Basic EPS – continuing operations	$36,035	34,707	$1.04	$30,017	34,322	$0.87
Dilutive effect of equity awards	—	443	—	—	458	—

Diluted EPS – continuing operations	$36,035	35,150	$1.03	$30,017	34,780	$0.86

5.	Stock Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”), using the modified-prospective transition method. Under this transition method, compensation cost recognized in fiscal 2007 and 2006 includes: 1) compensation cost for all share-based payments granted through December 31, 2005, but for which the requisite service period had not been completed as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and 2) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

Stock Option and Incentive Plans

During the 2007 period, the Company granted approximately 225,000 stock appreciation rights under the Company’s 2003 Equity Incentive Plan (the “2003 Plan”). The stock appreciation rights have a capped maximum appreciation amount and are settled in the Company’s common stock. The Company also awarded approximately 252,000 shares of restricted stock. All of the grants made in the 2007 period generally vest four years from the date of grant. Approximately $0.4 million and $0.3 million of stock compensation expense was recognized in the condensed consolidated statements of earnings in the 2007 and 2006 quarters, respectively, and $1.4 million and $0.9 million in the 2007 and 2006 periods, respectively, for stock options and stock appreciation rights and $1.1 million and $1.0 million in the 2007 and 2006 quarters, respectively, and $3.2 million and $2.0 million in the 2007 and 2006 periods, respectively, for restricted stock grants. The Company has not made any grants of other stock based awards under the 2003 Plan.

Employee Stock Purchase Plan

Purchases made on July 13, 2007 under the Company’s Employee Stock Purchase Plan (the “Stock Purchase Plan”) totaled approximately 43,000 shares and the grant date fair value was estimated to be $4.98 per share. Purchases made on January 15, 2007 under the Stock Purchase Plan totaled approximately 56,000 shares and the grant date fair value was estimated to be $4.32 per share. The purchase price is equal to 85% of the market price on the last day of the purchase period. Stock compensation expense recognized in the condensed consolidated statements of earnings was nominal in both the 2007 and 2006 quarters, and $0.2 million and $0.7 million in the 2007 and 2006 periods, respectively, for the Stock Purchase Plan.

All Share-Based Compensation Plans

The total share-based compensation cost recognized in operating expenses in the condensed consolidated statements of earnings in the 2007 and 2006 quarters was $1.5 million and $1.3 million, respectively, and $4.8 million and $3.6 million in the 2007 and 2006 periods, respectively, which represents the expense associated with our stock options, stock appreciation rights, restricted stock and shares purchased under the Stock Purchase Plan. At September 29, 2007, there was approximately $5.5 million of total unrecognized compensation cost related to unvested stock options and stock appreciation rights and $11.3 million of total unrecognized compensation cost related to unvested shares of restricted stock, which will be recognized over the remaining vesting periods.

6.	FIN 48

The Company adopted the Financial Accounting Standards Board’s Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), effective at the beginning of fiscal 2007. As a result of the adoption of FIN 48, the Company recognized a charge of approximately $0.5 million to its beginning retained earnings balance. As of the date of adoption, the Company had unrecognized tax benefits of $6.9 million ($5.6 million net of federal tax benefit), of which $3.2 million ($2.3 million net of federal tax benefit) could affect the effective tax rate for continuing operations. As of September 29, 2007, the Company had unrecognized tax benefits of $5.5 million ($4.5 million net of federal tax benefit), of which $2.1 million ($1.4 million net of federal tax benefit), if recognized, could affect the effective tax rate for continuing operations.

It is the Company’s continuing practice to recognize interest and penalties related to uncertain tax positions in income tax expense. Approximately $1.0 million and $0.8 million were accrued for interest related to uncertain tax positions at September 29, 2007 and December 30, 2006, respectively.

As of September 29, 2007 and December 30, 2006, substantially all federal, state and local and foreign income tax matters have been concluded for years through 2002. It is reasonably possible that a decrease of $1.8 million ($1.0 million net of federal tax benefit) in the balance of unrecognized tax benefits may occur within the next twelve months due to statutes of limitations expirations, filing of amended returns, and closing and/or settling of audits. Of this amount, up to $1.0 million ($0.7 million net of federal tax benefit) could affect the effective tax rate of continuing operations.

7.	Receivables Facility

In 2001, the Company entered into a receivables purchase facility (the “Receivables Facility”), under which PFG Receivables Corporation, a wholly owned, special-purpose subsidiary, sold an undivided interest in certain of the Company’s trade receivables. PFG Receivables Corporation was formed for the sole purpose of buying receivables generated by certain of the Company’s operating units and selling an undivided interest in those receivables to a financial institution. Under the Receivables Facility, certain of the Company’s operating units sell a portion of their accounts receivable to PFG Receivables Corporation, which in turn, subject to certain conditions, may from time to time sell an undivided interest in these receivables to a financial institution. The Company’s operating units continue to service the receivables on behalf of the financial institution at estimated market rates. Accordingly, the Company has not recognized a servicing asset or liability. During the 2007 second quarter, the Company extended the term of the Receivables Facility through June 23, 2008.

At September 29, 2007, securitized accounts receivable totaled $233.6 million, including $130.0 million sold to the financial institution and derecognized from the condensed consolidated balance sheet. Total securitized accounts receivable include the Company’s residual interest in accounts receivable (“Residual Interest”) of $103.6 million. At December 30, 2006, securitized accounts receivable totaled $250.8 million, including $130.0 million sold to the financial institution and derecognized from the consolidated balance sheet, and including Residual Interest of $120.8 million. The Residual Interest represents the Company’s retained interest in receivables held by PFG Receivables Corporation. The Residual Interest was measured using the estimated discounted cash flows of the underlying accounts receivable, based on estimated collections and a discount rate approximately equivalent to the Company’s incremental borrowing rate. The loss on the sale of the undivided interest in receivables of $2.0 million and $1.9 million in the 2007 and 2006 quarters, respectively, and $5.7 million and $5.4 million in the 2007 and 2006 periods, respectively, is included in other expense, net, in the condensed consolidated statements of earnings and represents the Company’s cost of securitizing those receivables with the financial institution. At September 29, 2007, the rate under the Receivables Facility was 6.3% per annum.

The key economic assumptions used to measure the Residual Interest at September 29, 2007 were a discount rate of 6.0% and an estimated life of approximately 1.5 months. At September 29, 2007, an immediate adverse change in the discount rate and estimated life of 10% and 20%, with other factors remaining constant, would reduce the fair value of the Residual Interest, with a corresponding increase in the loss on sale of receivables, but would not have a material impact on the Company’s consolidated financial condition or results of operations.

8.	Goodwill and Other Intangible Assets

The following table presents details of the Company’s intangible assets as of September 29, 2007 and December 30, 2006:

	As of September 29, 2007			As of December 30, 2006
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
(In thousands)	Amount	Amortization	Net	Amount	Amortization	Net

Intangible assets with definite lives:
Customer relationships	$31,746	$12,588	$19,158	$32,859	$12,100	$20,759
Trade names and trademarks	17,228	4,093	13,135	17,228	3,539	13,689
Deferred financing costs	3,570	2,577	993	3,570	2,332	1,238
Non-compete agreements	3,163	3,143	20	3,353	3,198	155

Total intangible assets with definite lives	$55,707	$22,401	$33,306	$57,010	$21,169	$35,841

Intangible assets with indefinite lives:
Goodwill*	$368,535	$12,026	$356,509	$368,535	$12,026	$356,509
Trade names*	11,869	135	11,734	11,869	135	11,734

Total intangible assets with indefinite lives	$380,404	$12,161	$368,243	$380,404	$12,161	$368,243

*	Amortization was recorded before the Company’s adoption of SFAS No. 142, Goodwill and Other Intangible Assets.
The Company recorded amortization expense of $0.8 million and $0.9 million in the 2007 and 2006 quarters, respectively, and $2.5 million and $2.8 million in the 2007 and 2006 periods, respectively. These amounts included amortization of debt issuance costs of approximately $0.1 million in both the 2007 and 2006 quarters, and $0.2 million and $0.3 million in the 2007 and 2006 periods, respectively. The estimated future amortization expense on intangible assets as of September 29, 2007 is as follows:

(In thousands)	Amount

2007 (remaining quarter)	$804
2008	3,148
2009	3,146
2010	3,056
2011	2,791
2012	2,785
Thereafter	17,576

Total amortization expense	$33,306

9.	Share Repurchase and Retirement

During the 2006 period, the Company completed purchases under its $100 million repurchase program announced in August 2005, resulting in the repurchase of 1.5 million additional shares of its common stock at prices ranging from $25.93 to $29.61, for a total purchase price of $39.6 million, including transaction costs.

10.	Commitments and Contingencies

At September 29, 2007, the Company’s Broadline and Customized segments had outstanding commitments for capital projects totaling $32.0 million and $3.2 million, respectively. Amounts due under these contracts were not included on the Company’s condensed consolidated balance sheet as of September 29, 2007, in accordance with generally accepted accounting principles.

The Company has entered into numerous operating leases, including leases of buildings, equipment, tractors and trailers. In certain of the Company’s leases of tractors, trailers and other vehicles and equipment, the Company has provided residual value guarantees to the lessors. Circumstances that would require the Company to perform under the guarantees include either (1) the Company’s default on the leases with the leased assets being sold for less than the specified residual values in the lease agreements, or (2) the Company’s decision not to purchase the assets at the end of the lease terms combined with the sale of the assets, with sale proceeds less than the residual value of the leased assets specified in the lease agreements. The Company’s residual value guarantees under these operating lease agreements typically range between 4% and 20% of the value of the leased assets at inception of the lease. These leases have original terms ranging from two to eight years and expiration dates ranging from 2007 to 2014. As of September 29, 2007, the undiscounted maximum amount of potential future payments under the Company’s guarantees totaled $7.5 million, which would be mitigated by the fair value of the leased assets at lease expiration. The assessment as to whether it is probable that the Company will be required to make payments under the terms of the guarantees is based upon the Company’s actual and expected loss experience. Consistent with the requirements of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees of Indebtness of Others (“FIN 45”), the Company has recorded $80,000 of the $7.5 million of potential future guarantee payments on its condensed consolidated balance sheet as of September 29, 2007.

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

2007 Quarter			Corporate and	Total Continuing
(In thousands)	Broadline	Customized	Intersegment	Operations

Net external sales	$966,211	$612,677	$—	$1,578,888
Intersegment sales	299	52	(351)	—
Total sales	966,510	612,729	(351)	1,578,888
Operating profit	23,041	8,403	(6,248)	25,196
Interest expense (income)	2,554	1,291	(4,297)	(452)
Loss (gain) on sale of receivables	2,883	740	(1,659)	1,964
Depreciation	4,789	1,749	65	6,603
Amortization	728	—	—	728
Capital expenditures	26,353	4,301	46	30,700

2006 Quarter			Corporate and	Total Continuing
(In thousands)	Broadline	Customized	Intersegment	Operations

Net external sales	$864,516	$565,249	$—	$1,429,765
Intersegment sales	129	47	(176)	—
Total sales	864,645	565,296	(176)	1,429,765
Operating profit	18,558	7,125	(5,572)	20,111
Interest expense (income)	5,929	1,496	(7,849)	(424)
Loss (gain) on sale of receivables	2,977	745	(1,819)	1,903
Depreciation	4,818	1,580	68	6,466
Amortization	817	—	—	817
Capital expenditures	7,955	1,023	20	8,998

2007 Period			Corporate and	Total Continuing
(In thousands)	Broadline	Customized	Intersegment	Operations

Net external sales	$2,835,812	$1,837,473	$—	$4,673,285
Intersegment sales	931	150	(1,081)	—
Total sales	2,836,743	1,837,623	(1,081)	4,673,285
Operating profit	57,221	25,250	(21,390)	61,081
Interest expense (income)	4,317	3,709	(9,082)	(1,056)
Loss (gain) on sale of receivables	8,329	2,414	(5,031)	5,712
Depreciation	14,596	5,069	195	19,860
Amortization	2,289	—	—	2,289
Capital expenditures	42,677	9,734	93	52,504

2006 Period			Corporate and	Total Continuing
(In thousands)	Broadline	Customized	Intersegment	Operations

Net external sales	$2,596,465	$1,750,820	$—	$4,347,285
Intersegment sales	398	167	(565)	—
Total sales	2,596,863	1,750,987	(565)	4,347,285
Operating profit	49,884	22,889	(20,410)	52,363
Interest expense (income)	16,816	4,455	(21,833)	(562)
Loss (gain) on sale of receivables	7,988	2,304	(4,890)	5,402
Depreciation	13,840	4,709	227	18,776
Amortization	2,523	—	—	2,523
Capital expenditures	30,610	3,656	233	34,499

Total assets by reportable segment and reconciliation to the condensed consolidated balance sheets are as follows:

(In thousands)	September 29, 2007	December 30, 2006

Broadline	$935,899	$901,752
Customized	271,939	261,975
Corporate & Intersegment	225,090	196,048

Total assets	$1,432,928	$1,359,775

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Unless this Form 10-Q indicates otherwise or the context otherwise requires, the terms “we,” “our,” “us,” the “Company,” or “Performance Food Group” as used in this Form 10-Q refer to Performance Food Group Company and its subsidiaries other than those making up our former fresh-cut segment. References in this Form 10-Q to the 2007 and 2006 quarters and periods refer to our fiscal three-month and nine-month periods ended September 29, 2007 and September 30, 2006, respectively. The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q and our consolidated financial statements and the related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended December 30, 2006.
In 2005, we sold all of our stock in the companies comprising our fresh-cut segment to Chiquita Brands International, Inc. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, it is accounted for as a discontinued operation. The following detailed discussion and analysis is representative of our continuing operations only.
Overview
Our net sales in the 2007 quarter increased 10.4% compared to the 2006 quarter and increased 7.5% in the 2007 period compared to the 2006 period. Inflation was approximately 5% in the 2007 quarter and 4% in the 2007 period. Sales in the 2007 quarter and period were impacted by increased street sales in our Broadline segment and increased sales to existing customers in our Customized segment. Our gross margin percentage, which we define as gross profit as a percentage of sales, decreased in the 2007 quarter and period primarily due to the impact of inflation in our Broadline and Customized segments, partially offset by improvements related to our procurement initiatives in our Broadline segment. While our operating expenses increased primarily due to increased personnel and insurance costs in both the 2007 quarter and period and stock compensation in the 2007 period, our operating expense ratio, which we define as operating expenses as a percentage of net sales, decreased, primarily due to higher sales levels and improved operating efficiencies.
Going forward, we will continue to be focused on managing the growth we are generating in our business, adding new capacity and driving operational improvements in each of our business segments. We continue to seek innovative means of servicing our customers to distinguish ourselves from others in the marketplace.

Results of Operations
Net Sales

	2007 Quarter		2006 Quarter		2007 Period		2006 Period
Net Sales		% of		% of		% of		% of
(In thousands)	Net Sales	Total	Net Sales	Total	Net Sales	Total	Net Sales	Total

Broadline	$966,510	61.2%	$864,645	60.5%	$2,836,743	60.7%	$2,596,863	59.7%
Customized	612,729	38.8%	565,296	39.5%	1,837,623	39.3%	1,750,987	40.3%
Intersegment*	(351)	—	(176)	—	(1,081)	—	(565)	—

Net sales	$1,578,888	100.0%	$1,429,765	100.0%	$4,673,285	100.0%	$4,347,285	100.0%

*	Intersegment sales are sales between the segments, which are eliminated in consolidation.
Consolidated. In the 2007 quarter, net sales increased $149.1 million, or 10.4%, to $1.6 billion. In the 2007 period, net sales increased $326.0 million, or 7.5%, to $4.7 billion. We estimated that inflation was approximately 5% in the 2007 quarter and 4% in the 2007 period. Both segments are discussed in more detail in the following paragraphs.
Broadline. In the 2007 quarter, Broadline net sales increased $101.9 million, or 11.8%, to $966.5 million, compared to $864.6 million in the 2006 quarter. In the 2007 period, Broadline net sales increased $239.9 million, or 9.2%, to $2.8 billion, compared to $2.6 billion in the 2006 period. We estimated that food price inflation of approximately 7%, primarily in the dairy, meat and poultry product categories, contributed to the increase in Broadline’s net sales in both the 2007 quarter and period. In the 2007 quarter and period, sales also increased due to increased street sales. In the 2007 period, sales growth was partially offset by decreased sales to certain multi-unit accounts as a result of our planned exit of that business during 2005 and the first quarter of 2006.
Broadline net sales represented 61.2% and 60.5% of our net sales in the 2007 and 2006 quarters, respectively. Broadline net sales represented 60.7% and 59.7% of our net sales in the 2007 and 2006 periods, respectively. The increase as a percentage of our net sales was primarily due to the increase in sales and the impact of inflation, as noted above.
Customized. In the 2007 quarter, Customized net sales increased $47.4 million, or 8.4%, to $612.7 million, compared to $565.3 million in the 2006 quarter. In the 2007 period, Customized net sales increased $86.6 million, or 5.0%, to $1.8 billion. The increase in the 2007 quarter and period was primarily due to continued growth with existing customers. We estimated that food price inflation of approximately 2% contributed to our sales growth in the 2007 quarter. Inflation was approximately 1% in the 2007 period. Customized net sales represented 38.8% and 39.5% of our net sales in the 2007 and 2006 quarters, respectively. Customized net sales represented 39.3% and 40.3% of our net sales in the 2007 and 2006 periods, respectively. The decrease in the 2007 quarter and period was due to the increase in Broadline sales, as discussed above.
We have recently added approximately $250 million in annualized new business in our Customized segment. We anticipate the rollout of this business to be completed in the fourth quarter of 2007.
Cost of goods sold
Consolidated. In the 2007 quarter, cost of goods sold increased $135.6 million, or 11.0%, to $1.4 billion. In the 2007 period, cost of goods sold increased $291.0 million, or 7.7%, to $4.1 billion. Cost of goods sold as a percentage of net sales, or the cost of goods sold ratio, was 86.8% in the 2007 quarter and 87.0% in the 2007 period, compared to 86.4% in the 2006 quarter and 86.8% in the 2006 period. The increase in the cost of goods sold ratio in the 2007 quarter and period was primarily the result of inflation in both segments and a sales mix shift in our Broadline segment.
Broadline. Our Broadline segment’s cost of goods sold as a percentage of net sales in the 2007 quarter and period increased compared to the 2006 quarter and period due to inflation and sales mix changes, partially offset by improvements made related to our procurement initiatives. While inflation negatively impacted our percentage margin for the quarter and period, our gross profit dollars were not as impacted by the significant inflation in dairy, meat and poultry categories. This is due in large part to the customary pricing of multi-unit and center-of-the-plate product categories, both of which are generally priced on a fee per case or pound basis versus a percentage mark-up on cost.
Customized. Our Customized segment’s cost of goods sold as a percentage of net sales in the 2007 quarter increased compared to the 2006 quarter primarily due to inflation of approximately 2% in the quarter. Cost of goods sold as a percentage of net sales in the 2007 period decreased compared to the 2006 period primarily due to a favorable product mix shift, partially offset by inflation of approximately 1% in the 2007 period.
Gross profit
In the 2007 quarter, gross profit increased $13.6 million, or 7.0%, to $208.0 million, compared to $194.4 million in the 2006 quarter. In the 2007 period, gross profit increased $35.0 million, or 6.1%, to $609.8 million, compared to $574.8 million in the 2006 period. Gross profit margin was 13.2% in the 2007 quarter and 13.0% in the 2007 period, compared to 13.6% in the 2006 quarter and 13.2% in the 2006 period. The decline in our gross profit margin in the 2007 quarter and period is primarily due to inflation; however, as noted above, even though inflation caused our gross profit margin to decline, our gross profit dollars were not impacted as much by inflation as our gross profit margin.
Operating expenses
Consolidated. In the 2007 quarter, operating expenses increased $8.5 million, or 4.9%, to $182.7 million, compared to $174.2 million in the 2006 quarter. In the 2007 period, operating expenses increased $26.3 million, or 5.0%, to $548.8 million, compared to $522.5 million in the 2006 period. Operating expenses as a percentage of net sales were 11.6% in the 2007 quarter and 11.7% in the 2007 period, compared to 12.2% in the 2006 quarter and 12.0% in the 2006 period. Our operating expenses increased in the 2007 quarter and period, primarily due to increased personnel and insurance costs in our Broadline and Customized segments and increased professional fees and stock compensation in our Corporate segment. Our operating expense ratio declined in the 2007 quarter and period as a result of higher sales and improved operating efficiencies.
Broadline. Our Broadline segment’s operating expenses increased in the 2007 quarter and period from the 2006 quarter and period, primarily due to increased personnel and insurance costs. The operating expense ratio declined in the 2007 quarter and period due to increased sales and improved operating efficiencies, primarily as a result of increased warehouse and transportation productivity.
Customized. Our Customized segment’s operating expenses as a percentage of sales decreased in the 2007 quarter from the 2006 quarter primarily due to increased sales in the 2007 quarter and remained relatively flat in the 2007 period compared to the 2006 period.
Corporate. Our Corporate segment’s operating expenses increased in the 2007 quarter compared to the 2006 quarter primarily as a result of increased professional fees and stock compensation expense and increased in the 2007 period compared to the 2006 period primarily as a result of increased stock compensation expense.
Operating Profit

	2007 Quarter		2006 Quarter		2007 Period		2006 Period
Operating Profit	Operating	% of	Operating		Operating	% of	Operating	% of
(In thousands)	Profit	Sales	Profit	% of Sales	Profit	Sales	Profit	Sales

Broadline	$23,041	2.4%	$18,558	2.1%	$57,221	2.0%	$49,884	1.9%
Customized	8,403	1.4%	7,125	1.3%	25,250	1.4%	22,889	1.3%
Corporate	(6,248)	—	(5,572)	—	(21,390)	—	(20,410)	—

Operating profit	$25,196	1.6%	$20,111	1.4%	$61,081	1.3%	$52,363	1.2%

Consolidated. In the 2007 quarter, operating profit increased $5.1 million, or 25.3%, to $25.2 million, compared to $20.1 million in the 2006 quarter. In the 2007 period, operating profit increased $8.7 million, or 16.6%, to $61.1 million, compared to $52.4 million in the 2006 period. Operating profit margin, defined as operating profit as a percentage of net sales, was 1.6% in the 2007 quarter and 1.3% in the 2007 period, compared to 1.4% in the 2006 quarter and 1.2% in the 2006 period. Consolidated operating profit in the 2007 quarter and period was positively impacted by improved operating efficiencies, the continued growth of higher margin street sales and procurement initiatives in our Broadline segment, partially offset by increased insurance costs in our Broadline and Customized segments and stock compensation in our Corporate segment and increased professional fees in the 2007 quarter in our Corporate segment.
Broadline. Our Broadline segment’s operating profit margin was 2.4% in the 2007 quarter and 2.0% in the 2007 period, compared to 2.1% in the 2006 quarter and 1.9% in the 2006 period. Operating profit margin in the 2007 quarter and period was positively impacted by procurement initiatives, improved operating efficiencies and approximately $1.8 million of insurance proceeds related to Hurricane Katrina, partially offset by the impact of inflation, primarily in the dairy, meat and poultry product categories.
Customized. Our Customized segment’s operating profit margin was 1.4% in both the 2007 quarter and period, compared to 1.3% in both the 2006 quarter and period. Operating profit margin in the 2007 quarter and period was positively impacted by improved operating efficiencies and a favorable product mix shift.
Other expense, net
Other expense, net, was $1.5 million in the 2007 quarter and $4.5 million in the 2007 period, compared to $1.4 million in the 2006 quarter and $4.6 million in the 2006 period. Included in other expense, net, was interest expense of $0.5 million and $0.4 million in the 2007 and 2006 quarters, respectively, and $1.6 million and $1.1 million in the 2007 and 2006 periods, respectively. The increase from the 2006 quarter and period was due to interest expense associated with a capital lease. Also included in other expense, net, was interest income of $1.0 million and $0.8 million in the 2007 and 2006 quarters, respectively, and $2.7 million and $1.7 million in the 2007 and 2006 periods, respectively. The increase from the 2006 quarter and period was primarily due to an increase in our cash balance available for investment. Other expense, net, also included losses on the sale of the undivided interest in receivables of $2.0 million and $1.9 million in the 2007 and 2006 quarters, respectively, and $5.7 million and $5.4 million in the 2007 and 2006 periods, respectively. The increase from the 2006 quarter and period was due to higher interest rates on our receivables facility. The receivables facility is discussed below in “Liquidity and Capital Resources.”
Income tax expense
Income tax expense was $7.7 million in the 2007 quarter and $20.5 million in the 2007 period, compared to $6.6 million in the 2006 quarter and $17.8 million in the 2006 period. As a percentage of earnings before income taxes, the provision for income taxes was 32.3% and 36.3% in the 2007 quarter and period, respectively, compared to 35.1% and 37.2% in the 2006 quarter and period, respectively. The decrease in the effective tax rate in the 2007 quarter and period compared to the 2006 quarter and period was primarily due to the recognition of previously unrecognized tax benefits as the statutes of limitations on certain contingencies expired in the 2007 quarter. See Note 6 to the condensed consolidated financial statements.
Earnings from continuing operations
In the 2007 quarter, earnings from continuing operations increased $3.9 million, or 32.1%, to $16.1 million, compared to $12.2 million in the 2006 quarter and increased $6.0 million, or 20.0%, to $36.0 million in the 2007 period, compared to $30.0 million in the 2006 period. Earnings as a percentage of net sales were 1.0% and 0.9% in the 2007 and 2006 quarter, respectively, and 0.8% and 0.7% in the 2007 and 2006 periods, respectively.
Diluted net earnings per common share
Diluted net earnings per common share from continuing operations, or EPS, is computed by dividing earnings from continuing operations available to common shareholders by the weighted average number of common shares and dilutive potential common shares outstanding during the period. In the 2007 quarter, diluted EPS from continuing operations increased $0.11 to $0.46 from $0.35 in the 2006 quarter. In the 2007 period, diluted EPS from continuing operations increased $0.17 to $1.03 from $0.86 in the 2006 period.

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
Cash and cash equivalents totaled $97.5 million at September 29, 2007, an increase of $22.4 million from December 30, 2006. The increase was due to cash provided by operating activities of $48.9 million and cash provided by financing activities of $13.5 million, partially offset by cash used in investing activities of $36.6 million. Cash flows from discontinued operations used $3.3 million, consisting primarily of changes in discontinued assets and liabilities. Operating, investing and financing activities of our continuing operations are discussed below.
Operating activities of continuing operations
In the 2007 period, we generated cash from operating activities of $48.9 million, compared to $46.1 million in the 2006 period. In the 2007 period, net income plus depreciation, amortization and stock compensation expense, in addition to an increase in accounts payable and a decrease in accounts receivable, partially offset by an increase in inventories and other assets and a decrease in accrued expenses, were the main factors contributing to the cash provided by operating activities. In the 2006 period, net income plus depreciation, amortization and stock compensation expense, in addition to an increase in accounts payable and income taxes, partially offset by an increase in our accounts receivable, inventories, prepaid expenses and other current assets and a decrease in accrued expenses, were the main factors contributing to the cash provided by operating activities.
Investing activities of continuing operations
During the 2007 period, we used $36.6 million in investing activities, compared to using $34.2 million in the 2006 period. Investing activities include the acquisition of businesses and additions to and disposals of property, plant and equipment. Capital expenditures were $52.5 million in the 2007 period and $34.5 million in the 2006 period. In the 2007 period, capital expenditures totaled $42.7 million in our Broadline segment, $9.7 million in our Customized segment, and $0.1 million in our Corporate segment. The increase in the capital spending in 2007 compared to 2006 is primarily due to the construction of two new replacement facilities in our Broadline segment and our continued investment in information technology, as described below. During the 2007 period, we completed a substitution of collateral and sale-leaseback transaction involving one of our Broadline operating facilities and one of our former fresh-cut segment operating facilities, resulting in proceeds of approximately $15.9 million.
We continue to invest in information technology. As part of this initiative, we are implementing certain applications of an SAP software package, which we expect to be completed in 2008. We have specifically chosen the SAP financial and rebate income tracking applications, which will enable us to continue our initiative to centralize certain of our transactional accounting processes and will improve the overall efficiency of our financial reporting process. These applications will also help support our category management initiatives. We expect to make capital expenditures of approximately $12 to $13 million related to this SAP implementation throughout 2007, which is included in our anticipated capital expenditure range for 2007 of $72 to $75 million.
Financing activities of continuing operations
During the 2007 period, we generated $13.5 million from financing activities, compared to using $41.7 million in the 2006 period. The change from the 2006 period was primarily due to our share repurchase program that was completed in the 2006 period (see Note 9 to our unaudited condensed consolidated financial statements for details of our share repurchase program).
Checks in excess of deposits increased by $8.3 million in the 2007 period and decreased by $9.9 million in the 2006 period. Checks in excess of deposits represent checks that we have written that are not yet cashed by the payee and in total exceed the current available cash balance at the respective bank. The increase in checks in excess of deposits in the 2007 period was related to timing of cash payments. Our associates who exercised stock options and purchased our stock under the Stock Purchase Plan provided $7.0 million of proceeds in the 2007 period, compared to $7.5 million of proceeds in the 2006 period.
Our $400 million senior revolving credit facility (the “Credit Facility”) expires in 2010 and bears interest at a floating rate equal to, at our election, the agent bank’s prime rate or a spread over LIBOR. This rate varies based upon our leverage ratio, as defined in the credit agreement. The Credit Facility has an annual commitment fee, ranging from 0.125% to 0.225% of the average daily unused portion of the total facility, based on our leverage ratio, as defined in the credit agreement. The Credit Facility also requires the maintenance of certain financial ratios, as defined in the credit agreement, and contains customary events of default. The Credit Facility allows for the issuance of up to $100.0 million of standby letters of credit, which reduce borrowings available under the Credit Facility. At September 29, 2007, we had no borrowings outstanding, $48.1 million of letters of credit outstanding and $351.9 million available under the Credit Facility, subject to compliance with customary borrowing conditions.
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
The total share-based compensation cost recognized in operating expenses in our condensed consolidated statements of earnings was $1.5 million and $1.3 million in the 2007 and 2006 quarters, respectively, and $4.8 million and $3.6 million in the 2007 and 2006 periods, respectively, which represents the expense associated with our stock options, stock appreciation rights, restricted stock and shares purchased under the Stock Purchase Plan. The income tax benefit recognized upon the exercise of stock options or vesting of restricted stock awards in excess of the tax benefit related to the compensation cost incurred was $1.7 million and $1.6 million in the 2007 and 2006 periods, respectively. At September 29, 2007, there was $5.5 million of total unrecognized compensation cost related to outstanding stock options and stock appreciation rights and $11.3 million of total unrecognized compensation cost related to unvested shares of restricted stock, which will be recognized over the remaining vesting periods.
Off Balance Sheet Activities
At September 29, 2007, securitized accounts receivable under our Receivables Facility, which expires on June 23, 2008, totaled $233.6 million, including $130.0 million sold to the financial institution and derecognized from our condensed consolidated balance sheet. Total securitized accounts receivable include our residual interest in the accounts receivable, referred to as the Residual Interest, of $103.6 million. The Residual Interest represents our retained interest in the receivables held by PFG Receivables Corporation. We measure the Residual Interest using the estimated discounted cash flows of the underlying accounts receivable, based on estimated collections and a discount rate approximately equivalent to our incremental borrowing rate. The loss on sale of undivided interest in receivables of $2.0 million and $1.9 million in the 2007 and 2006 quarters, respectively, and $5.7 million and $5.4 million in the 2007 and 2006 periods, respectively, was included in other expense, net, in our condensed consolidated statements of earnings and represents our cost of securitizing those receivables with the financial institution. See Note 7 to our condensed consolidated financial statements for further discussion of our Receivables Facility. In addition, our 2006 Annual Report on Form 10-K contains a discussion of why our Receivables Facility is considered off balance sheet financing and describes other activities, which may be defined as off balance sheet financing.

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
FIN 48
We adopted the Financial Accounting Standards Board’s Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), effective at the beginning of fiscal 2007. As a result of the adoption of FIN 48, we recognized a charge of approximately $0.5 million to beginning retained earnings. As of the date of adoption, we had unrecognized tax benefits of $6.9 million ($5.6 million net of federal tax benefit), of which $3.2 million ($2.3 million net of federal tax benefit) could affect the effective tax rate for continuing operations. As of September 29, 2007, we had unrecognized tax benefits of $5.5 million ($4.5 million net of federal tax benefit), of which $2.1 million ($1.4 million net of federal tax benefit), if recognized, could affect the effective tax rate for continuing operations.
Recently Issued Accounting Pronouncements
The Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and requires enhanced disclosures about fair value measurements. This statement will apply when other accounting pronouncements require or permit fair value measurements; it does not require new fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. We will adopt this pronouncement in the first quarter of fiscal 2008; however, we do not anticipate that it will have a material impact on our consolidated financial position or results of operations.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option of Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (SFAS No. 159). SFAS No. 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We will adopt this pronouncement in the first quarter of fiscal 2008; however, we do not anticipate that it will have a material impact on our consolidated financial position or results of operations.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risks.
Our primary market risks are related to fluctuations in interest rates and changes in commodity prices. Our primary interest rate risk is from changing interest rates related to our outstanding debt. We manage this risk through a combination of fixed and floating rates on these obligations. As of September 29, 2007, our total debt of $9.6 million, including capital lease obligations of $9.0 million, consisted entirely of fixed rate debt. In addition, our Receivables Facility has a floating rate based upon a 30-day commercial paper rate and our revolving credit facility, which we currently have no outstanding borrowings on, is based on LIBOR. A 100 basis-point increase in market interest rates on all of our floating-rate debt and our Receivables Facility would result in a decrease in net earnings and cash flows of approximately $0.8 million per annum, holding other variables constant.
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
There were no changes in our internal control over financial reporting during the quarter ended September 29, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
None.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
None.
Item 5. Other Information.
None.
Item 6. Exhibits
10.1	Amended and Restated Employee Stock Purchase Plan*

10.2	Amended and Restated Performance Food Group Company Employee Savings and Stock Ownership Plan*

10.3	Amended and Restated Senior Management Severance Plan*

10.4	Amendment No. 1 to Performance Food Group Company 2006 Cash Incentive Plan*

10.5	Amendment No. 1 to Performance Food Group Company 2007 Cash Incentive Plan*

10.6	Amended and Restated Performance Food Group Company Supplemental Executive Retirement Plan*

15	Letter regarding unaudited information from KPMG LLP.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management Compensatory Plan or arrangement

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERFORMANCE FOOD GROUP COMPANY
By:	/s/ John D. Austin
John D. Austin
Senior Vice President and Chief Financial Officer

Date: November 6, 2007

Exhibit Index
10.1	Amended and Restated Employee Stock Purchase Plan*

10.2	Amended and Restated Performance Food Group Company Employee Savings and Stock Ownership Plan*

10.3	Amended and Restated Senior Management Severance Plan*

10.4	Amendment No. 1 to Performance Food Group Company 2006 Cash Incentive Plan*

10.5	Amendment No. 1 to Performance Food Group Company 2007 Cash Incentive Plan*

10.6	Amended and Restated Performance Food Group Company Supplemental Executive Retirement Plan*

15	Letter regarding unaudited information from KPMG LLP.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management Compensatory Plan or arrangement