Form 10-K
period 2007-12-29
PERFORMANCE FOOD GROUP CO
filed 2008-02-26
CIK 908254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2007
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
Executive Offices)
Registrant’s telephone number, including area code:
(804) 484-7700
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.01 par value per share	Nasdaq Global Select Market
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☑ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☑ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer (Do not check if a smaller reporting company)
☐ Smaller Reporting Company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
The aggregate market value of the voting stock held by non-affiliates of the registrant on June 29, 2007 was $1,130,669,870. The market value calculation was determined using the closing sale price of the registrant’s common stock on June 29, 2007, as reported by the Nasdaq Stock Market. Shares of common stock outstanding on February 20, 2008 were 35,581,403.
DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K	Documents from which portions are incorporated by reference

Part III	The information required by Part III, Item 11 will be (i) incorporated by reference from the Registrant’s definitive proxy statement for its 2008 annual meeting of shareholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K pursuant to Regulation 14A, or (ii) included in an amendment to this Annual Report on Form 10-K in lieu of including such information in such definitive proxy statement.

PERFORMANCE FOOD GROUP COMPANY
Unless this Form 10-K indicates otherwise or the content otherwise requires, the terms “we,” “our” or “Performance Food Group” as used in this Form 10-K refer to Performance Food Group Company and its subsidiaries. References in this Form 10-K to the years 2008, 2007, 2006, 2005, 2004 and 2003 refer to our fiscal years ending or ended January 3, 2009, December 29, 2007, December 30, 2006, December 31, 2005, January 1, 2005 and January 3, 2004, respectively, unless otherwise expressly stated or the context otherwise requires. We use a 52/53-week fiscal year ending on the Saturday closest to December 31. Consequently, we periodically have a 53-week fiscal year. Our 2003 fiscal year was a 53-week year. The following discussion and analysis should be read in conjunction with “Selected Consolidated Financial Data” and our consolidated financial statements and the related notes included elsewhere in this Form 10-K.
Forward-Looking Statements
This Form 10-K and the documents incorporated by reference herein contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements, which are based on assumptions and estimates and describe our future plans, strategies and expectations, are generally identifiable by the use of the words “anticipate,” “will,” “believe,” “estimate,” “expect,” “intend,” “seek,” “should” or similar expressions. These forward-looking statements may address, among other things, our anticipated merger with a wholly owned subsidiary of VISTAR Corporation, our anticipated earnings, capital expenditures, contributions to our net sales by acquired companies, sales momentum, customer and product sales mix, expected efficiencies in our business and our ability to realize expected synergies from acquisitions. These forward-looking statements are subject to risks, uncertainties and assumptions. Important factors that could cause actual results to differ materially from the forward-looking statements we make or incorporate by reference in this Form 10-K are described under “Item 1A. Risk Factors”.
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
PART I
Item 1. Business.
The Company and its Business Strategy
Performance Food Group, a Tennessee corporation, was founded in 1987 through the combination of various foodservice businesses and has grown internally through increased sales to existing and new customers and through acquisitions of existing businesses. Performance Food Group is the nation’s third largest broadline foodservice distributor based on 2007 net sales. We market and distribute over 68,000 national and proprietary brand food and non-food products to over 41,000 customers. Our extensive product line and distribution system allow us to service both of the major customer types in the foodservice or “food-away-from-home” industry: “street” foodservice customers, which include independent restaurants, hotels, cafeterias, schools, healthcare facilities and other institutional customers, and multi-unit, or “chain,” customers, which include regional and national casual and family dining, quick-service restaurants and other institutional customers.
On January 18, 2008, we entered into an agreement and plan of merger with VISTAR Corporation, a Colorado corporation (“VISTAR”) and Panda Acquisition, Inc., a wholly owned subsidiary of VISTAR. VISTAR is a food distributor specializing in the areas of Italian, pizza, vending, office coffee, concessions, fundraising and theater markets, controlled by private investment funds affiliated with The Blackstone Group with a minority interest held by a private investment fund affiliated with Wellspring Capital Management LLC.
At the effective time of the merger, each of our outstanding shares of common stock will be cancelled and converted into the right to receive $34.50 in cash, without interest and subject to applicable withholding requirements. At the effective time of the merger, each outstanding stock option and stock appreciation right, whether vested or unvested, shall become fully vested and exercisable and all restricted shares under our equity plans shall become fully vested. Each holder of an outstanding stock option or stock appreciation right as of the effective time shall be entitled to receive in exchange for the cancellation of such stock option or stock appreciation right an amount in cash equal to the product of (i) the difference between the $34.50 per share consideration and the applicable exercise price of such stock option or grant price of such stock appreciation right and (ii) the aggregate number of shares issuable upon exercise of such stock option or the number of shares with respect to which such stock appreciation right was granted, without interest and subject to applicable withholding requirements and any appreciation cap set forth in such stock appreciation right.

Consummation of the merger is subject to various closing conditions, including approval of the merger agreement by our shareholders, expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and other customary closing conditions. We expect to close the transaction during the second quarter of 2008.
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
Broadline
Our Broadline distribution segment markets and distributes more than 65,000 national and proprietary brand food and non-food products to more than 41,000 customers, including street customers, such as independent restaurants, and certain corporate-owned and franchisee locations of chains such as Burger King, Church’s, Compass, Popeye’s, Subway and Zaxby’s. In the Broadline distribution segment, we determine our product mix, distribution routes and delivery schedules to accommodate the needs of a large number of customers whose individual purchases vary in size. Broadline distribution customers are generally located within 250 miles of one of our 19 Broadline distribution facilities, which serve customers in the Eastern, Midwestern, Northeastern, Southern and Southeastern United States.
Customized
Our Customized distribution segment focuses on serving casual and family dining chain restaurants such as Cracker Barrel Old Country Store, Logan’s, Outback Steakhouse, Ruby Tuesday, T.G.I. Friday’s and O’Charley’s. We believe that these customers generally prefer a centralized point of contact that facilitates item and menu changes, tailored distribution routing and customer service. We generally can service these customers more efficiently than our Broadline distribution customers because we warehouse only those stock keeping units, or SKUs, specific to our Customized customers, and we make larger, more consistent deliveries over a much broader geography. We have eight Customized distribution facilities located nationwide. Customized services 15 restaurant chains nationwide and three restaurant chains internationally.
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
Our key growth strategies are as follows:
Increase sales to street customers. Within our Broadline segment, we are focusing on increasing sales to street customers, such as independent restaurants, which typically utilize more of our proprietary brands and value-added services. Sales to these customers typically generate higher operating margins than sales to our chain customers. We are focusing on increasing our penetration of the street customer base by leveraging our broad range of products and value-added services and by continuing to both increase our street sales force and invest in enhancing the quality of our sales force through improvements in our hiring and training efforts and in our utilization of technology. Our training program and sales compensation systems are designed to encourage our sales force to grow sales to new and existing street customers. We are also focused on hiring more outside sales representatives to service independent restaurants and remain vigilant in our hiring, training and retention practices. We have implemented a common assessment tool to evaluate prospective sales candidates and a training program staffed by regional sales associates and training managers at each location.
Improve category management. In an effort to enhance our category management, we have completed a transfer to a common item platform and we utilize our data warehouse to analyze item and vendor movement, which allows us to enhance coordination of our buying and marketing activities. In addition, we are continuing to invest in other technologies to provide our sales force with better information to assist our Broadline customers and to grow sales.
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
Increase Broadline sales to existing customers and within existing markets. We seek to become a principal supplier for more of our Broadline distribution customers and to increase sales per delivery to those customers. To accomplish this, we focus on selling our customers “center-of-the-plate” products like meat, seafood, poultry, and pork products. We believe that providing consistent, high-quality, center-of-the-plate items to our customers helps us gain a greater share of our customers’ business. We believe that a higher penetration of our existing Broadline customers and markets will allow us to strengthen our relationships with these customers and to realize economies of scale driven by greater utilization of our existing distribution infrastructure.
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
Improve operating efficiencies through systems and technology. We seek to continually increase our operating efficiencies and competitive advantage by investing in training and technology-related initiatives to provide increased productivity and advanced customer services. These initiatives include our Foodstar® software, which handles order and procurement management throughout our Broadline distribution centers. Most of our Customized segment customers use our Internet-based ordering system, PFG-Connection, to place orders, make product inquiries and view purchase histories. Additionally, PFG-Connection provides customers with a Web-based e-catalog for viewing pictures of table-top items, small wares and disposables. Our automated warehouse management system uses radio-frequency barcode scanning for inventory put-away and selection and computerized truck routing systems. In addition, we have an on-line ordering system that provides customers real-time access to order placement, product information, inventory levels and their purchasing histories. We have implemented standard productivity systems and measurement tools which allow us to improve our selection rates and accuracy while reducing our overall warehouse costs as a percentage of sales. We have deployed a GPS-based computer system for our truck fleet that we believe will improve productivity and improve our service levels. We also have implemented a centralized inbound logistics system that optimizes consolidated deliveries from our suppliers. We are currently implementing voice directed picking technology in our warehouses that should reduce mis-picks and truck shorts, thus further increasing delivery accuracy and customer satisfaction.
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
Street Customers
Our Broadline segment services our street customers, which include independent restaurants, hotels, cafeterias, schools, healthcare facilities and other institutional customers. We seek to increase our sales to street customers because, despite the generally higher selling and delivery costs that we incur in servicing these customers, street customers typically utilize more of our proprietary brands and value-added services. Sales to street customers are typically at higher price points than sales to chain customers due to the higher costs involved in those sales. As of December 29, 2007, our Broadline segment supported sales to street customers with over 1,100 sales and marketing representatives and product specialists. Our sales representatives service customers in person, by telephone and through the Internet, accepting and processing orders, reviewing account balances, disseminating new product information and providing business assistance and advice where appropriate. Sales representatives are generally compensated through a combination of salary and commission based on factors relating to tenure, profitability and collections. These representatives typically use laptop computers to assist customers by entering orders, checking product availability and pricing and developing menu-planning ideas on a real-time basis.
Chain Customers
Both our Broadline and Customized segments service chain customers. Our principal chain customers are franchisees and corporate-owned units of casual and family dining and quick-service restaurants. Our Broadline segment customers include numerous locations of Burger King, Church’s, KFC, Popeye’s, Subway and Zaxby’s quick-service restaurants, as well as Compass. Our Customized segment customers include casual and family dining restaurant concepts, such as Carrabba’s Italian Grill, Cracker Barrel, Logan’s, O’Charley’s, Outback Steakhouse, Ruby Tuesday and T.G.I. Friday’s. Our sales programs to chain customers are tailored to the individual customer and include a more specialized product offering than the sales programs to our street customers. Sales to chain customers are typically higher volume, lower gross margin sales, which require fewer, but larger deliveries than those to street customers. These programs offer operational and cost efficiencies for both the customer and us, which can help compensate for the lower gross margins. Dedicated account representatives are responsible for managing the overall chain customer relationship, including ensuring complete order fulfillment and customer satisfaction. Members of senior management assist in identifying potential new chain customers and managing long-term account relationships. Two of our chain customers, Outback Steakhouse, Inc. (OSI) and CRBL Group, Inc. (CRBL), account for a significant portion of our consolidated net sales. Net sales to OSI accounted for 13% of our consolidated net sales for each of 2007, 2006 and 2005. Net sales to CRBL accounted for 8% of our consolidated net sales for 2007 and 11% of our consolidated net sales for both 2006 and 2005. The 2006 and 2005 periods included sales to Logan’s before it was divested by CRBL in December 2006. No other chain customer accounted for more than 8% of our consolidated net sales in 2007, 2006 or 2005.
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
Value-added services
As part of developing and strengthening our customer relationships, we provide some of our customers with value-added services including assistance in new product introductions, inventory management and improving efficiency. As described below, we also provide procurement and merchandising services to approximately 350 independent foodservice distributor facilities and approximately 500 independent paper and janitorial supply distributor facilities, as well as to our own distribution network. These procurement and merchandising services include negotiating vendor supply agreements and providing quality assurance services related to our proprietary and national brand products.
The following table sets forth the percentage of our consolidated net sales by product and service category in 2007, 2006 and 2005:

	Percentage of Net Sales
	2007	2006	2005
Center-of-the-plate	41%	41%	42%
Frozen foods	19	17	17
Canned and dry groceries	16	18	18
Refrigerated and dairy products	11	10	10
Paper products and cleaning supplies	7	7	7
Produce	4	4	3
Procurement, merchandising and other services	1	2	2
Equipment and supplies	1	1	1

Total	100%	100%	100%

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
Sales & Margin Management. Our sales force is equipped with mobile, real-time, customer order-processing software that enables our sales representatives to maximize sales and customer service. In addition, we provide our customers with an internet-based ordering system that enables on-demand customer access to order placement, product information, inventory levels and purchasing histories twenty-four hours a day, seven days a week. We continue to enhance and upgrade these sales capabilities to address the ever-changing demands and needs of our customers. Along with this, we have implemented industry leading pricing software to improve pricing, segmentation and analysis.
Warehouse Management. Our automated warehouse management system, one of our flagship systems, uses wireless radio-frequency barcode scanning for inventory put-away, selection and computerized truck routing systems. This technology has greatly enhanced productivity by reducing errors in inventory put-away and selection. To complement this, we have implemented standard productivity systems and activity-based measurement tools, which enable us to track employee productivity and improve our selection rates and accuracy, while reducing our overall warehouse costs as a percentage of sales. We are implementing voice directed picking technology in our warehouses to enable our warehouse workers to achieve higher levels of productivity and accuracy while reducing operational costs.

Logistics. All of our Broadline distribution locations now use a centralized enterprise truck-routing solution. For inbound freight we use a centralized inbound logistics system that optimizes consolidated deliveries from our suppliers. We have also deployed a GPS-based on board computer system for our truck fleet that optimizes the distribution routes traveled by our trucks by reducing excess mileage, optimizing fuel consumption, providing point in time tracking of trucks, monitoring and managing service levels and improving the timeliness of customer deliveries. We are in the process of deploying fleet management solutions that we believe will improve overall fleet maintenance, efficiency and safety.
Finance & HR. In our Corporate segment, we use a financial systems suite that includes general ledger, accounts payable and fixed asset modules. In addition, we utilize centralized software for financial consolidations. We are currently deploying enterprise document management and imaging capabilities to improve operational efficiencies, reduce document storage costs and increase overall service levels. We are also in the process of deploying new third party financial, procurement and business intelligence solutions to enable the centralization of financial services and rebate income tracking. We expect that this strategic initiative will centralize and streamline key financial services, create a shared services organization, facilitate superior financial controls and streamlined financial consolidations, optimize the strategic procurement function to drive lower cost of goods sold and enable timelier financial reporting and analysis. In the human resources area, we use a common human resources suite, including human capital management, benefits and payroll modules in our Broadline, Customized and Corporate segments. We are focusing on providing performance management, associate learning management and training solutions that empower our associates and drive operational excellence.
Business Intelligence. We continue to focus on business intelligence through centralized data warehousing and reporting technologies. We are dedicated to deploying enterprise solutions which support operational excellence, enable consolidated access to critical data, provide visibility and management of enterprise key performance indicators and provide standardized metrics and measurements across the enterprise.
Infrastructure. Additionally, we have taken extensive steps to ensure the availability of our systems for our Broadline customers, associates and suppliers. We maintain a separate datacenter in a suburb of Dallas, TX, that hosts our backup systems for our mission critical applications that are currently housed in our corporate location datacenter. We continually evaluate our systems-related disaster recovery needs and adjust our plans accordingly. Our wide area network is engineered to take maximum advantage of this high availability environment, allowing everyone to connect, based on role, regardless of location, without business interruption. Additionally, we have built a high-availability, fully redundant application environment to support our most critical systems and to maintain continuous availability for our operations through application hardware, network, server and telecommunications configurations and fail-over technologies.
In our Customized segment, we use a similar supply-chain management software platform managed and located at our Customized headquarters in Lebanon, Tennessee. This software has been tailored to manage large national accounts, multiple warehouses and centralized purchasing, payables and receivables. Our Customized segment uses a nationally recognized purchasing system for product procurement. This segment also has a warehouse management system that utilizes barcode technology to improve inventory receiving, put-away, replenishment and warehouse tracking. Voice assisted customer order selection technology improves order selection accuracy and productivity. Our Customized segment also uses a truck-routing system that determines the most efficient method of delivery for our nationwide delivery system.
Most of our Customized segment customers use our internet-based ordering system, PFG-Connection, to place orders, make product inquiries and view purchase history. A real-time, customer order-processing system allows our customers and customer service representatives to review and correct orders online. This software has allowed our customers to reduce costs through improved order accuracy.
With the high service levels demanded by the foodservice industry, business continuity is of extreme importance. The Customized segment computer systems are completely redundant, including hardware, software, and telecommunications. Business transactions are replicated using state-of-the-art, high availability software. In the event of systems failure or a natural disaster, the Customized segment can quickly recover and continue operations.
Suppliers and Purchasing
Our Broadline and Customized segments obtain products from large national and regional food manufacturers, consumer products companies, meat processors and produce shippers, as well as from local suppliers, food brokers and merchandisers. We seek to enhance our purchasing power through volume purchasing. Although each of our subsidiaries are generally responsible for placing its own orders and can select the products that appeal to its own customers, we encourage each subsidiary to participate in company-wide purchasing programs, which enable it to take advantage of our consolidated purchasing power. We were not dependent on a single source for any significant item and no third-party supplier represented more than 3% of our total product purchases during 2007.

Our wholly owned subsidiary known as Progressive Group Alliance (formerly Pocahontas Foods, USA) selects foodservice products for our Brilliance, Colonial Tradition, Healthy USA, Pocahontas, Premium Recipe and Raffinato brands and markets these brands, as well as nationally branded foodservice products, through our own distribution operations to approximately 350 independent foodservice distributor facilities nationwide. For our services, we receive marketing fees paid by suppliers. Approximately 3,300 of the products sold through Progressive Group Alliance are sold under our proprietary brands. Approximately 450 suppliers, located throughout the United States, supply products through the Progressive Group Alliance distribution network. Because Progressive Group Alliance negotiates purchase agreements on behalf of its independent distributors as a group, the distributors that utilize Progressive Group Alliance’s procurement and merchandising group can enhance their purchasing power.
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
The following table summarizes certain information for our principal operating locations:

			Approx.
			Number of
			Customer
			Locations
		Location of	Currently
Name of Subsidiary/Division	Principal Region(s)	Facilities	Served	Major Customers
Broadline:

AFFLINK	Nationwide	Tuscaloosa, AL	500	Independent paper distributors

PFG — AFI Foodservice	New Jersey and New York City metropolitan area	Elizabeth, NJ	4,000	Restaurants, healthcare facilities and schools

PFG — Batesville	Mississippi	Batesville, MS	1,300	Restaurants, healthcare facilities and schools

PFG — Caro Foods	South	Houma, LA	1,300	Church’s, Copeland’s, Popeye’s and other restaurants, healthcare facilities and schools

PFG — Carroll County Foods	Baltimore, MD and Washington, DC area	New Windsor, MD	2,100	Restaurants, healthcare facilities and schools

PFG — Empire Seafood	Florida	Miami, FL	1,500	Cruise lines and restaurants

PFG — Florida	Florida	Tampa, FL	1,500	Restaurants, healthcare facilities and schools

PFG — Hale	Kentucky, Tennessee and Virginia	Morristown, TN	1,500	Restaurants, healthcare facilities and schools

			Approx.
			Number of
			Customer
			Locations
		Location of	Currently
Name of Subsidiary/Division	Principal Region(s)	Facilities	Served	Major Customers
PFG — Lester	South	Lebanon, TN	2,400	Restaurants, healthcare facilities and schools

PFG — Little Rock	Arkansas, Missouri, Oklahoma, Tennessee and Texas	Little Rock, AR	5,800	Subway and other restaurants, healthcare facilities and schools

PFG — Magee	Louisiana and Mississippi	Magee, MS	2,000	Subway and other restaurants, healthcare facilities and schools

PFG — Middendorf	St. Louis, Missouri and surrounding areas	St. Louis, MO	1,800	Restaurants, clubs, hotels and other foodservice facilities

PFG — Milton’s	South and Southeast	Atlanta, GA	5,800	Subway, Zaxby’s and other restaurants, healthcare facilities and schools

PFG — NorthCenter	Maine, Massachusetts and New Hampshire	Augusta, ME	4,300	Restaurants, healthcare facilities and schools

PFG — Powell	Alabama, Florida and Georgia	Cairo, GA	800	Restaurants, healthcare facilities and schools

Progressive Group Alliance	Nationwide	Boise, ID Richmond, VA	350	Independent foodservice distributors and vendors

PFG — Springfield	New England and portions of New York State	Springfield, MA	3,200	Restaurants, healthcare facilities and schools

PFG — Temple	South and Southwest	Temple, TX	4,100	Church’s, Popeye’s, Subway and other restaurants, healthcare facilities and schools

PFG — Thoms-Proestler Company	Chicago metropolitan area and other portions of Illinois, Indiana, Iowa and Wisconsin	Rock Island, IL	4,100	Restaurants, healthcare facilities and schools

PFG — Victoria	South and Southwest	Victoria, TX	2,300	Subway and other restaurants, healthcare facilities and schools

PFG — Virginia Foodservice	Virginia	Richmond, VA	1,900	Texas Steakhouse and other restaurants and healthcare facilities

Customized	Nationwide	Shafter, CA Elkton, MD Rock Hill, SC Gainesville, FL Kendallville, IN Lebanon, TN McKinney, TX Westampton, NJ	4,000	Cracker Barrel, Logan’s, Outback Steakhouse, Ruby Tuesday, T.G.I. Friday’s, O’Charley’s, and other casual-dining restaurants
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
Employees
As of December 29, 2007, we had approximately 7,200 full-time employees, including approximately 3,000 in management, administration and marketing and sales, with the remainder in operations. As of December 29, 2007, union and collective bargaining units represented about 470 of our employees. We have entered into seven collective bargaining and similar agreements with respect to our unionized employees. Our agreements with our union employees expire at various times from March 2008 to July 2012.
Executive Officers
The following table sets forth certain information concerning our executive officers:

Name	Age	Position
Robert C. Sledd	55	Chairman of the Board
Steven L. Spinner	48	President and Chief Executive Officer
John D. Austin	46	Senior Vice President and Chief Financial Officer
Thomas Hoffman	68	Senior Vice President, President and Chief Executive Officer — Customized Division
Joseph J. Paterak, Jr.	56	Senior Vice President, Broadline Operations
Charlotte L. Perkins	49	Senior Vice President, Chief Human Resources Officer
Joseph J. Traficanti	56	Senior Vice President, General Counsel, Chief Compliance Officer, Corporate Secretary
J. Keith Middleton	41	Senior Vice President and Controller
Robert C. Sledd has served as Chairman of the Board of Directors since February 1995 and has served as a director of Performance Food Group since 1987. From March 2004 through September 2006, Mr. Sledd served as Chief Executive Officer of Performance Food Group. Mr. Sledd also served as Chief Executive Officer of Performance Food Group from 1987 to August 2001 and as President from 1987 to February 1995 and March 2004 through May 2005. Mr. Sledd served as a director of Taylor & Sledd Industries, Inc., a predecessor of Performance Food Group, from 1974 to 1987 and served as President and Chief Executive Officer of that company from 1984 to 1987. Mr. Sledd also serves as a director of SCP Pool Corporation, a supplier of swimming pool supplies and related products, and Owens & Minor, a distributor of medical and surgical supplies and a healthcare supply chain management company.
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
Joseph J. Paterak, Jr. has served as Senior Vice President, Broadline Operations since July 2005. Prior to that, Mr. Paterak served as Senior Vice President of Operations for Performance Food Group from August 2003 to July 2005 and as Broadline Division Regional President from January 1999 to August 2003. He also served as Vice President of Performance Food Group from October 1998 to January 1999. From 1993 to September 1998, Mr. Paterak served as Market President of Alliant Foodservice, Inc. in the Charlotte, NC and Pittsburgh, PA markets, and he held executive positions with both HF Behrhorst & Sons, Inc. and Kraft Foodservice from 1982 through 1993.
Charlotte L. Perkins has served as Senior Vice President, Chief Human Resources Officer since July 2005 and as Vice President of Risk Management since October 2004. From 2000 through October 2004, Ms. Perkins was the Senior Vice President, Human Resources and Risk Management for C&S Wholesale Grocers, Inc. Prior to that, Ms. Perkins held senior management positions with Richfood Holdings, Inc. and Jerrico, Inc.
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
Available Information
Our Internet website address is: www.pfgc.com. Please note that our website address is provided as an inactive textual reference only. We make available free of charge through our website our Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such documents are electronically filed with the Securities and Exchange Commission. In addition, our earnings conference calls and presentations to securities analysts are web cast live via our website. Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Form 10-K.

Item 1A. Risk Factors.
Foodservice distribution is a low-margin business and may be sensitive to economic conditions. We operate in the foodservice distribution industry, which is characterized by a high volume of sales with relatively low profit margins. Certain of our sales are at prices that are based on product cost plus a percentage markup. As a result, our results of operations may be negatively impacted when the price of food goes down, even though our percentage markup may remain constant. Certain of our sales are on a fixed fee-per-case basis. Therefore, in an inflationary environment, our gross profit margins may be negatively affected even though our gross revenues are positively impacted. In addition, our results of operations may be negatively impacted by product cost increases that we may not be able to pass on to our customers. The foodservice industry may also be sensitive to national and regional economic conditions, and the demand for our foodservice products has been adversely affected from time to time by economic downturns. In addition, our operating results are particularly sensitive to, and may be materially adversely impacted by, difficulties with the collectibility of accounts receivable, inventory control, price pressures, severe weather conditions and increases in wages or other labor costs, energy costs and fuel or other transportation-related costs. One or more of these events could adversely affect our future operating results. In addition, although we have sought to limit the impact of rising fuel prices on our costs by locking in the cost at which we purchase some of our fuel and imposing fuel surcharges on customers, increases in fuel prices may adversely affect our results of operations. Increased fuel costs also can have a negative impact on our results of operations as these rising costs can negatively impact consumer confidence and discretionary spending and thus reduce the frequency and amount spent by consumers for food-away-from-home.
We rely on major customers. We derive a substantial portion of our net sales from customers within the restaurant industry, particularly certain chain customers. Net sales to OSI accounted for approximately 13% of our consolidated net sales for each of 2007, 2006 and 2005. Net sales to CRBL accounted for 8% of our consolidated net sales in 2007 and 11% in 2006 and 2005. The 2006 and 2005 periods included sales to Logan’s before it was divested by CRBL in December 2006. Sales to these customers by our Customized segment generally have lower operating margins than sales to customers in other areas of our business. We have agreements with certain of our customers to purchase specified amounts of goods from us and the prices paid by them may depend on the actual level of their purchases. Some of these agreements may be terminated by the customer with an agreed-upon notice to us, which is typically less than 180 days; however, certain of these agreements may not be terminated by either party except for a material breach by the other party. We cannot always guarantee the level of future purchases by our customers. A material decrease in sales to any of our major customers or the loss of any of our major customers could have a material adverse impact on our operating results. In addition, to the extent we add new customers, whether following the loss of existing customers or otherwise, we may incur substantial start-up expenses in initiating services to new customers.
Failure to complete our proposed merger with a wholly-owned subsidiary of VISTAR Corporation could negatively affect us. On January 18, 2008, we entered into an agreement and plan of merger by and among us, VISTAR Corporation and Panda Acquisition, Inc., a wholly-owned subsidiary of VISTAR. VISTAR is a food distributor specializing in the areas of Italian, pizza, vending, office coffee, concessions, fundraising and theater markets, controlled by private investment funds affiliated with The Blackstone Group with a minority interest held by a private investment fund affiliated with Wellspring Capital Management LLC. There is no assurance that our shareholders will approve the merger agreement, and there is no assurance that the other conditions to the completion of the merger will be satisfied. In connection with the merger, we will be subject to several risks, including the following:
•	the current market price of our common stock may reflect a market assumption that the merger will occur, and a failure to complete the merger could result in a decline in the market price of our common stock;

•	the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement, including a termination that under certain circumstances would require us to pay a $40.0 million or $20.0 million termination fee to VISTAR;

•	the outcome of any legal proceedings that have been or may be instituted against us and others relating to the merger agreement;

•	the failure of the merger to close for any reason, including the inability to complete the merger due to the failure to obtain shareholder approval or the failure to satisfy other conditions to consummation of the merger, or the failure of VISTAR to obtain the necessary debt financing arrangements set forth in commitment letters received by us in connection with the merger, and the risk that any failure of the merger to close may adversely affect our business and the price of our common stock;

•	the potential adverse effect on our business, properties and operations of any affirmative or negative covenants we agreed to in the merger agreement;

•	risks that the proposed transaction diverts management’s attention and disrupts current plans and operations, and potential difficulties in employee retention as a result of the merger;

•	the effect of the announcement of the merger and actions taken in anticipation of the merger on our business relationships, operating results and business generally; and

•	the amount of the costs, fees, expenses and charges related to the merger.
Our success depends to a significant extent on discretionary consumer spending. A variety of factors could affect discretionary consumer spending, including national, regional and local economic conditions, weather, inflation, consumer confidence, the effect of disruption in, or a tightening of, the credit markets generally and increasing energy costs. Adverse changes in any of these factors could reduce consumers’ discretionary spending which could negatively impact consumers’ purchases of food-away-from-home and the businesses of our customers by, among other things, reducing the frequency with which our customers’ customers choose to dine out or the amount they spend on meals while dining out. Adverse changes to consumer preferences or consumer discretionary spending, each of which could be affected by many different factors which are out of our control, could harm our business prospects, financial condition, operating results and cash flows. Our continued success will depend in part on our ability to anticipate, identify and respond to changing economic and other conditions.
We have experienced losses due to the uncollectibility of accounts receivable in the past and could experience increases in such losses in the future if our customers are unable to timely pay their debts to us. Certain of our customers have from time to time experienced bankruptcy, insolvency and/or an inability to pay their debts to us as they come due. If our customers suffer significant financial difficulty, they may be unable to pay their debts to us timely or, at all, which could have a material adverse impact on our results of operations. It is possible that customers may reject their contractual obligations to us under bankruptcy laws or otherwise. Significant customer bankruptcies could further adversely impact our revenues and increase our operating expenses by requiring larger provisions for bad debt. In addition, even when our contracts with these customers are not rejected, if customers are unable to meet their obligations on a timely basis, it could adversely impact our ability to collect receivables. Further, we may have to negotiate significant discounts and/or extended financing terms with these customers in such a situation, each of which could have an adverse effect on our business, financial condition, results of operations and cash flows.
We may not be able to close our Magee, Mississippi distribution facility within the time and cost estimates that we have internally established and we may not be able to retain those customers of the facility that we desire to retain. We recently announced that we are closing our Magee, Mississippi distribution facility and consolidating certain of its operations with other of our Broadline facilities. While we have internally prepared estimates of the costs of closing this facility, including the costs associated with severance pay and stay bonuses, real estate lease payments and consolidation of the two facilities, the costs we incur may exceed our estimated costs. We also expect to retain some of our customers and begin servicing them from other facilities of ours. If we are not able to retain these customers or if the costs we actually incur exceed our estimated costs, our results of operations may be negatively affected.
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
Our debt agreements and certain of our operating agreements contain restrictive covenants, and our debt and lease obligations require, or may require, substantial future payments. At December 29, 2007, we had $9.6 million of outstanding indebtedness, including a capital lease obligation of $9.0 million, which will require approximately $27.5 million in future lease payments, including interest. In addition, at December 29, 2007, we were a party to operating leases requiring $245.7 million in future minimum lease payments. Accordingly, the total amount of our obligations with respect to indebtedness and leases is substantial. In addition, we could currently borrow up to $400 million under our Senior Revolving Credit Facility (Credit Facility), as needed, in connection with funding our future business needs, including capital expenditures and acquisitions.
Our debt instruments and certain of our operating agreements contain financial covenants and other restrictions that limit our operating flexibility, limit our flexibility in planning for and reacting to changes in our business and make us more vulnerable to economic downturns and competitive pressures. Our indebtedness and lease obligations could have significant negative consequences, including:
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
The market price for our common stock may be volatile. In recent periods, there has been significant volatility in the market price of our common stock. In addition, the market price of our common stock could fluctuate substantially in the future in response to a number of factors, including the following:
•	our quarterly operating results or the operating results of other distributors of food and non-food products and of restaurants and other of our customers;

•	changes in general conditions in the economy, the financial markets or the food distribution or foodservice industries;

•	changes in financial estimates or recommendations by stock market analysts regarding us or our competitors;

•	announcements by us or our competitors of significant acquisitions;

•	increases in labor, energy, fuel costs or the costs of food products; and

•	natural disasters, severe weather conditions or other developments affecting us or our competitors.
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

	Approx. Area		Owned/Leased
Location	In Square Feet	Operating Segment	(Expiration Date if Leased)
AFFLINK
Tuscaloosa, AL	45,000	Broadline	Leased (2016)

PFG – AFI Foodservice
Elizabeth, NJ	267,000	Broadline	Leased (2033)(1)

PFG – Batesville
Batesville, MS	183,000	Broadline	Owned

PFG – Caro Foods
Houma, LA	129,000	Broadline	Owned

PFG – Carroll County Foods
New Windsor, MD	98,000	Broadline	Owned

	Approx. Area		Owned/Leased
Location	In Square Feet	Operating Segment	(Expiration Date if Leased)
PFG – Customized
Shafter, CA	140,000	Customized	Owned
Elkton, MD	316,000	Customized	Owned
Rock Hill, SC	170,000	Customized	Owned
Gainesville, FL	256,000	Customized	Owned
Kendallville, IN	225,000	Customized	Owned
Lebanon, TN	323,000	Customized	Owned
McKinney, TX	194,000	Customized	Owned
Westampton, NJ	122,000	Customized	Leased (2012)

PFG – Empire Seafood
Miami, FL	154,000	Broadline	Leased (2030)(1)

PFG – Florida
Tampa, FL	145,000	Broadline	Owned

PFG – Hale
Morristown, TN	100,000	Broadline	Leased (2025)

PFG – Lester
Lebanon, TN	160,000	Broadline	Leased (2025)

PFG – Little Rock
Little Rock, AR	269,000	Broadline	Leased (2026)

PFG – Magee
Magee, MS	182,000	Broadline	Leased (2024)(2)

PFG – Middendorf
St. Louis, MO	96,000	Broadline	Owned

PFG – Milton’s
Atlanta, GA	260,000	Broadline	Owned

PFG – NorthCenter
Augusta, ME	167,000	Broadline	Owned

PFG – Powell
Thomasville, GA	75,000	Broadline	Owned(3)
Cairo, GA	113,000	Broadline	Owned

Progressive Group Alliance
Boise, ID	8,000	Broadline	Leased (2009)
Richmond, VA	33,000	Broadline	Leased (2024)

PFG – Richmond
Richmond, VA	91,000	Corporate	Leased (2025)

PFG – Springfield
Springfield, MA	127,000	Broadline	Owned(3)
Springfield, MA	224,000	Broadline	Owned

PFG – Temple
Temple, TX	290,000	Broadline	Leased (2025)

PFG – Thoms-Proestler Company
Rock Island, IL	256,000	Broadline	Leased (2026)

PFG – Victoria
Victoria, TX	250,000	Broadline	Owned

PFG – Virginia Foodservice
Richmond, VA	246,000	Broadline	Leased (2024)

(1)	Includes all renewal options that we believe will be exercised.

(2)	In January 2008, we announced the planned closing of the PFG-Magee facility. See Note 20 to our consolidated financial statements for additional information.

(3)	Facilities are currently held for sale.

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
On January 18, 2008, January 22, 2008 and January 24, 2008, respectively, three of our shareholders filed three separate class action lawsuits against us and our individual directors in the Chancery Court for the State of Tennessee, 20th Judicial District at Nashville styled as Crescente v. Performance Food Group Company, et al., Case No. 08-140-IV; Neel v. Performance Food Group Company, et al., Case No. 08-151-II; and Friends of Ariel Center for Policy Research v. Sledd, et al. Case No. 08-224-II. The allegations in all three suits arise from our January 18, 2008, public announcement of entering into a certain merger agreement by and among VISTAR Corporation, Panda Acquisition, Inc. and us. VISTAR Corporation is a foodservice distributor controlled by affiliates of The Blackstone Group with a minority interest held by an affiliate of Wellspring Capital Management LLC. Two of the lawsuits also include The Blackstone Group and Wellspring Capital Management as named defendants, and one includes VISTAR Corporation as a named defendant. All three lawsuits were filed in the Chancery Court for the State of Tennessee, specifically in the 20th Judicial District at Nashville.
Each complaint asserts claims for breach of fiduciary duties against our directors, alleging, among other things, that the consideration to be paid to our shareholders pursuant to the merger agreement is unfair and inadequate, and not the result of a full and adequate sale process, and that our directors engaged in “self-dealing”. Two of the complaints also allege aiding and abetting or undue control claims against The Blackstone Group, Wellspring Capital Management LLC and VISTAR. The complaints each seek, among other relief, class certification, an injunction preventing completion of the merger and attorney’s fees and expenses.
By order entered January 28, 2008, the Neel case was transferred to Chancery Court Part IV where the Crescente case is pending. An agreed order was entered by the Court on February 14, 2008, consolidating the Crescente and Neel cases and appointing counsel for those plaintiffs as co-lead counsel for the renamed consolidated matter, In re: Performance Food Group Co. Shareholders Litigation, Case No. 08-140-IV. On February 22, 2008, a motion to reconsider the consolidation order was filed by Friends of Ariel Center for Policy Research. That motion is scheduled to be heard on March 7, 2008. Discovery requests have been served by the plaintiffs on the defendants and various third parties.
We intend to vigorously defend ourselves and our directors against these suits. Management currently believes these lawsuits will not have a materially adverse effect on our financial condition or on our results of operations.
From time to time, we are involved in various legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not have a material adverse effect on our financial condition or results of operations.
Item 4. Submission of Matters to a Vote of Shareholders.
No matters were submitted to a vote of shareholders during the quarter ended December 29, 2007.

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

	2007
	High	Low

First Quarter	$30.96	$27.35
Second Quarter	35.88	30.88
Third Quarter	33.49	27.29
Fourth Quarter	30.62	24.64

For the Year	$35.88	$24.64

	2006
	High	Low

First Quarter	$32.49	$25.45
Second Quarter	33.45	29.24
Third Quarter	30.96	23.30
Fourth Quarter	29.75	26.26

For the Year	$33.45	$23.30

As of February 20, 2008, we had approximately 13,300 shareholders of record, including shareholders in our employee stock ownership plans (see Notes 15 and 16 to our consolidated financial statements included elsewhere in this Form 10-K), and approximately 11,500 additional shareholders based on an estimate of individual participants represented by security position listings. We have not declared any cash dividends and the present policy of our Board of Directors is to retain all earnings to support operations and to finance our growth. We are also prohibited from paying dividends under the terms of our merger agreement with VISTAR Corporation, as described in more detail below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Subsequent Events”.
We did not repurchase any shares of our common stock during the quarter ended December 29, 2007.

Item 6. Selected Consolidated Financial Data. (1)

(Dollar and share amounts in thousands, except per
share amounts)	2007	2006	2005	2004(2)	2003(2)(7)

STATEMENT OF EARNINGS DATA:
Net sales	$6,304,892	$5,826,732	$5,721,372	$5,173,078	$4,602,792
Cost of goods sold	5,480,346	5,052,097	4,973,966	4,496,117	3,982,182

Gross profit	824,546	774,635	747,406	676,961	620,610
Operating expenses	737,378	699,525	676,928	613,281	548,285

Operating profit	87,168	75,110	70,478	63,680	72,325

Other income (expense):
Interest income	3,307	2,164	4,651	340	280
Interest expense	(2,148)	(1,732)	(3,246)	(8,274)	(9,845)
Loss on sale of receivables	(7,735)	(7,351)	(5,156)	(2,421)	(1,765)
Loss on redemption of convertible notes	—	—	—	(10,127)	—
Other, net	1,009	351	365	141	14

Other expense, net	(5,567)	(6,568)	(3,386)	(20,341)	(11,316)

Earnings from continuing operations before income taxes	81,601	68,542	67,092	43,339	61,009
Income tax expense from continuing operations	30,474	25,642	25,328	16,781	23,206

Earnings from continuing operations, net of tax	51,127	42,900	41,764	26,558	37,803

Earnings from discontinued operations, net of tax	—	—	18,499	26,000	36,388
(Loss) gain on sale of fresh-cut segment, net of tax	(271)	(114)	186,875	—	—

Total (loss) earnings from discontinued operations	(271)	(114)	205,374	26,000	36,388

Net earnings	$50,856	$42,786	$247,138	$52,558	$74,191

PER SHARE DATA:
Weighted average common shares outstanding:
Basic	34,745	34,348	43,233	46,398	45,583
Diluted	35,156	34,769	43,795	47,181	53,002
Basic net earnings per common share:
Continuing operations	$1.46	$1.25	$0.97	$0.57	$0.83
Discontinued operations	—	—	4.75	0.56	0.80

Net earnings	$1.46	$1.25	$5.72	$1.13	$1.63

Diluted net earnings per common share:
Continuing operations	$1.45	$1.23	$0.95	$0.56	$0.80
Discontinued operations	—	—	4.69	0.55	0.74

Net earnings	$1.45	$1.23	$5.64	$1.11	$1.54

Book value per share (3)	$24.24	$22.78	$21.82	$18.69	$17.53
Closing price per share	$27.10	$27.64	$28.37	$26.91	$35.75

BALANCE SHEET AND OTHER DATA:
Working capital	$188,008	$140,745	$143,194	$84,824	$112,951
Property, plant and equipment, net (8)	324,653	291,947	255,816	201,248	182,842
Depreciation and amortization	29,688	28,869	26,380	24,996	23,706
Capital expenditures	74,931	53,688	77,576	40,635	56,973
Total assets	1,452,040	1,359,775	1,312,290	1,827,765	1,736,468
Current debt (including current installments of long-term debt)	64	583	573	661	875
Long-term debt	9,529	11,664	3,250	263,859	338,919
Shareholders’ equity	860,694	794,809	776,517	874,313	803,815
Total capital	870,287	807,056	780,340	1,138,833	1,143,609
Debt-to-capital ratio (4)	1.1%	1.5%	0.5%	23.2%	29.7%
Return on equity (5)	6.2%	5.6%	4.7%	3.2%	5.0%
Price/earnings ratio (6)	18.7	22.5	29.9	24.2	23.2

(1)	Selected consolidated financial data includes the effect of acquisitions from the date of each acquisition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Combinations” and the notes to our consolidated financial statements included elsewhere in this Form 10-K and in our Form 10-K for the 2004 and 2003 fiscal years for additional information about these acquisitions.

(2)	2004 and 2003 amounts have been restated to reclassify discontinued operations to conform with 2007, 2006 and 2005 presentation.

(3)	Book value per share is calculated by dividing shareholders’ equity by the number of common shares outstanding at the end of the fiscal year.

(4)	The debt-to-capital ratio is calculated by dividing total debt, including capital lease obligation, by the sum of total debt and shareholders’ equity.

(5)	Return on equity is calculated by dividing net earnings of continuing operations by average shareholders’ equity.

(6)	The price/earnings ratio is calculated by dividing the closing market price of our common stock on the last trading day of the fiscal year by diluted net earnings from continuing operations per common share for 2007, 2006 and 2005 and by diluted net earnings per common share (including both continuing operations and discontinued operations) in 2004 and 2003.

(7)	As discussed previously in this Form 10-K, 2003 was a 53-week fiscal year.

(8)	Includes approximately $6.4 million of assets classified as held for sale for one of our Broadline facilities at December 29, 2007.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with “Selected Consolidated Financial Data” and our consolidated financial statements and the related notes included elsewhere in this Form 10-K. The following text contains references to years 2008, 2007, 2006 and 2005, which refer to our fiscal years ending or ended January 3, 2009, December 29, 2007, December 30, 2006, December 31, 2005, respectively, unless otherwise expressly stated or the context otherwise requires. We use a 52/53-week fiscal year ending on the Saturday closest to December 31. Consequently, we periodically have a 53-week fiscal year. None of our 2007, 2006, or 2005 fiscal years had 53 weeks.
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
According to industry research, the restaurant industry captures nearly half of the total share of the consumer’s food dollar. We believe the trends that are fueling the demand for “food-away-from-home” include the aging of the “Baby Boomer” population, rising incomes, more two-income households and consumer demand for convenience. Despite the difficult consumer environment and the extremely high inflation the industry has been experiencing over the last year, we believe dining out remains a part of the American consumer’s lifestyle. While we continue to watch economic and consumer spending indicators closely, we are pleased with our company’s steady progress in real sales growth.
We believe that consumers are seeking healthful and higher quality menu choices. Several national casual dining restaurants, including certain of our customers, have expanded their fresh food menu offerings in an effort to meet the demands of consumers seeking healthful and higher quality menu alternatives. In addition, in an effort to reduce meal preparation time, consumers are seeking prepared or partially prepared food items from retail establishments.
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
Our net sales in 2007 increased 8.2% over 2006, with all of our sales growth coming from existing operations. We estimate that food price inflation contributed approximately 5% to our growth in net sales in 2007. In addition to inflation, sales were impacted by the rollout of previously announced new business in our Customized segment, increased sales to existing customers in both segments and continued growth in our Broadline street sales.
Gross profit margin, which we define as gross profit as a percentage of net sales, decreased to 13.1% in 2007, compared to 13.3% in 2006, primarily due to the impact of inflation in our Broadline segment, partially offset by improvements related to our procurement initiatives in our Broadline segment.
Our operating expense ratio, which we define as operating expenses as a percentage of net sales, decreased to 11.7% in 2007, compared to 12.0% in 2006. While our operating expenses increased primarily due to increased personnel, insurance and stock compensation costs, our operating expense ratio decreased, primarily due to higher sales levels and improved operating efficiencies.

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
Results of Operations
Net sales

	2007		2006		2005
	Net	% of	Net	% of	Net	% of
(In thousands)	Sales	total	Sales	total	Sales	total

Broadline	$3,810,570	60.4%	$3,478,733	59.7%	$3,481,446	60.8%
Customized	2,495,772	39.6%	2,348,738	40.3%	2,240,802	39.2%
Inter-segment*	(1,450)	—	(739)	—	(876)	—

Total net sales	$6,304,892	100.0%	$5,826,732	100.0%	$5,721,372	100.0%

*	Inter-segment sales are sales between the segments, which are eliminated in consolidation.
Consolidated. In 2007, net sales increased $478.2 million, or 8.2%, to $6.3 billion, compared to $5.8 billion in 2006. In 2006, net sales increased $105.4 million, or 1.8%, to $5.8 billion, compared to $5.7 billion in 2005. All of our net sales growth in 2007 and 2006 was from existing operations. We estimate that food price inflation contributed approximately 5% and 1% to net sales growth in 2007 and 2006, respectively. Each segment’s sales are discussed in more detail in the following paragraphs.
Broadline. In 2007, Broadline net sales increased $331.8 million, or 9.5%, to $3.8 billion, compared to $3.5 billion in 2006. In 2006, Broadline net sales decreased $2.7 million, or 0.1%, to $3.5 billion. We estimate that food price inflation of approximately 7% and 3% impacted Broadline net sales in 2007 and 2006, respectively.
In 2007, Broadline net sales increased due to increased street sales as well as the impact of inflation, primarily in the dairy, meat and poultry product categories. We have continued our focus on increasing sales to independent restaurants and generating increased sales to existing customers and markets. Street customers tend to use more of our proprietary brands and value-added services, resulting in higher margin sales. We focus on sales of our proprietary brands, which typically generate higher margins than national brands. Sales of our proprietary brands represented 27% of street sales in 2007, compared to 24% in both 2006 and 2005. In 2006, Broadline net sales declined due to decreased sales to certain of our multi-unit accounts, partially offset by growth in our street sales. During 2005, we exited approximately $35 million of annualized multi-unit sales and began the exit of an additional $115 million in annualized multi-unit sales, the majority of which was a result of our own initiative to rationalize business that did not meet our profit objectives.
Broadline net sales represented 60.4%, 59.7% and 60.8% of our consolidated net sales in 2007, 2006 and 2005, respectively. The increase as a percentage of our consolidated net sales in 2007 compared to 2006 was due to the increase in Broadline sales and the impact of inflation, as noted above. The decrease as a percentage of our net sales in 2006 compared to 2005 was due to the exit of certain multi-unit business, as noted above, and the increase in Customized sales, as described below.
Customized. In 2007, Customized net sales increased $147.0 million, or 6.3%, to $2.5 billion, compared to $2.3 billion in 2006. In 2006, Customized net sales increased $107.9 million, or 4.8%, to $2.3 billion, compared to $2.2 billion in 2005. We estimate that our Customized segment experienced food product inflation of approximately 2% in 2007 and deflation of approximately 2% in 2006.

Growth in sales to existing customers led to the increase in Customized net sales in both 2007 and 2006. The increase in 2007 is also due to the rollout of approximately $200 million in annualized new business, of which approximately $38 million contributed to 2007.
Customized net sales represented 39.6%, 40.3% and 39.2% of our consolidated net sales in 2007, 2006 and 2005, respectively. The decrease as a percentage of our consolidated net sales in 2007 compared to 2006 was due to the increase in Broadline sales, as noted above. The increase as a percentage of our consolidated net sales in 2006 compared to 2005 was due to continued growth with existing customers and a change in mix of Broadline sales, as discussed above.
Cost of goods sold
In 2007, cost of goods sold increased $428.2 million, or 8.5%, to $5.5 billion, compared to $5.1 billion in 2006. In 2006, cost of goods sold increased $78.1 million, or 1.6%, to $5.1 billion, compared to $5.0 billion in 2005. Cost of goods sold as a percentage of net sales, or the cost of goods sold ratio, was 86.9% in 2007, 86.7% in 2006 and 86.9% in 2005.
Broadline. Our Broadline segment’s cost of goods sold ratio increased in 2007 compared to 2006 due to inflation and sales mix changes, partially offset by improvements in our procurement initiatives. While inflation negatively impacted our percentage margin, our gross profit dollars were not as impacted by the significant inflation in the dairy, meat and poultry categories. This is due in large part to the customary pricing of multi-unit and center-of-the-plate product categories, both of which are generally priced on a fee per case or pound basis versus a percentage markup on cost. Our Broadline segment’s cost of goods sold ratio decreased in 2006 compared to 2005 due to a more favorable mix of growth in our higher margin street sales business, improvements made related to our procurement initiatives and increased fuel surcharges.
Customized. Our Customized segment’s cost of goods sold ratio decreased slightly in 2007 compared to 2006 primarily due to a favorable product mix shift, partially offset by inflation. Our Customized segment’s cost of goods sold ratio decreased in 2006 compared to 2005 due to food product deflation and increased fuel surcharges.
Gross profit
In 2007, gross profit increased $49.9 million, or 6.4%, to $824.5 million, compared to $774.6 million in 2006. In 2006, gross profit increased $27.2 million, or 3.6%, to $774.6 million, compared to $747.4 million in 2005. Gross profit margin was 13.1% in 2007, 13.3% in 2006 and 13.1% in 2005. The decline in gross profit margin in 2007 as compared to 2006 was primarily due to inflation; however, as noted above, even though inflation caused our gross profit margin to decline, our gross profit dollars were not impacted as much by inflation as our gross profit margin. Our increase in gross profit margin in 2006 as compared to 2005 is primarily due to a more favorable mix of growth towards higher margin street sales and procurement initiatives.
Operating expenses
Consolidated. In 2007, operating expenses increased $37.9 million, or 5.4%, to $737.4 million, compared to $699.5 million in 2006. In 2006, operating expenses increased $22.6 million, or 3.3%, to $699.5 million, compared to $676.9 million in 2005. The operating expense ratio was 11.7%, 12.0% and 11.8% in 2007, 2006 and 2005, respectively. The decrease in the operating expense ratio in 2007 compared to 2006 and the increase in the operating expense ratio in 2006 compared to 2005 are discussed below.
Broadline. Our Broadline segment’s operating expenses increased in 2007 from 2006 due to increased personnel, insurance, fuel and bad debt costs; however, the operating expense ratio declined due to increased sales and improved operating efficiencies, primarily as a result of increased warehouse and transportation productivity. Our Broadline segment’s operating expense ratio increased in 2006 from 2005 due to the investment in new sales personnel related to our initiative to grow street sales, the costs associated with the planned exit of certain multi-unit business, our continued investment in information technology and increased fuel costs, partially offset by favorable trends in insurance.
Customized. Our Customized segment’s operating expense ratio increased slightly in 2007 compared to 2006 due to increased personnel and fuel costs, primarily as a result of servicing new business added in the fourth quarter of 2007. Our Customized segment’s operating expense ratio increased in 2006 compared to 2005 primarily due to increased fuel costs, partially offset by favorable trends in insurance costs and the lapping of start-up costs in connection with the opening of our Indiana facility.

Corporate. Our Corporate segment’s operating expenses increased in 2007 compared to 2006 primarily as a result of increased stock compensation expense. Our Corporate segment’s operating expenses increased in 2006 compared to 2005 primarily as a result of increased stock compensation expense, partially offset by the lapping of costs incurred in connection with our previously disclosed Audit Committee investigation in 2005.
Operating profit

	2007		2006		2005
	Operating	% of	Operating	% of	Operating	% of
(In thousands)	Profit	Sales	Profit	Sales	Profit	Sales

Broadline	$82,700	2.2%	$71,619	2.1%	$71,723	2.1%
Customized	33,551	1.3%	30,736	1.3%	24,981	1.1%
Corporate and inter-segment	(29,083)	—	(27,245)	—	(26,226)	—

Total operating profit	$87,168	1.4%	$75,110	1.3%	$70,478	1.2%

Consolidated. In 2007, operating profit increased $12.1 million, or 16.1%, to $87.2 million, compared to $75.1 million in 2006. In 2006, operating profit increased $4.6 million, or 6.6%, to $75.1 million, compared to $70.5 million in 2005. Operating profit margin, defined as operating profit as a percentage of net sales, was 1.4% in 2007, 1.3% in 2006 and 1.2% in 2005.
Broadline. Our Broadline segment’s operating profit margin was 2.2% in 2007 and 2.1% in both 2006 and 2005. Operating profit margin in 2007 was positively impacted by procurement initiatives and improved operating efficiencies partially offset by the impact of inflation, primarily in the dairy, meat and poultry categories. Operating profit margin in 2006 was positively impacted by procurement initiatives, improved operating efficiencies and favorable trends in insurance costs, offset by our investment in new street sales personnel and the costs associated with the planned exit of certain multi-unit business.
Customized. Our Customized segment’s operating profit margin was 1.3% in both 2007 and 2006 and 1.1% in 2005. Operating profit margin in 2007 was positively impacted by a favorable shift in product mix, offset by increased personnel and fuel costs. Operating profit margin in 2006 was positively impacted by the ability to leverage our new capacity to more efficiently serve our existing customer base and favorable trends in insurance costs.
Other expense, net
Other expense, net, was $5.6 million in 2007, compared to $6.6 million in 2006 and $3.4 million in 2005. Included in other expense, net, was interest income of $3.3 million, $2.2 million and $4.7 million in 2007, 2006 and 2005, respectively, and interest expense of $2.1 million, $1.7 million and $3.2 million in 2007, 2006 and 2005, respectively. Interest expense was higher in 2007 compared to 2006 due to increased expense associated with a capital lease. Interest expense was lower in 2006 compared to 2005 due to reduced borrowings under our revolving credit facility that were paid with a portion of the proceeds from the sale of our former fresh-cut segment, partially offset by increased interest rates. Interest income was higher in 2007 compared to 2006 due to an increase in our cash balance available for investment. Interest income was lower in 2006 compared to 2005 due to a decline in outstanding investments as the balance of the proceeds from the sale of the companies comprising our former fresh-cut segment were used to repurchase our common stock during the third and fourth quarters of 2005 and the first quarter of 2006.
Other expense, net, also included a loss on the sale of the undivided interest in receivables of $7.7 million, $7.4 million and $5.2 million in 2007, 2006 and 2005, respectively. These losses are related to our receivables purchase facility, referred to as the Receivables Facility, and represent the discount from carrying value that we incur from our sale of receivables to the financial institution. The Receivables Facility is discussed below in “Liquidity and Capital Resources.” The increase in the loss on sale of receivables in 2007 compared to 2006 and in 2006 compared to 2005 was due to increased average interest rates.
Income tax expense
Income tax expense from continuing operations was $30.5 million in 2007, compared to $25.6 million in 2006 and $25.3 million in 2005. As a percentage of earnings before income taxes, the provision for income taxes was 37.3%, 37.4% and 37.8% in 2007, 2006 and 2005, respectively. The decrease in the effective tax rate in the 2007 period compared to the 2006 period was primarily due to the recognition of previously unrecognized tax benefits as the statutes of limitations on certain contingencies expired in the 2007 period, partially offset by an increase in our state tax rate. The decline in our effective tax rate in 2006 from 2005 was primarily due to the increase in federal tax credits associated with the Gulf Opportunity Zone, Federal Communications Excise Tax and Worker Opportunity Tax Credit Programs.
Earnings from continuing operations
In 2007, earnings from continuing operations increased $8.2 million, or 19.2%, to $51.1 million, compared to $42.9 million in 2006. In 2006, earnings from continuing operations increased $1.1 million, or 2.7%, to $42.9 million, compared to $41.8 million in 2005. Earnings from continuing operations as a percentage of net sales was 0.8% in 2007 and 0.7% in both 2006 and 2005.
Diluted net earnings per share
Diluted net earnings per common share from continuing operations, or diluted EPS, is computed by dividing earnings from continuing operations, net of tax, available to common shareholders by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. In 2007, diluted EPS increased 17.9% to $1.45, compared to $1.23 in 2006. In 2006, diluted EPS increased 29.5% to $1.23, compared to $0.95 in 2005.
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
At December 29, 2007, cash and cash equivalents totaled $87.7 million, an increase of $12.6 million from December 30, 2006. The increase in cash was due to cash provided by operating activities of $56.9 million and cash provided by financing activities of $13.9 million, partially offset by cash used in investing activities of $57.9 million and cash used in discontinued operations of $0.3 million. At December 30, 2006, cash and cash equivalents totaled $75.1 million, a decrease of $24.4 million from December 31, 2005. The decrease in cash was due to cash used in investing activities of $53.2 million and cash used in financing activities of $43.4 million, partially offset by cash provided by operating activities of $65.7 million and cash provided by discontinued operations of $6.6 million. Cash provided by discontinued operations included cash provided by operating activities of $6.7 million, partially offset by cash used in investing activities of $0.1 million. Cash provided by operating activities of discontinued operations was primarily due to the decrease in accounts receivable from discontinued operations.
Operating activities of continuing operations
During 2007, we generated cash from operating activities of $56.9 million, compared to $65.7 million in 2006 and $76.2 million in 2005. Accounts receivable increased $29.6 million in 2007, compared to an increase of $35.6 million in 2006. The increase in accounts receivable in 2007 compared to 2006 was primarily due to higher average daily sales in December 2007 compared to December 2006. The increase in accounts receivable in 2006 compared to 2005 was due primarily to higher average daily sales in December 2006 compared to December 2005. Inventories increased by $20.8 million in 2007, compared to an increase of $5.8 million in 2006. Inventories increased in 2007 compared to 2006 due to increased sales volume and the roll out of new business in our Customized segment. Inventories increased in 2006 compared to 2005 due to increased sales volume and incremental inventory for new and existing multi-unit customers. Trade accounts payable increased by $3.5 million in 2007, compared to an increase of $10.8 million in 2006. The increases in 2007 and 2006 were due mainly to higher inventory levels and the timing of payments made. Accrued expenses increased by $9.6 million in 2007, compared to an increase of $10.6 million in 2006. The increase in accrued expenses in 2007 compared to 2006 was due to increased accrued rebates and personnel related accruals. The increase in 2006 compared to 2005 in accrued expenses was mainly due to an increase in deferred revenue due to the timing of marketing programs. See “Application of Critical Accounting Policies” below for further discussion of these estimates.
Investing activities of continuing operations
During 2007, we used $57.9 million for investing activities, compared to $53.2 million in 2006 and $81.4 million in 2005. Investing activities include the acquisition of businesses and additions to and disposals of property, plant and equipment. Capital expenditures totaled $74.9 million in 2007, $53.7 million in 2006 and $77.6 million in 2005. In 2007, capital expenditures totaled $61.2 million in our Broadline segment, $13.6 million in our Customized segment and $0.1 million in our Corporate segment. Capital expenditures in our Broadline segment included replacement facilities for two of our locations and our continued investment in information technology, described below. During 2007, we completed a substitution of collateral and sale-leaseback transaction involving one of our Broadline operating facilities and one of our former fresh-cut segment operating facilities, resulting in proceeds of approximately $15.9 million. We expect our 2008 capital expenditures to range between $30 and $40 million, inclusive of approximately $10 million related to our SAP implementation described below.
We continue to invest in information technology. As part of this initiative, in 2007 we began implementing certain applications of an SAP software package, which we expect to be completed in 2008. We have specifically chosen the SAP financial and rebate income tracking applications, which will enable us to continue our initiative to centralize certain of our transactional accounting processes and will improve the overall efficiency of our financial reporting process. These applications will also help support our category management initiatives. We made capital expenditures of approximately $12.8 million related to this SAP implementation during 2007.
In 2006, capital expenditures totaled $48.2 million in our Broadline segment, $5.2 million in our Customized segment and $0.3 million in our Corporate segment. Capital expenditures in our Broadline segment included expansions of several existing warehouses.
Financing activities of continuing operations
During 2007, we generated $13.9 million from financing activities, compared to cash used of $43.4 million in 2006 and $564.2 million in 2005. Checks in excess of deposits increased by $8.6 million in 2007 and decreased by $12.3 million in 2006 and $3.6 million in 2005. Checks in excess of deposits represent checks that we have written that are not yet cashed by the payee and in total exceed the current available cash balance at the respective bank. The increase in checks in excess of deposits is due to higher inventory levels and timing of payments due to our efforts to improve cash management. At December 29, 2007, total debt recorded on our consolidated balance sheet was $9.6 million, which includes a capital lease obligation of $9.0 million. In January 2007, we paid off the remaining $2.6 million principal balance outstanding on our Middendorf Meat tax-exempt private activity revenue bonds.
On October 7, 2005, we entered into a Second Amended and Restated Credit Agreement (Credit Agreement) that provides us with up to $400 million in borrowing capacity, with a $100 million sublimit for letters of credit, under our Credit Facility that expires on October 7, 2010. We have the right, without the consent of the lenders, to increase the total amount of the facility to $600 million. Borrowings under the Credit Agreement bear interest, at our option, at the Base Rate, defined as the greater of the Administrative Agent’s prime rate or the overnight federal funds rate plus 0.50%, or LIBOR plus a spread of 0.50% to 1.25%. The Credit Agreement also provides for a fee ranging between 0.125% and 0.225% of unused commitments. The Credit Agreement requires the maintenance of certain financial ratios, as described in the Credit Agreement, and contains customary events of default. At December 29, 2007, we had no borrowings outstanding, $48.4 million of letters of credit outstanding and $351.6 million available under the Credit Facility, subject to compliance with customary borrowing conditions.
Our associates who exercised stock options and purchased our stock under the Employee Stock Purchase Plan (the “Stock Purchase Plan”) provided $7.1 million of proceeds in 2007, compared to $8.2 million in 2006 and $12.7 million in 2005. See Note 16 to our consolidated financial statements for details of our equity incentive plans and Employee Stock Purchase Plan. On January 18, 2008, we suspended the offering period under our Stock Purchase Plan in connection with our proposed merger with a wholly owned subsidiary of VISTAR. No new shares will be issued under this plan if the merger is consummated.
In 2006, utilizing a portion of the net proceeds received from the sale of our former fresh-cut segment, we paid $39.6 million of cash, including transaction costs, to repurchase approximately 1.5 million shares of our outstanding common stock. See Note 14 to our consolidated financial statements for details of our share repurchase and retirement.
We believe that our cash flows from operations, borrowings under our Credit Facility and the sale of undivided interests in receivables under our Receivables Facility, discussed below, will be sufficient to fund our operations and capital expenditures for the foreseeable future. However, we will likely require additional sources of financing to the extent that we make acquisitions in the future.
The table below presents contractual cash obligations under long-term debt, capital leases, operating leases and purchase obligations as of December 29, 2007. Long-term debt on our consolidated balance sheet includes both debt and a capital lease obligation. Lease payments include payments due under our existing operating and capital leases. In the table below, “Purchase obligations” refers to specific agreements to purchase goods, which are enforceable and legally binding. Purchase obligations do not include outstanding purchase orders for inventory in the normal course of business and do not include non-cancelable service contracts. The table does not include liabilities for deferred income taxes or the Receivables Facility. We have also excluded certain uncertain tax liabilities as defined in the Financial Accounting Standards Board’s Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), due to the uncertainty of the amount and timing of payment. As of December 29, 2007, we had gross uncertain tax liabilities of $4.5 million. This table should be read in conjunction with Notes 10, 12, 13 and 18 to our consolidated financial statements.

(In thousands)	Payments Due By Period
		1 Year	Years 2	Years 4	More Than
Contractual Obligations	Total	and Less	and 3	and 5	5 Years

Long-term debt obligations, (excluding interest)	$593	$64	$141	$153	$235
Operating and capital lease obligations	273,241	38,141	59,322	39,352	136,426
Purchase obligations	27,096	27,096	—	—	—

Total	$300,930	$65,301	$59,463	$39,505	$136,661

Our Broadline segment had outstanding purchase orders for capital projects totaling $18.1 million at December 29, 2007. Our Customized segment had outstanding purchase orders for capital projects totaling $0.6 million at December 29, 2007. These contracts and purchase orders expire at various times throughout 2008. Also, at December 29, 2007, our Broadline segment had contracts to purchase products totaling $8.3 million, which expire throughout 2008. These purchase commitments are included in “Purchase obligations” in the above table. Amounts due under these contracts were not included on our consolidated balance sheet at December 29, 2007, in accordance with United States generally accepted account principles. We expect to use future cash flows from operations to fund these obligations.
We have entered into numerous operating leases, including leases of buildings, equipment, tractors and trailers. In certain of these leases, we have provided residual value guarantees to the lessors. Circumstances that would require us to perform under the guarantees include either (1) our default on the leases with the leased assets being sold for less than the specified residual values in the lease agreements, or (2) our decision not to purchase the assets at the end of the lease terms combined with the sale of the assets, with sales proceeds less than the residual value of the leased assets specified in the lease agreements. Our residual value guarantees under these operating lease agreements typically range between 4% and 20% of the value of the leased assets at inception of the lease. These leases have original terms ranging from two to eight years and expiration dates ranging from 2008 to 2015. At December 29, 2007, the undiscounted maximum amount of potential future payments under these guarantees totaled $7.3 million, which would be mitigated by the fair value of the leased assets at lease expiration. Our assessment as to whether it is probable that we will be required to make payments under the terms of the guarantees is based upon our actual and expected loss experience. Consistent with the requirements of Financial Accounting Standard Board Interpretation No. 45, we have recorded $80,000 of the $7.3 million of potential future payments under these guarantees on our consolidated balance sheet as of December 29, 2007. Additionally, we do not consider payments under these guarantees, if any, reasonably likely to have a material impact on our future consolidated financial condition, results of operations or cash flows. Notes 12 and 18 to our consolidated financial statements provide further discussion of these guarantees and the related accounting and disclosure requirements.
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
The total share-based compensation cost recognized in operating expenses in our consolidated statements of earnings was $6.6 million, $4.9 million and $1.0 million in 2007, 2006 and 2005, respectively, which represents the expense associated with our stock options, stock appreciation rights, restricted stock and shares purchased under the Stock Purchase Plan. The income tax benefit recognized in excess of the tax benefit related to the compensation cost incurred was $1.7 million, $2.0 million and $3.1 million in 2007, 2006 and 2005, respectively.
At December 29, 2007, there was $4.9 million of total unrecognized compensation cost related to outstanding stock options and stock appreciation rights and $10.3 million of total unrecognized compensation cost related to restricted stock, which will be recognized over the remaining weighted average vesting periods of 2.4 years each.
Discontinued Operations
In 2005, we sold all our stock in the subsidiaries that comprised our fresh-cut segment to Chiquita Brands International, Inc. for $860.6 million and recorded a net gain of approximately $186.8 million, net of approximately $77.0 million in net tax expense. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS 144”), depreciation and amortization were discontinued beginning February 23, 2005, the day after we entered into a definitive agreement to sell our former fresh-cut segment. This resulted in a reduction of pre-tax expense of approximately $12.8 million, or $0.18 per share diluted, for 2005. Earnings from discontinued operations for 2005, excluding gain on sale, were $18.5 million, net of taxes of $14.3 million. In accordance with Emerging Issues Task Force No. 87-24, Allocation of Interest to Discontinued Operations, we allocated to discontinued operations certain interest expense on debt that was required to be repaid as a result of the sale and a portion of interest expense associated with our revolving credit facility and subordinated convertible notes. The allocation percentage was calculated based on the ratio of net assets of the discontinued operations to consolidated net assets. Interest expense allocated to discontinued operations in 2005 totaled $3.2 million.
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

In June 2007, the Company extended the term of the Receivables Facility through June 23, 2008. If the Receivables Facility terminates, either at its scheduled termination date or upon the occurrence of specified events (similar to events of default), payments on accounts receivable sold would be remitted to the financial institution in an amount equal to the institution’s undivided interest.
At December 29, 2007, securitized accounts receivable totaled $264.9 million, including $130.0 million sold to the financial institution and derecognized from our consolidated balance sheet. Total securitized accounts receivable includes our residual interest in accounts receivable of $134.9 million. At December 30, 2006, securitized accounts receivable totaled $250.8 million, including $130.0 million sold to the financial institution and derecognized from our consolidated balance sheet and the Residual Interest of $120.8 million. The Residual Interest represents our retained interest in receivables held by PFG Receivables Corporation. We measure the Residual Interest using the estimated discounted cash flows of the underlying accounts receivable, based on estimated collections and a discount rate approximately equivalent to our incremental borrowing rate. Losses on the sale of the undivided interest in receivables of $7.7 million in 2007, $7.4 million in 2006 and $5.2 million in 2005 are included in other expense, net, in our consolidated statements of earnings and represent our cost of securitizing those receivables with the financial institution.
We record the sale of the undivided interest in accounts receivable to the financial institution according to Statement of Financial Accounting Standards, or SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Accordingly, at the time the undivided interest in receivables is sold, the receivables are removed from our consolidated balance sheet. We record a loss on the sale of the undivided interest in these receivables, which includes a discount, based upon the receivables’ credit quality and a financing cost for the financial institution, based upon a 30-day commercial paper rate. At December 29, 2007, the rate under the Receivables Facility was 5.8% per annum.
Business Combinations
During 2005 we paid approximately $2.7 million related to contractual obligations in the purchase agreements for companies we acquired in 2002 and 2004. Also during 2005, we paid approximately $1.3 million related to the settlement of an earnout agreement with the former owners of Middendorf Meat; this amount was accrued, with a corresponding increase to goodwill, in 2004.
Subsequent Events
Merger Agreement with VISTAR Corporation
On January 18, 2008, we entered into an agreement and plan of merger with VISTAR and Panda Acquisition, Inc., a wholly owned subsidiary of VISTAR. VISTAR is a food distributor specializing in the areas of Italian, pizza, vending, office coffee, concessions, fundraising and theater markets, controlled by private investment funds affiliated with The Blackstone Group with a minority interest held by an investment fund affiliated with Wellspring Capital Management LLC.
At the effective time of the merger, each of our outstanding shares of common stock will be cancelled and converted into the right to receive $34.50 in cash, without interest and subject to applicable withholding requirements. At the effective time of the merger, each outstanding stock option and stock appreciation right, whether vested or unvested, shall become fully vested and exercisable and all restricted shares under our equity plans shall become fully vested. Each holder of an outstanding stock option or stock appreciation right as of the effective time shall be entitled to receive in exchange for the cancellation of such stock option or stock appreciation right an amount in cash equal to the product of (i) the difference between the $34.50 per share consideration and the applicable exercise price of such stock option or grant price of such stock appreciation right and (ii) the aggregate number of shares issuable upon exercise of such stock option or the number of shares with respect to which such stock appreciation right was granted, without interest and subject to applicable withholding requirements and any appreciation cap set forth in such stock appreciation right.
Consummation of the merger is subject to various closing conditions, including approval of the merger agreement by our shareholders, expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and other customary closing conditions. We expect to close the transaction during the second quarter of 2008. In connection with the proposed merger, we suspended the offering period under our Stock Purchase Plan on January 18, 2008. No new shares will be issued under this plan if the merger is consummated.
Subsequent to the announcement of the planned merger, three of our shareholders filed three separate class action lawsuits against us and our directors among other parties. For additional detail, see Item 3 “Legal Proceedings” within this Form 10-K.

Magee, Mississippi Broadline Facility Closing
On January 9, 2008, our Board of Directors authorized the closure of the Magee, Mississippi Broadline distribution facility. In connection with the closure of this facility, we expect to incur one-time costs during 2008 in the range of approximately $8 million to $10 million on a pre-tax basis. We expect that the facility will be closed on or about March 10, 2008. Within the range of expected costs, we anticipate that we will incur costs of between $1.5 million and $2.0 million related to severance pay and stay bonuses; $5.0 million to $6.0 million related to real estate valuation reserves and facility lease payments and $1.5 million to $2.0 million for other expenses that include the write-down of assets and costs to consolidate facilities. We estimate approximately $2.0 million to $2.5 million of this charge will be cash expenditures incurred during 2008.
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
Allowance for Doubtful Accounts. We evaluate the collectibility of our accounts receivable based on a combination of factors. We regularly analyze our significant customer accounts, and when we become aware of a specific customer’s inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position, we record a specific reserve for bad debt to reduce the related receivable to the amount we reasonably believe is collectible. We also record reserves for bad debt for all other customers based on a variety of factors, including the length of time the receivables are past due, the financial health of the customer, macroeconomic considerations and historical experience. If circumstances related to specific customers or other factors change, we may need to adjust our estimates of the recoverability of receivables. In 2007, 2006 and 2005, we wrote off uncollectible accounts receivable of $6.0 million, $6.4 million and $9.3 million, respectively, against the allowance for doubtful accounts. In 2007, 2006 and 2005, we recorded estimates of $8.7 million, $4.2 million and $8.4 million, respectively, in operating expenses to increase our allowance for doubtful accounts.
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
Goodwill and Other Intangible Assets. Our goodwill and other intangible assets primarily include the cost of acquired subsidiaries in excess of the fair value of the tangible net assets recorded in connection with acquisitions. Other intangible assets include customer relationships, trade names, trademarks, patents and non-compete agreements. We use estimates and assumptions to determine the fair value of assets acquired and liabilities assumed, assigning lives to acquired intangibles and evaluating those assets for impairment after acquisition. These estimates and assumptions include indicators that would trigger an impairment of assets, whether those indicators are temporary, economic or competitive factors that affect valuation, discount rates and cash flow estimates. When we determine that the carrying value of such assets is not recoverable, or the estimated lives assigned to such assets are improper, we must reduce the carrying value of the assets to the net realizable value or adjust the amortization period of the asset, recording any adjustment in our consolidated statements of earnings. As of December 29, 2007, our unamortized goodwill was $356.5 million and other intangible assets totaled $44.2 million, net.
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
In the fourth quarter of 2007, we performed our annual impairment assessment of goodwill and other intangible assets with indefinite lives for our Broadline segment, in accordance with the provisions of SFAS No. 142. Our Customized segment has no goodwill or other intangible assets. In 2007, 2006 and 2005, no impairment loss was recorded based on these assessments. In testing for potential impairment, we measured the estimated fair value of our reporting units and intangible assets with indefinite lives based upon discounting future operating cash flows using an appropriate discount rate. A 10% change in our estimates of projected future operating cash flows or discount rate used in our calculation of the fair value of the reporting units would have no impact on the reported value of our goodwill and other intangible assets with indefinite lives on our consolidated balance sheet as of December 29, 2007.
We report intangible assets with definite lives at cost less accumulated amortization. We compute amortization over the estimated useful lives of the respective assets, generally three to 30 years. We test these intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a particular asset may not be recoverable, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. In order to evaluate the recoverability of an asset, we compare the carrying value of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. If we determine that the estimated, undiscounted future cash flows of the asset are less than its carrying amount on our consolidated balance sheet, we must record an impairment loss in our financial statements. In 2007, 2006 and 2005, no impairment loss was recorded for intangible assets with definite lives. Due to the numerous variables associated with our judgments and assumptions related to the valuation of the reporting units and intangible assets with definite lives, and the effects of changes in circumstances affecting these valuations, both the precision and reliability of the resulting estimates are subject to uncertainty. Therefore, as we become aware of additional information, we may change our estimates.
Insurance Programs. We maintain self-insurance programs covering portions of our general and vehicle liability, workers’ compensation and group medical insurance. The amounts in excess of the self-insured levels are fully insured by third parties, subject to certain limitations and exclusions. The Company utilizes third party actuaries to assist in the calculation of these reserves. We accrue an estimated liability for these self-insured programs, including an estimate for incurred but not reported claims, based on known claims and past claims history. These accrued liabilities are included in accrued expenses on our consolidated balance sheets. Our reserves for insurance claims include estimates of the frequency and timing of claim occurrences, as well as the ultimate amounts to be paid. The accounting estimate of the self-insurance liability includes both known and incurred but not reported insurance claims. This estimate is highly susceptible to change from period to period if claims differ from past claims history, which could have a material impact on our financial position and results of operations. If we experience claims in excess of our estimates by 5%, our insurance expense and related insurance liability would increase by $4.0 million, negatively affecting our consolidated financial statements.
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
At December 29, 2007 and December 30, 2006, we had $2.6 million and $2.8 million, respectively, of net deferred tax assets related to net operating loss carry-forwards for state income tax purposes. The net operating loss carry-forwards at December 29, 2007 expire in years 2008 through 2026. Additionally, at December 29, 2007, we had certain state income tax credit carry-forwards, which expire in years 2018 through 2022. Our realization of these deferred tax assets is dependent upon future taxable income.
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
We adopted FIN 48 effective at the beginning of fiscal 2007. As a result of the adoption of FIN 48, we recognized a charge of approximately $0.5 million to beginning retained earnings.
Share-Based Compensation. On January 1, 2006, we adopted SFAS 123(R), which requires all share-based payments, including grants of stock options, stock appreciation rights, restricted shares and shares issued under the Stock Purchase Plan, to be recognized in the income statement as an operating expense, based on their grant date fair values. During 2007 and 2006, our total share-based compensation costs were $6.6 million and $4.9 million, respectively. At December 29, 2007 there was $4.9 million of total unrecognized compensation cost related to outstanding options and stock appreciation rights and $10.3 million of total unrecognized compensation cost related to restricted stock, which has been reduced by an estimate for anticipated forfeitures.
We estimate the fair value of each option award on the date of grant using a Black-Scholes based option-pricing model. The Black-Scholes pricing model utilizes the following estimations and assumptions: expected volatility, expected option term, and the risk-free interest rate. Expected volatility is based on the historical fluctuations in the price of our stock. Expected option term is based on our historical option exercise history. The risk-free interest rate is based on the U.S. Treasury yield curve at the date of grant. In addition, we estimate our expected forfeitures for restricted stock and stock options using our historical forfeiture data. Our expected forfeiture estimate is used to reduce our gross share-based compensation expense in accordance with SFAS 123(R). We estimate the fair value of stock appreciation rights granted using the Hull-White Lattice Binomial Model, which includes an assumption for the sub-optimal exercise factor. Changes in the above-mentioned Black-Scholes or Hull-White Lattice Binomial models inputs and/or forfeiture rate could have a significant impact on our earnings.
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
Recently Issued Accounting Pronouncements
The Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and requires enhanced disclosures about fair value measurements. SFAS No. 157 will apply when other accounting pronouncements require or permit fair value measurements; it does not require new fair value measurements. This pronouncement is effective for financial statements issued for fiscal years beginning after November 15, 2007; however, on February 12, 2008, the FASB issued a final staff position that delayed the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. We do not anticipate that this pronouncement will have a material impact on our consolidated financial position or results of operations.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option of Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (SFAS No. 159). SFAS No. 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007; however, this pronouncement will not have a material impact on our consolidated financial position or results of operations at the date of adoption.
In December 2007, the FASB issued SFAS No. 141 (Revised) Business Combinations (SFAS No. 141R). SFAS No. 141R establishes principles and requirements for how the acquirer in a business combination recognizes, measures and reports the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. The pronouncement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. We will adopt this pronouncement in the first quarter of fiscal 2009, and it will impact any acquisitions consummated subsequent to the effective date.
In December 2007, the FASB issued SFAS No. 160 Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (SFAS No. 160). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This pronouncement is effective for fiscal years beginning after December 15, 2008. We do not anticipate the pronouncement to have a material impact on our consolidated financial position and results of operations.
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

	2007
(In thousands, except per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net sales	$1,529,744	$1,564,652	$1,578,888	$1,631,607
Gross profit	195,406	206,528	207,913	214,699
Operating profit	12,846	23,039	25,196	26,087
Earnings from continuing operations before income taxes	11,308	21,512	23,741	25,040
Earnings from continuing operations	6,873	13,081	16,081	15,091
Earnings (loss) from discontinued operations	52	(246)	(44)	(32)

Net earnings	$6,925	$12,835	$16,037	$15,059

Basic earnings (loss) per common share:
Continuing operations	$0.20	$0.38	$0.46	$0.43
Discontinued operations	—	(0.01)	—	—

Net earnings	$0.20	$0.37	$0.46	$0.43

Diluted earnings (loss) per common share:
Continuing operations	$0.20	$0.37	$0.46	$0.43
Discontinued operations	—	(0.01)	—	—

Net earnings	$0.20	$0.36	$0.46	$0.43

	2006
(In thousands, except per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net sales	$1,469,493	$1,448,027	$1,429,765	$1,479,447
Gross profit	187,254	193,203	194,353	199,825
Operating profit	10,722	21,530	20,111	22,747
Earnings from continuing operations before income taxes	9,290	19,754	18,753	20,745
Earnings from continuing operations	5,674	12,168	12,175	12,883
(Loss) earnings from discontinued operations	(32)	13	(132)	36

Net earnings	$5,642	$12,181	$12,043	$12,919

Basic earnings per common share	$0.16	$0.36	$0.35	$0.38

Diluted earnings per common share	$0.16	$0.35	$0.35	$0.37

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Our primary market risks are related to fluctuations in interest rates and changes in commodity prices. Our primary interest rate risk is from changing interest rates related to any borrowings under our Credit Facility. We currently manage this risk through a combination of fixed and floating rates on these obligations. As of December 29, 2007, our total debt of $9.6 million, including a capital lease obligation of $9.0 million, consisted entirely of fixed-rate debt. As of December 30, 2006, our total debt of $12.2 million, including a capital lease obligation of $9.0 million, consisted entirely of fixed-rate debt. In addition, our Receivables Facility has a floating rate based upon a 30-day commercial paper rate and our Credit Facility, under which we currently have no outstanding borrowings, is based on a spread above LIBOR. A 100 basis-point increase in market interest rates on all of our floating-rate debt and our Receivables Facility would result in a decrease in net earnings and cash flows of approximately $0.8 million per annum, holding other variables constant. See Notes 7 and 10 to the consolidated financial statements for further discussion of our debt and Receivables Facility, respectively.
Significant commodity price fluctuations for certain commodities that we purchase could have a material impact on our results of operations. In an attempt to manage our commodity price risk, our Broadline segment enters into contracts to purchase pre-established quantities of products in the normal course of business. Commitments that we have entered into to purchase products in our Broadline segment as of December 29, 2007, are included in the table of contractual obligations in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financing Activities” in this Form 10-K.
Item 8. Financial Statements and Supplementary Data.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Our management recognizes that there are inherent limitations in the effectiveness of any internal control over financial reporting, including that it may not prevent or detect misstatements on a timely basis. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time or become inadequate.
Our management assessed the effectiveness of our internal control over financial reporting as of December 29, 2007. In making this assessment, management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management concluded that, as of December 29, 2007, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, KPMG LLP, has issued an audit report on our internal control over financial reporting, which is included in this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 29, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Directors
The Company’s directors are as follows:
Robert C. Sledd, age 55, has served as Chairman of the Board of Directors since February 1995, has served as a director of the Company since 1987, and served as Chief Executive Officer from 1987 to August 2001 and from March 2004 to October 2006. Mr. Sledd also served as President of the Company from 1987 to February 1995 and from March 2004 through May 2005. Mr. Sledd served as a director of Taylor & Sledd Industries, Inc., a predecessor of the Company, since 1974, and served as President and Chief Executive Officer of that company from 1984 to 1987. Mr. Sledd also serves as a director of SCP Pool Corporation, a supplier of swimming pool supplies and related products, and Owens & Minor, a distributor of medical and surgical supplies and a healthcare supply chain management company. Mr. Sledd is a Class II director whose term expires at the Company’s 2010 annual meeting of shareholders and upon the election and qualification of his successor.
Mary C. Doswell, age 49, has served as a director of the Company since August 2003. Ms. Doswell served as President of Dominion Resources Services, Inc., a gas and electric holding company, from January 2003 to December 2003 and as Chief Executive Officer from January 1, 2004 to September 30, 2007. From October 1, 2007, she has served as the Senior Vice President—Regulation and Integrated Planning for Dominion Resources, Inc. She has served as Senior Vice President and Chief Administrative Officer of Dominion Resources, Inc. since January 2003, and served as Vice President-Billing & Credit of Dominion Resources, Inc. from October 2001 to December 2002. Ms. Doswell also served Dominion Resources, Inc. as Vice President-Metering from January 2000 to October 2001 and as General Manager-Metering from February 1999 to January 2000. Prior thereto, Ms. Doswell held various management positions with Dominion Virginia Power for 19 years. Ms. Doswell serves on the board of directors of the VCU Rice Center for Environmental Life Sciences and the board of directors of Venture Richmond. Ms. Doswell is a Class II director whose term expires at the Company’s 2010 annual meeting of shareholders and upon the election and qualification of her successor.
Fred C. Goad, Jr., age 67, has served as a director of the Company since July 1993. Since April 2001, Mr. Goad has served as a partner of Voyent Partners, L.L.C., a private investment company. Mr. Goad served as Co-Chief Executive Officer of the transaction services division of WebMD from March 1999 to March 2001. From June 1996 to March 1999, Mr. Goad served as Co-Chief Executive Officer and Chairman of ENVOY Corporation (“ENVOY”), a provider of electronic transaction processing services for the health care industry, which was acquired by WebMD in 1999. From 1985 to June 1996, Mr. Goad served as President and Chief Executive Officer and as a director of ENVOY. Mr. Goad also serves as a director of Luminex Corporation, a maker of proprietary technology that simplifies biological testing for the life sciences industry, and Emageon Inc., a provider of an enterprise level information technology solution for the clinical analysis and management of digital medical images. Mr. Goad is a Class III director whose term expires at the Company’s 2008 annual meeting of shareholders and upon the election and qualification of his successor.
John E. Stokely, age 55, has served as a director of the Company since April 1998. Since August 1999, Mr. Stokely has been self-employed as a business consultant. Mr. Stokely was the President, Chief Executive Officer and Chairman of the Board of Directors of Richfood Holdings, Inc. (“Richfood”), a retail food chain and wholesale grocery distributor, from January 1997 until August 1999. Mr. Stokely served on the Board of Directors and as President and Chief Operating Officer of Richfood from April 1995 to January 1997 and served as Executive Vice President and Chief Financial Officer from 1990 to April 1995. Mr. Stokely also serves as a director of SCP Pool Corporation, a supplier of swimming pool supplies and related products, ACI Worldwide, Inc. (formerly known as Transaction Systems Architects, Inc.), a provider of enterprise e-payments and e-commerce solutions, and O’Charley’s Inc., an owner and operator of restaurants. Mr. Stokely is a Class III director whose term expires at the Company’s 2008 annual meeting of shareholders and upon the election and qualification of his successor.
Steven L. Spinner, age 48, has served as a director and as Chief Executive Officer of the Company since October 2006 and President since May 2005. Mr. Spinner served as Chief Operating Officer from May 2005 through September 2006, as Senior Vice President of the Company and Chief Executive Officer — Broadline Division from February 2002 to May 2005 and as Broadline Division President of the Company from August 2001 to February 2002. Mr. Spinner also served as Broadline Regional President of the Company from October 2000 to August 2001 and served as President of AFI Foodservice Distributors, Inc., a wholly owned subsidiary of Company, from October 1997 to October 2000. From 1989 to October 1997, Mr. Spinner served as Vice President of AFI Foodservice. Mr. Spinner is a Class I director whose term expires at the Company’s 2009 annual meeting of shareholders and upon the election and qualification of his successor.
Charles E. Adair, age 60, has served as a director of the Company since August 1993. Since 1993, Mr. Adair has been a partner in Cordova Ventures, a venture capital management company. Mr. Adair was employed by Durr-Fillauer Medical,

Inc., a distributor of pharmaceuticals and other medical products, from 1973 to 1992, serving as Executive Vice President from 1978 to 1981, as President and Chief Operating Officer from 1981 to 1992, and as a director from 1976 to 1992. In addition, Mr. Adair serves as a director of Tech Data Corporation, a distributor of microcomputers and related hardware and software products, PSS World Medical, Inc., a specialty marketer and distributor of medical products to physicians, long-term care providers and other alternate-site healthcare providers, and Torchmark Corporation, a financial services holding company specializing in life and supplemental health insurance. Mr. Adair is a certified public accountant. Mr. Adair is a Class I director whose term expires at the Company’s 2009 annual meeting of shareholders and upon the election and qualification of his successor.
Timothy M. Graven, age 56, has served as a director of the Company since August 1993. Mr. Graven is the Managing Partner and co-founder of Triad Investment Company, LLC, a private investment firm founded in 1995. Mr. Graven served as President and Chief Operating Officer of Steel Technologies, Inc. of Louisville, Kentucky, a steel processing company, from March 1990 to November 1994, as Executive Vice President and Chief Financial Officer from May 1985 to March 1990 and as a director from 1982 to 1994. Mr. Graven is also a certified public accountant. Mr. Graven is a Class I director whose term expires at the Company’s 2009 annual meeting of shareholders and upon the election and qualification of his successor.
Executive Officers
Pursuant to General Instruction G (3), certain information concerning our executive officers is included in Part I of this Form 10-K, under the caption “Executive Officers.”
Section 16(a) Beneficial Ownership Reporting
Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors, and persons who own more than ten percent of the Company’s Common Stock, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.
Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with during the fiscal year ended December 29, 2007, except for one transaction for a sale of 91 shares by Mr. Paterak and one transaction for a sale of 2,192 shares by Mr. Spinner.
Audit Committee
The Company’s Board of Directors has established an Audit Committee that is a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, that operates pursuant to the terms of a Second Amended and Restated Charter which was amended and restated by the Board of Directors on April 13, 2005 (the “Audit Committee Charter”) and is available from the “Corporate Governance” section of the Company’s website at www.pfgc.com. Messrs. Goad, Graven and Stokely and Ms. Doswell, each of whom is independent as defined by the NASD listing standards and the rules and regulations of the SEC, comprise the Audit Committee. The Board of Directors of the Company has determined that the Audit Committee has two “audit committee financial experts,” as such term is defined under the rules and regulations of the SEC. These persons are Messrs. Graven and Stokely.
We have adopted a code of corporate conduct for all of our associates (including our principal executive officer, principal accounting officer, principal financial officer, and controller) and directors (the “Code of Corporate Conduct”), a copy of which has been posted on our website at pfgc.com. Please note that our website address is provided as an inactive textual reference only. We will make any legally required disclosures regarding amendments to, or waivers of, provisions of our Code of Corporate Conduct in accordance with the rules and regulations of the SEC and the National Association of Securities Dealers, Inc., and may make such disclosures on our website at www.pfgc.com.
Item 11. Executive Compensation.
The information required by this Item 11 other than as set forth below with respect to Compensation Committee Interlocks and Insider Participation, will be (i) incorporated by reference from the Company’s definitive proxy statement for its 2008 annual meeting of shareholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K pursuant to Regulation 14A, or (ii) included in an amendment to this Annual Report on Form 10-K in lieu of including such information in such definitive proxy statement.

Compensation Committee Interlocks and Insider Participation
During fiscal 2007, the Compensation Committee of the Board of Directors was composed of Messrs. Adair, Goad, Graven and Stokely and Ms. Doswell. None of these persons has at any time been an officer or employee of the Company or any of its subsidiaries. In addition, there are no relationships among the Company’s executive officers, members of the Compensation Committee or entities whose executives serve on the Board of Directors or the Compensation Committee that require disclosure under applicable SEC regulations.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table summarizes information concerning our equity compensation plans at December 29, 2007:

	Number of Shares to be	Weighted Average
	Issued upon Exercise of	Exercise Price of
	Outstanding Options,	Outstanding Options,	Number of Shares Remaining Available for Future
	Appreciation Rights	Appreciation Rights	Issuance Under Equity Compensation Plans
Plan Category	and Warrants	and Warrants	(Excluding Shares Reflected in First Column)*

Equity compensation plans approved by shareholders	2,712,820	$29.09	1,932,793

Equity compensation plans not approved by shareholders	N/A	N/A	N/A

Total	2,712,820	$29.09	1,932,793

*	Includes 310,000 shares available for future issuance under our Employee Stock Purchase Plan as of December 29, 2007, of which approximately 57,400 shares were issued in January 2008.
The following table sets forth information as of February 20, 2008, concerning the Company’s common stock beneficially owned by (1) each person who is known to the Company to own beneficially more than 5% of the Company’s outstanding common stock, (2) each of the Company’s directors, (3) those persons identified as the Company’s named executive officers in the Company’s annual meeting proxy statement filed with the SEC on April 4, 2007, and (4) all executive officers and directors as a group.

	Amount and Nature of		Percent of
Name & Address of Beneficial Owner**	Beneficial Ownership (1)		Class(2)
Prudential Financial, Inc.	3,426,272	(3)	9.6%
751 Broad Street Newark, New Jersey 07102

Dimensional Fund Advisors Inc.	2,944,078	(4)	8.3%
1299 Ocean Avenue 11th Floor Santa Monica, California 90401

Axa Financial, Inc.	2,414,367	(5)	6.8%
1290 Avenue of the Americas New York, New York 10104

Barclays Global Investors, NA	1,991,639	(6)	5.6%
45 Fremont Street San Francisco, California 94105

The Bank of New York Mellon Corporation	1,959,090	(7)	5.5%
One Wall Street, 31st Floor New York, New York 10286

FMR LLC	1,834,435	(8)	5.2%
82 Devonshire Street Boston, Massachusetts 02109

Charles E. Adair	54,000		*

	Amount and Nature of		Percent of
Name & Address of Beneficial Owner**	Beneficial Ownership (1)		Class(2)
Mary C. Doswell	27,000	(9)	*

Fred C. Goad, Jr.	64,000	(10)	*

Timothy M. Graven	45,000		*

John E. Stokely	50,908		*

Robert C. Sledd	658,866	(11)	1.8%

Steven L. Spinner	190,393	(12)	*

Other Named Executive Officers

John D. Austin	83,629		*

Thomas Hoffman	94,208		*

Joseph J. Paterak, Jr.	38,623		*

Charlotte E. Perkins	11,781		*

All directors and executive officers as a group (13 persons), including the foregoing directors and Named Executive Officers	1,367,806	(13)	3.8%

*	Indicates beneficial ownership of less than 1%.

**	Except as otherwise indicated below, the address of our directors and executive officers is c/o Performance Food Group Company, 12500 West Creek Parkway, Richmond, Virginia 23238.

(1)	Unless otherwise noted, the indicated owner has sole voting power and sole investment power. Includes shares which may be acquired pursuant to stock options and stock appreciation rights exercisable within 60 days of February 20, 2008 as follows: Mr. Sledd, 319,400; Mr. Spinner, 87,850; Mr. Adair, 40,000; Ms. Doswell; 20,500, Mr. Goad, 35,000; Mr. Graven, 25,000; Mr. Stokely, 45,750; Mr. Austin, 68,250; Mr. Hoffman, 49,000; Mr. Paterak, 26,000; and Ms. Perkins, 3,000.

(2)	Percentages reflected in the table are based on 35,581,403 shares of PFG common stock outstanding and entitled to vote on February 20, 2008. Shares issuable upon exercise of stock options and stock appreciation rights that are exercisable within 60 days of February 20, 2008, are considered outstanding for the purposes of calculating the percentage of total outstanding common stock owned by directors and executive officers, and by directors and executive officers together as a group, but the shares are not considered outstanding for the purposes of calculating the percentage of total outstanding PFG common stock owned by any other person or group.

(3)	Based solely on information contained in a Schedule 13G filed by Prudential Financial, Inc. with the SEC on February 6, 2008.

(4)	Based solely on information contained in a Schedule 13G filed by Dimensional Fund Advisors Inc. with the SEC on February 6, 2008.

(5)	Based solely on information contained in a Schedule 13G filed by AXA Financial, Inc. with the SEC on February 14, 2008.

(6)	Based solely on information contained in a Schedule 13G filed by Barclays Global Investors, NA with the Securities and Exchange Commission on February 6, 2008.

(7)	Based solely on information contained in a Schedule 13G filed by Bank of New York Mellon Corporation with the SEC on February 14, 2008.

(8)	Based solely on information contained in a Schedule 13G filed by FMR LLC with the SEC on February 14, 2008.

(9)	Includes 900 shares held by Ms. Doswell’s children.

(10)	Includes 3,000 shares held by Mr. Goad’s wife for which Mr. Goad disclaims beneficial ownership.

(11)	Includes 54,000 shares held by Mr. Sledd as trustee for the benefit of his children, 2,500 shares held by Mr. Sledd’s wife for which Mr. Sledd disclaims beneficial ownership and 87,876 shares that are pledged.

(12)	Includes 4,230 shares held by Mr. Spinner as trustee for the benefit of his children.

(13)	Includes 745,250 shares which may be acquired pursuant to stock options and stock appreciation rights exercisable within 60 days of February 20, 2008.

Change in Control
On January 18, 2008, we entered into an agreement and plan of merger with VISTAR and Panda Acquisition, Inc., a wholly owned subsidiary of VISTAR. VISTAR is a food distributor specializing in the areas of Italian, pizza, vending, office coffee, concessions, fundraising and theater markets, controlled by private investment funds affiliated with The Blackstone Group with a minority interest held by a private investment fund affiliated with Wellspring Capital Management LLC.
At the effective time of the merger, each of our outstanding shares of common stock will be cancelled and converted into the right to receive $34.50 in cash, without interest and subject to applicable withholding requirements. At the effective time of the merger, each outstanding stock option and stock appreciation right, whether vested or unvested, shall become fully vested and exercisable and all restricted shares under our equity plans shall become fully vested. Each holder of an outstanding stock option or stock appreciation right as of the effective time shall be entitled to receive in exchange for the cancellation of such stock option or stock appreciation right an amount in cash equal to the product of (i) the difference between the $34.50 per share consideration and the applicable exercise price of such stock option or grant price of such stock appreciation right and (ii) the aggregate number of shares issuable upon exercise of such stock option or the number of shares with respect to which such stock appreciation right was granted, without interest and subject to applicable withholding requirements and any appreciation cap set forth in such stock appreciation right. Consummation of the merger will constitute a change in control of us.
Consummation of the merger is subject to various closing conditions, including approval of the merger agreement by our shareholders, expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and other customary closing conditions. We expect to close the transaction during the second quarter of 2008.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Certain Transactions
The Board of Directors of the Company has adopted a policy which provides that any transaction between the Company and any of its directors, officers, or principal shareholders or affiliates thereof must be on terms no less favorable to the Company than could be obtained from unaffiliated parties and must be approved by vote of a majority of the appropriate committee of the Board of Directors, each of which is comprised solely of independent directors of the Company. Pursuant to the Second Amended and Restated Audit Committee Charter, the Audit Committee of the Board of Directors is responsible for reviewing, approving or ratifying any transaction in accordance with the rules and regulations of the Securities and Exchange Commission.
Director Independence
All of the members of the Board of Directors except Mr. Sledd and Mr. Spinner are “independent,” as defined by applicable law and the listing standards of the Nasdaq Stock Market. Our Audit, Compensation, and Nominating and Corporate Governance Committees are composed entirely of independent directors.
Item 14. Principal Accountants’ Fees and Services.
Relationship with Independent Registered Public Accounting Firm
The following is a description of the fees billed or expected to be billed to the Company by KPMG LLP (KPMG), the Company’s independent registered public accounting firm, for fiscal 2007 and fiscal 2006.
Audit Fees
Audit fees include fees paid by the Company to KPMG in connection with the annual audit of the Company’s consolidated financial statements, KPMG’s review of the Company’s interim financial statements and KPMG’s review of the Company’s Annual Report on Form 10-K and its Quarterly Reports on Form 10-Q. Audit fees also include fees for services performed by KPMG that are closely related to the audit and in many cases could only be provided by the Company’s independent registered public accounting firm. Such services include comfort letters and consents related to SEC registration statements and certain reports relating to the Company’s regulatory filings. The aggregate fees billed or expected to be billed to the Company by KPMG for audit services rendered to the Company and its subsidiaries for fiscal 2007 and fiscal 2006 totaled $1,461,010 and $1,374,150, respectively.

Audit Related Fees
Audit services include employee benefit plan audits. The aggregate fees billed to the Company by KPMG for audit related services rendered to the Company and its subsidiaries for fiscal 2007 and fiscal 2006 totaled $20,500 and $18,500, respectively.
Tax Fees
Tax fees include corporate tax compliance and counsel and advisory services. KPMG did not perform any tax related services for the Company during fiscal 2007 or fiscal 2006.
All Other Fees
KPMG did not perform any other services for the Company during fiscal 2007 or fiscal 2006.
Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm
During the latter half of 2002, the Company reviewed its existing practices regarding the use of its independent registered public accounting firm to provide non-audit and consulting services, to ensure compliance with recent SEC proposals. The Company adopted a policy, effective as of January 1, 2003, which provides that the Company’s independent registered public accounting firm may provide certain non-audit services which do not impair the independent registered public accounting firm’s independence. In that regard, the Audit Committee must pre-approve all audit services provided to the Company, as well as all non-audit services provided by the Company’s independent registered public accounting firm. This policy is administered by the Company’s senior corporate financial management, which reports throughout the year to the Audit Committee. All of the foregoing audit related fees were pre-approved by the Audit Committee in accordance with this policy.

PART IV
Item 15. Exhibits, Financial Statement Schedules.

(a)	1	Financial Statements. See index to Financial Statements above.
	2	Financial Statement Schedules. See index to Financial Statement Schedules above.
	3	Exhibits:

Exhibit
Number	Description

A.	Incorporated by reference to our Registration Statement on Form S-1 (No. 33-64930) (File No. 0-22192), filed June 24, 1993:

4.1	Specimen Common Stock certificate.

4.2	Article 5 of the Registrant’s Restated Charter (included in Exhibit 3.1).

4.3	Article 6 of the Registrant’s Restated Bylaws (included in Exhibit 3.2).

10.1	1993 Outside Directors’ Stock Option Plan.*

10.2	Form of Pocahontas Food Group, Inc. Executive Deferred Compensation Plan.*

10.3	Form of Indemnification Agreement.

B.	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended January 1, 1994 (File No. 0-22192), filed March 29, 1994:

10.4	First Amendment to the Trust Agreement for Pocahontas Food Group, Inc. Employee Savings and Stock Ownership Plan.

C.	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 28, 1996 (File No. 0-22192), filed March 27, 1997:

10.5	Performance Food Group Company Employee Savings and Stock Ownership Plan Savings Trust.

D.	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 27, 1997 (File No. 0-22192), filed March 26, 1998:

10.6	Form of Change in Control Agreement dated October 27, 1997 with certain key executives.*

E.	Incorporated by reference to our Registration Statement on Form S-4 (Registration No 333-61612) (File No. 0-22192), filed May 25, 2001:

3.1	Restated Charter of Registrant.

F.	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 0-22192), filed August 14, 2001:

10.7	Receivables Purchase Agreement dated July 3, 2001, by and among PFG Receivables Corporation, as Seller, Performance Food Group Company, as Servicer, Jupiter Securitization Corporation and Bank One, NA as Agent. (Schedules and other exhibits are omitted from this filing, but the Registrant will furnish supplemental copies of the omitted material to the Securities and Exchange Commission upon request.)

Exhibit
Number	Description

G.	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 29, 2001 (File No. 0-22192), filed March 29, 2002:

10.8	1993 Employee Stock Incentive Plan (restated electronically for SEC filing purposes only).*

H.	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 29, 2002 (File No. 0-22192), filed August 13, 2002:

10.9	Amendment to Receivable Purchase Agreement dated as of July 12, 2002, by and among PFG Receivables Corporation, as Seller, Performance Food Group Company, as Servicer, Jupiter Securitization Corporation and Bank One, NA, as Agent.

I.	Incorporated by reference to our Registration Statement on Form S-8 (File No. 333-105082), filed May 8, 2003:

10.10	2003 Equity Incentive Plan.*

J.	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 28, 2003 (File No. 0-22192), filed August 12, 2003:

10.11	Amendment to Receivables Purchase Agreement dated as of June 30, 2003, by and among PFG Receivables Corporation, as Seller, Performance Food Group Company, as Servicer, Jupiter Securitization Corporation and Bank One, NA, as Agent.

K.	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended July 3, 2004 (File No. 0-22192), filed August 11, 2004:

10.12	Amendment to Receivables Purchase Agreement dated as of June 28, 2004 by and between PFG Receivables Corporation, as Seller, Performance Food Group Company, as Servicer, Jupiter Securitization Corporation and Bank One, NA, as Agent.

L.	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended October 2, 2004 (File No. 0-22192), filed November 12, 2004:

10.13	Form of Non-Qualified Stock Option Agreement.*

10.14	Form of Incentive Stock Option Agreement.*

M.	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended January 1, 2005:

10.15	Trust Agreement for the Performance Food Group Employee Savings and Stock Ownership Plan.

N.	Incorporated by reference to our Current Report on Form 8-K dated February 28, 2005 (File No. 0-22192):

2.1	Stock Purchase Agreement, dated as of February 22, 2005, between Performance Food Group Company and Chiquita Brands International, Inc. (Pursuant to Item 601(b)(2) of Regulation S-K the schedules and exhibits to this agreement have been omitted from this filing.)

O.	Incorporated by reference to our Current Report on Form 8-K dated March 21, 2005 (File No. 0-22192):

10.16	Form of Restricted Share Award Agreement.*

Exhibit
Number	Description

P.	Incorporated by reference to our Current Report on Form 8-K dated April 28, 2005 (File No. 0-22192):

10.17	Amendment and Waiver, dated as of April 26, 2005 among Performance Food Group Company, the Lenders party to the Credit Agreement and Wachovia Bank, National Association, as Administrative Agent for the Lenders.

Q.	Incorporated by reference to our Current Report on Form 8-K dated May 24, 2005 (File No. 0-22192):

10.18	Form of Non-Qualified Stock Option Agreement.*

R.	Incorporated by reference to our Current Report on Form 8-K dated June 30, 2005 (File No. 0-22192):

10.19	Amendment to Receivables Purchase Agreement dated as of June 27, 2005 by and between PFG Receivables Corporation, as Seller, Performance Food Group Company, as Servicer, Jupiter Securitization Corporation and JPMorgan Chase Bank, N.A., successor by merger to Bank One, NA, as Agent.

S.	Incorporated by reference to our Current Report on Form 8-K dated October 11, 2005 (File No. 0-22192):

10.20	Second Amended and Restated Credit Agreement dated as of October 7, 2005 by and among Performance Food Group Company, the Lenders a party thereto, and Wachovia Bank, National Association as Administrative Agent for the Lenders.

10.21	Form of Revolving Credit Note.

T.	Incorporated by reference to our Current Report on Form 8-K dated March 1, 2006 (File No. 0-22192):

10.22	Performance Food Group Company 2006 Cash Incentive Plan.*

U.	Incorporated by reference to our Current Report on Form 8-K dated April 13, 2006 (File No. 0-22192):

10.23	Form of Non-Qualified Stock Option Agreement.*

V.	Incorporated by reference to our Current Report on Form 8-K dated May 17, 2006 (File No. 0-22192):

10.24	Form of Non-Employee Director Restricted Share Award Agreement.*

W.	Incorporated by reference to our Current Report on Form 8-K dated June 29, 2006 (File No. 0-22192):

10.25	Amendment to Receivables Purchase Agreement dated as of June 26, 2006 by and between PFG Receivables Corporation, as Seller, Performance Food Group Company, as Servicer, Jupiter Securitization Corporation and JPMorgan Chase Bank, N.A., successor by merger to Bank One, NA (Main Office Chicago).

X.	Incorporated by reference to our Current Report on Form 8-K dated August 21, 2006 (File No. 0-22192)

10.26	Steven L. Spinner Executive Compensation Summary.*

Exhibit
Number	Description

Y.	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 0-22192) filed November 7, 2006:

10.27	Amendment No. 3 to Rights Agreement dated September 8, 2006 between Performance Food Group Company and Bank of New York, as subsequent Rights Agent.

Z.	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 29, 2007 (File No. 0-22192):

10.28	2007 Named Executive Officer and Director Compensation Summary.*

AA.	Incorporated herein by reference to our Current Report on Form 8-K dated February 27, 2007 (File No. 0-22192):

10.29	Performance Food Group Company 2007 Cash Incentive Plan.*

BB.	Incorporated herein by reference to our Current Report on Form 8-K dated March 6, 2007 (File No. 0-22192):

10.30	Form of Stock Appreciation Right Award Agreement.*

CC.	Incorporated herein by reference to our Quarterly Report for the quarter ended March 31, 2007 (File No. 0-22192) filed May 8, 2007:

10.31	Fourth Amendment to Performance Food Group Company 1993 Employee Stock Incentive Plan.*

10.32	Amendment No. 1 to Performance Food Group Company 2003 Equity Incentive Plan.*

10.33	Third Amendment to Performance Food Group Company 1993 Outside Directors’ Stock Option Plan.*

DD.	Incorporated herein by reference to our Current Report on Form 8-K dated June 27, 2007 (File No. 0-22192):

10.34	Amendment to Receivables Purchase Agreement, dated as of June 25, 2007 is by and among PFG Receivables Corporation, as Seller, Performance Food Group Company, as Servicer, Falcon Asset Securitization Company LLC (assignee of Jupiter Securitization Company LLC) and JPMorgan Chase Bank, N.A., successor by merger to Bank One, NA (Main Office Chicago), as Agent.

EE.	Incorporated herein by reference to our Quarterly Report for the quarter ended September 29, 2007 (File No. 0-22192) filed November 6, 2007:

10.35	Amended and Restated Performance Food Group Company Employee Stock Purchase Plan.*

10.36	Amended and Restated Performance Food Group Company Employee Savings and Stock Ownership Plan.*

10.37	Amended and Restated Performance Food Group Company Senior Management Severance Plan.*

10.38	Amendment No. 1 to Performance Food Group Company 2006 Cash Incentive Plan.*

10.39	Amendment No. 1 to Performance Food Group Company 2007 Cash Incentive Plan.*

Exhibit
Number	Description

10.40	Amended and Restated Performance Food Group Company Supplemental Executive Retirement Plan.*

FF.	Incorporated herein by reference to our Current Report on Form 8-K dated December 3, 2007 (File No. 0-22192):

3.2	Restated Bylaws of Performance Food Group Company, as amended (Restated for SEC electronic filing purposes only).

GG.	Incorporated herein by reference to our Current Report on Form 8-K dated January 18, 2008 (File No. 0-22192):

2.2	Agreement and Plan of Merger, dated as of January 18, 2008, by and among Performance Food Group Company, VISTAR Corporation and Panda Acquisition, Inc. (Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. Performance Food Group Company agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.)

HH.	Filed herewith:

10.41	Named Executive Officer and Director Compensation Summary.*

10.42	Amended and Restated Performance Food Group Company Deferred Compensation Plan.*

10.43	Form of Change of Control Agreement by and between Performance Food Group Company and its Executive Officers.*

10.44	Negative consent amendment to the Second Amended and Restated Credit Agreement dated as of October 7, 2005 by and among Performance Food Group Company, the Lenders a party thereto, and Wachovia Bank, National Association as Administrative Agent for the Lenders.

10.45	Fourteenth Amendment to the Performance Food Group Company Employee Savings and Stock Ownership Plan.

10.46	Fifteenth Amendment to the Performance Food Group Company Employee Savings and Stock Ownership Plan.

21	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 26, 2008.

PERFORMANCE FOOD GROUP COMPANY

By:	/s/ Steven L. Spinner

Steven L. Spinner
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven L. Spinner Steven L. Spinner	Director, President and Chief Executive Officer (Principal Executive Officer)	February 26, 2008

/s/ John D. Austin John D. Austin	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2008

/s/ Robert C. Sledd	Chairman of the Board	February 26, 2008
Robert C. Sledd

/s/ Charles E. Adair Charles E. Adair	Director	February 26, 2008

/s/ Mary C. Doswell Mary C. Doswell	Director	February 26, 2008

/s/ Fred C. Goad, Jr. Fred C. Goad, Jr.	Director	February 26, 2008

/s/ Timothy M. Graven Timothy M. Graven	Director	February 26, 2008

/s/ John E. Stokely John E. Stokely	Director	February 26, 2008

Report of Independent Registered Public Accounting Firm
The Board of Directors
Performance Food Group Company:
We have audited Performance Food Group Company’s (the Company) internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Performance Food Group Company and subsidiaries as of December 29, 2007 and December 30, 2006, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended December 29, 2007, and our report dated February 26, 2008, expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Richmond, Virginia
February 26, 2008

Report of Independent Registered Public Accounting Firm
The Board of Directors
Performance Food Group Company:
We have audited the accompanying consolidated balance sheets of Performance Food Group Company and subsidiaries (the Company) as of December 29, 2007 and December 30, 2006, and the related consolidated statements of earnings, shareholders’ equity and cash flows for each of the fiscal years in the three-year period ended December 29, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Performance Food Group Company and subsidiaries as of December 29, 2007 and December 30, 2006, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended December 29, 2007, in conformity with U.S. generally accepted accounting principles.
As discussed in Notes 2 and 13 to the consolidated financial statements, effective December 31, 2006 the Company adopted Financial Accounting Standards Board’s Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” and effective January 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.”
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2008, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Richmond, Virginia
February 26, 2008

PERFORMANCE FOOD GROUP COMPANY
CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share amounts)	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$87,711	$75,087
Accounts receivable, net, including residual interest in securitized receivables	256,306	226,668
Inventories	329,686	308,901
Prepaid expenses and other current assets	11,182	9,991
Deferred income taxes	22,463	24,818

Total current assets	707,348	645,465
Goodwill, net	356,509	356,509
Property, plant and equipment, net	318,264	291,947
Other intangible assets, net	44,238	47,575
Other assets	19,292	18,279
Assets held for sale	6,389	—

Total assets	$1,452,040	$1,359,775

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Outstanding checks in excess of deposits	$96,633	$88,023
Current installments of long-term debt	64	583
Trade accounts payable	275,580	272,041
Accrued expenses	147,063	144,073

Total current liabilities	519,340	504,720
Long-term debt, excluding current installments	9,529	11,664
Income taxes – long-term	3,530	—
Deferred income taxes	58,947	48,582

Total liabilities	591,346	564,966

Shareholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued, preferences to be defined when issued	—	—
Common stock, $.01 par value; 100,000,000 shares authorized, 35,503,683 and 34,894,380 shares issued and outstanding	355	349
Additional paid-in capital	171,265	155,783
Retained earnings	689,074	638,677

Total shareholders’ equity	860,694	794,809

Total liabilities and shareholders’ equity	$1,452,040	$1,359,775

See accompanying notes to consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)	2007	2006	2005

Net sales	$6,304,892	$5,826,732	$5,721,372
Cost of goods sold	5,480,346	5,052,097	4,973,966

Gross profit	824,546	774,635	747,406
Operating expenses	737,378	699,525	676,928

Operating profit	87,168	75,110	70,478

Other income (expense):
Interest income	3,307	2,164	4,651
Interest expense	(2,148)	(1,732)	(3,246)
Loss on sale of receivables	(7,735)	(7,351)	(5,156)
Other, net	1,009	351	365

Other expense, net	(5,567)	(6,568)	(3,386)

Earnings from continuing operations before income taxes	81,601	68,542	67,092
Income tax expense from continuing operations	30,474	25,642	25,328

Earnings from continuing operations, net of tax	51,127	42,900	41,764

Earnings from discontinued operations, net of tax	—	—	18,499
(Loss) gain on sale of fresh-cut segment, net of tax	(271)	(114)	186,875

Total (loss) earnings from discontinued operations (Note 3)	(271)	(114)	205,374

Net earnings	$50,856	$42,786	$247,138

Weighted average common shares outstanding:
Basic	34,745	34,348	43,233
Diluted	35,156	34,769	43,795
Basic earnings per common share:
Continuing operations	$1.46	$1.25	$0.97
Discontinued operations	—	—	4.75

Net earnings	$1.46	$1.25	$5.72

Diluted earnings per common share:
Continuing operations	$1.45	$1.23	$0.95
Discontinued operations	—	—	4.69

Net earnings	$1.45	$1.23	$5.64

See accompanying notes to consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional		Total Shareholders’
(Dollar amounts in thousands)	Shares	Amount	Paid-in Capital	Retained Earnings	Equity

Balance at January 1, 2005	46,770,660	$468	$525,092	$348,753	$874,313

Issuance of shares for equity based awards, net of cancellations	977,694	10	12,641	—	12,651
Stock compensation expense	—	—	999	—	999
Repurchase and retirement of common stock	(12,166,429)	(122)	(361,596)	—	(361,718)
Tax benefit from exercise of stock options	—	—	3,134	—	3,134
Net earnings-continuing operations	—	—	—	41,764	41,764
Net earnings-discontinued operations	—	—	—	205,374	205,374

Balance at December 31, 2005	35,581,925	356	180,270	595,891	776,517

Issuance of shares for equity based awards, net of cancellations	772,410	8	8,217	—	8,225
Stock compensation expense	—	—	4,880	—	4,880
Repurchase and retirement of common stock	(1,459,955)	(15)	(39,602)	—	(39,617)
Tax benefit from exercise of stock options	—	—	2,018	—	2,018
Net earnings-continuing operations	—	—	—	42,900	42,900
Net loss-discontinued operations	—	—	—	(114)	(114)

Balance at December 30, 2006	34,894,380	349	155,783	638,677	794,809

Issuance of shares for equity based awards, net of cancellations	609,303	6	7,135	—	7,141
Stock compensation expense	—	—	6,609	—	6,609
Tax benefit from exercise of stock options	—	—	1,738	—	1,738
Impact of FIN 48 adoption	—	—	—	(459)	(459)
Net earnings-continuing operations	—	—	—	51,127	51,127
Net loss-discontinued operations	—	—	—	(271)	(271)

Balance at December 29, 2007	35,503,683	$355	$171,265	$689,074	$860,694

See accompanying notes to consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)	2007	2006	2005

Cash flows from operating activities of continuing operations:
Earnings from continuing operations	$51,127	$42,900	$41,764
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	26,679	25,557	22,818
Amortization	3,009	3,312	3,562
Stock compensation expense	6,609	4,880	999
Deferred income taxes	12,720	(4,566)	2,919
Tax benefit from exercise of equity awards	911	1,115	3,134
Gain on sale of investments	(832)	—	—
Other	172	952	611
Changes in operating assets and liabilities:
Increase in accounts receivable	(29,638)	(35,577)	(19,290)
Increase in inventories	(20,785)	(5,828)	(16,054)
(Increase) decrease in prepaid expenses and other current assets	(1,191)	(663)	374
Increase in other assets	(1,134)	(1,933)	(2,843)
Increase in trade accounts payable	3,539	10,799	30,909
Increase in accrued expenses	9,581	10,643	11,661
Change in income taxes payable/receivable, net	(3,878)	14,082	(4,394)

Net cash provided by operating activities of continuing operations	56,889	65,673	76,170

Cash flows from investing activities of continuing operations:
Purchases of property, plant and equipment	(74,931)	(53,688)	(77,576)
Net cash paid for acquisitions	—	—	(3,917)
Proceeds from sale of property, plant and equipment	16,060	462	290
Proceeds from sale of investments	953	—	—
Cash paid for intangibles	—	—	(150)

Net cash used in investing activities of continuing operations	(57,918)	(53,226)	(81,353)

Cash flows from financing activities of continuing operations:
Increase (decrease) in outstanding checks in excess of deposits	8,610	(12,312)	(3,613)
Net payments on revolving credit facility	—	—	(210,000)
Principal payments on long-term debt	(2,654)	(576)	(697)
Proceeds from employee stock option, incentive and purchase plans	7,141	8,225	12,651
Excess tax benefit from exercise of equity awards	827	903	—
Cash paid for debt issuance costs	—	—	(864)
Repurchase of common stock	—	(39,617)	(361,718)

Net cash provided by (used in) financing activities of continuing operations	13,924	(43,377)	(564,241)

Net cash provided by (used in) continuing operations	12,895	(30,930)	(569,424)

Cash flows from discontinued operations (Note 3):
Cash provided by operating activities of discontinued operations	—	6,670	1,121
Cash (used in) provided by investing activities of discontinued operations	(271)	(114)	611,083
Cash provided by financing activities of discontinued operations	—	—	4,359

Total cash (used in) provided by discontinued operations	(271)	6,556	616,563

Net increase (decrease) in cash and cash equivalents	12,624	(24,374)	47,139
Cash and cash equivalents, beginning of year	75,087	99,461	52,322

Cash and cash equivalents, end of year	$87,711	$75,087	$99,461

Supplemental disclosure of non-cash transaction:
Debt assumed through capital lease obligation	—	$9,000	—

See accompanying notes to consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	Description of Business

Performance Food Group Company and subsidiaries (the “Company”) market and distribute over 68,000 national and proprietary brand food and non-food products to over 41,000 customers in the foodservice or “food-away-from-home” industry. The Company services both of the major customer types in the foodservice industry: “street” foodservice customers, which include independent restaurants, hotels, cafeterias, schools, healthcare facilities and other institutional customers, and multi-unit, or “chain” customers, which include regional and national family and casual dining and quick-service restaurants.

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

The fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005 are referred to herein as the years 2007, 2006 and 2005, respectively. The Company uses a 52/53-week fiscal year ending on the Saturday closest to December 31. Consequently, the Company periodically has a 53-week fiscal year. None of the 2007, 2006 or 2005 fiscal years had 53 weeks.

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

Accounts Receivable

Accounts receivable represent receivables from customers in the ordinary course of business, are recorded at the invoiced amount and do not bear interest. Receivables are recorded net of the allowance for doubtful accounts in the accompanying consolidated balance sheets. The Company evaluates the collectibility of its accounts receivable based on a combination of factors. The Company regularly analyzes its significant customer accounts, and when it becomes aware of a specific customer’s inability to meet its financial obligations to the Company, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position, the Company records a specific reserve for bad debt to reduce the related receivable to the amount it reasonably believes is collectible. The Company also records reserves for bad debt for other customers based on a variety of factors, including the length of time the receivables are past due, the financial health of the customer, macroeconomic considerations and historical experience. If circumstances related to specific customers change, the Company’s estimates of the recoverability of receivables could be further adjusted. At December 29, 2007 and December 30, 2006, the allowance for doubtful accounts was $11.2 million and $7.0 million, respectively.

Inventories

The Company’s inventories consist primarily of food and non-food products. The Company values inventories at the lower of cost or market using the first-in, first-out (“FIFO”) method. At December 29, 2007 and December 30, 2006, the Company’s inventory balances of $329.7 million and $308.9 million, respectively, consisted primarily of finished goods. Costs in inventory include the purchase price of the product and freight charges to deliver the product to the Company’s warehouses. The Company maintains reserves for slow-moving, excess and obsolete inventories. These reserves are based upon inventory category, inventory age, specifically identified items and overall economic conditions.

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

Goodwill and Other Intangible Assets

Goodwill and other intangible assets primarily include the cost of acquired subsidiaries in excess of the fair value of the tangible net assets recorded in conjunction with acquisitions. Other intangible assets include customer relationships, trade names, trademarks, patents and non-compete agreements. SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), requires the Company to assess goodwill and other intangible assets with indefinite lives for impairment annually, or more often if circumstances indicate. If impaired, the assets are written down to their fair values. To perform the assessment of goodwill, the Company compared the net assets of its Broadline segment to the discounted expected future operating cash flows of the segment. To perform the assessment of significant other non-amortized intangible assets, the Company compared the book value of the asset to the discounted expected future operating cash flows generated by the asset. The Company’s Customized segment has no goodwill or other intangible assets. Based on the Company’s assessments for 2007, 2006 and 2005, no impairment losses were recorded.

In accordance with SFAS 142, the Company ceased amortizing goodwill and other intangible assets with indefinite lives as of the beginning of 2002. Intangible assets with definite lives are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally three to 30 years.

Impairment of Long-Lived Assets

Long-lived assets held and used by the Company are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the Company compares the carrying value of the asset or asset group to the estimated, undiscounted future cash flows expected to be generated by the long-lived asset or asset group, as required by SFAS 144. Based on the Company’s assessments for 2007, 2006 and 2005, no impairment losses were recorded.

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

Stock Based Compensation
Effective January 1, 2006, in accordance with SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”), the Company began to recognize compensation expense in its consolidated statement of operations for all of its equity awards based on the grant date fair value of the awards. Stock option and stock appreciation rights pricing methods require the input of highly subjective assumptions, including the expected stock price volatility, expected term of the option and expected forfeitures. Compensation cost is recognized ratably over the vesting period of the related equity award.
The following table provides pro forma net earnings and earnings per share had the Company applied the fair value method of SFAS 123 for 2005:

(In thousands)	2005

Net earnings, as reported	$247,138
Add: Stock-based compensation included in net earnings, net of related tax effects	621
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects (includes approximately $7.3 million in 2005 related to the accelerated vesting of certain awards)	(10,328)

Pro forma net earnings	$237,431

Net earnings per common share:
Basic — as reported	$5.72

Basic — pro forma	$5.49

Diluted — as reported	$5.64

Diluted — pro forma	$5.42

Shipping and Handling Fees and Costs
Shipping and handling fees billed to customers are included in net sales. Shipping and handling costs of $331.2 million, $309.8 million and $308.0 million in 2007, 2006 and 2005, respectively, are recorded in operating expenses in the consolidated statements of earnings.
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
Recently Issued Accounting Pronouncements
The Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and requires enhanced disclosures about fair value measurements. SFAS No. 157 will apply when other accounting pronouncements require or permit fair value measurements; it does not require new fair value measurements. This pronouncement is effective for financial statements issued for fiscal years beginning after November 15, 2007; however, on February 12, 2008, the FASB issued a final staff position that delayed the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The Company does not anticipate that the pronouncement will have a material impact on its consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option of Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (SFAS No. 159). SFAS No. 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007; however, the pronouncement will not have a material impact on the Company’s consolidated financial position or results of operations at the date of adoption.

In December 2007, the FASB issued SFAS No. 141 (Revised) Business Combinations (SFAS No. 141R). SFAS No. 141R establishes principles and requirements for how the acquirer in a business combination recognizes, measures and reports the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. The pronouncement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. The Company will adopt this pronouncement in the first quarter of fiscal 2009, and it will impact any acquisitions consummated subsequent to the effective date.

In December 2007, the FASB issued SFAS No. 160 Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (SFAS No. 160). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This pronouncement is effective for fiscal years beginning after December 15, 2008. The Company does not anticipate the pronouncement to have a material impact on its consolidated financial position and results of operations.

3.	Discontinued Operations

In 2005, the Company sold all its stock in the subsidiaries that comprised its fresh-cut segment to Chiquita for $860.6 million and recorded a net gain of approximately $186.8 million, net of approximately $77.0 million in net tax expense. Earnings from discontinued operations for 2005, excluding gain on sale, were $18.5 million, net of tax expense of $14.3 million. In accordance with Emerging Issues Task Force No. 87-24, Allocation of Interest to Discontinued Operations, the Company allocated to discontinued operations certain interest expense on debt that was required to be repaid as a result of the sale and a portion of interest expense associated with the Company’s revolving credit facility and subordinated convertible notes. The allocation percentage was calculated based on the ratio of net assets of the discontinued operations to consolidated net assets. Interest expense allocated to discontinued operations in 2005 totaled $3.2 million.

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

5.	Goodwill and Other Intangible Assets

The following table presents details of the Company’s intangible assets as of December 29, 2007 and December 30, 2006:

	2007			2006
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
(In thousands)	Amount	Amortization	Net	Amount	Amortization	Net

Intangible assets with definite lives:
Customer relationships	$31,746	$13,108	$18,638	$32,859	$12,100	$20,759
Trade names and trademarks	17,228	4,277	12,951	17,228	3,539	13,689
Deferred financing costs	3,570	2,660	910	3,570	2,332	1,238
Non-compete agreements	2,663	2,658	5	3,353	3,198	155

Total intangible assets with definite lives	$55,207	$22,703	$32,504	$57,010	$21,169	$35,841

Intangible assets with indefinite lives:
Goodwill*	$368,535	$12,026	$356,509	$368,535	$12,026	$356,509
Trade names*	11,869	135	11,734	11,869	135	11,734

Total intangible assets with indefinite lives	$380,404	$12,161	$368,243	$380,404	$12,161	$368,243

*	Amortization was recorded before the Company’s adoption of SFAS No. 142.
The Company recorded amortization expense of $3.3 million, $3.6 million and $4.2 million in 2007, 2006 and 2005, respectively. These amounts include amortization of deferred financing costs of approximately $0.3 million, $0.3 million and $0.7 million in 2007, 2006 and 2005, respectively. The estimated future amortization expense on intangible assets as of December 29, 2007 is as follows:

(In thousands)

2008	$3,150
2009	3,146
2010	3,056
2011	2,791
2012	2,785
Thereafter	17,576

Total amortization expense	$32,504

The following table presents the changes in the net carrying amount of goodwill, all of which is allocated to the Company’s Broadline segment, as defined in Note 19, during 2007, 2006 and 2005:

(In thousands)

Balance as of December 31, 2005	$356,597
Purchase accounting adjustments	(88)

Balance as of December 30, 2006 and December 29, 2007	$356,509

6.	Net Earnings per Common Share

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

A reconciliation of the numerators and denominators for the basic and diluted EPS computations is as follows:

	2007			2006			2005
(In thousands, except per share			Per - Share			Per - Share			Per - Share
amounts)	Earnings	Shares	Amount	Earnings	Shares	Amount	Earnings	Shares	Amount

Amounts reported for basic EPS	$51,127	34,745	$1.46	$42,900	34,348	$1.25	$41,764	43,233	$0.97
Dilutive effect of equity awards	—	411		—	421		—	562

Amounts reported for diluted EPS	$51,127	35,156	$1.45	$42,900	34,769	$1.23	$41,764	43,795	$0.95

Options and stock appreciation rights to purchase approximately 2.2 million shares outstanding at December 29, 2007 were excluded from the computation of diluted EPS because of their anti-dilutive effect on EPS for 2007. The exercise prices of these options ranged from $28.02 to $41.15. Options to purchase approximately 2.1 million shares outstanding at December 30, 2006 were excluded from the computation of diluted EPS because of their anti-dilutive effect on EPS for 2006. The exercise prices of these options ranged from $28.02 to $41.15. Options to purchase approximately 1.5 million shares outstanding at December 31, 2005 were excluded from the computation of diluted EPS because of their anti-dilutive effect on EPS for 2005. The exercise prices of these options ranged from $29.40 to $41.15.

7.	Receivables Facility

The Company maintains a receivables purchase facility (the “Receivables Facility”) under which PFG Receivables Corporation, a wholly owned, special-purpose subsidiary, sells an undivided interest in certain of the Company’s trade receivables. PFG Receivables Corporation was formed for the sole purpose of buying receivables generated by certain of the Company’s operating units and selling an undivided interest in those receivables to a financial institution. Under the Receivables Facility, certain of the Company’s operating units sell their accounts receivable to PFG Receivables Corporation, which in turn, subject to certain conditions, may from time to time sell an undivided interest in these receivables to a financial institution. The Company’s operating units continue to service the receivables on behalf of the financial institution at estimated market rates. Accordingly, the Company has not recognized a servicing asset or liability. In June 2007, the Company extended the term of the Receivables Facility through June 23, 2008.

At December 29, 2007, securitized accounts receivable totaled $264.9 million, including $130.0 million sold to the financial institution and derecognized from the consolidated balance sheet. Total securitized accounts receivable includes the Company’s residual interest in accounts receivable (“Residual Interest”) of $134.9 million. At December 30, 2006, securitized accounts receivable totaled $250.8 million, including $130.0 million sold to the financial institution and derecognized from the consolidated balance sheet and the Residual Interest of $120.8 million. The Residual Interest represents the Company’s retained interest in receivables held by PFG Receivables Corporation. The Residual Interest was measured using the estimated discounted cash flows of the underlying accounts receivable based on estimated collections and a discount rate approximately equivalent to the Company’s incremental borrowing rate. The loss on sale of the undivided interest in receivables of $7.7 million, $7.4 million and $5.2 million in 2007, 2006 and 2005, respectively, is included in other expense, net, in the consolidated statements of earnings and represents the Company’s cost of securitizing those receivables with the financial institution.

The Company records the sale of the undivided interest in accounts receivable to the financial institution in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Accordingly, at the time the undivided interest in receivables is sold, the receivables are removed from the Company’s consolidated balance sheet. The Company records a loss on the sale of the undivided interest in these receivables, which includes a discount, based upon the receivables’ credit quality and a financing cost for the financial institution, based upon a 30-day commercial-paper rate. At December 29, 2007, the rate under the Receivables Facility was 5.8% per annum.

The key economic assumptions used to measure the Residual Interest at December 29, 2007 were a discount rate of 6% and an estimated life of approximately 1.5 months. At December 29, 2007, an immediate adverse change in the discount rate and estimated life of 10% and 20%, with other factors remaining constant, would reduce the fair value of the Residual Interest with a corresponding increase in the loss on sale of receivables but would not have a material impact on the Company’s consolidated financial position or results of operations.

8. Concentration of Sales and Credit Risk
Two of the Company’s Customized segment customers, Outback Steakhouse (“Outback”) and CRBL Group (“Cracker Barrel”), account for a significant portion of the Company’s consolidated net sales. Net sales to Outback accounted for approximately 13% of consolidated net sales for each of 2007, 2006 and 2005. Net sales to Cracker Barrel accounted for approximately 8% of consolidated net sales for 2007 and 11% for both 2006 and 2005. The 2006 and 2005 periods included sales to Logan’s before it was divested by Cracker Barrel in December 2006. At both December 29, 2007 and December 30, 2006, amounts receivable from Outback represented 12% of consolidated gross trade accounts receivable. Amounts receivable from Cracker Barrel represented less than 10% of consolidated gross trade accounts receivable at both December 29, 2007 and December 30, 2006.
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
9. Property, Plant and Equipment
Property, plant and equipment as of December 29, 2007 and December 30, 2006 consisted of the following:

(In thousands)	2007	2006	Range of Lives

Land	$16,838	$15,783
Buildings and building improvements	245,671	232,374	15 – 39 years
Transportation equipment	10,937	10,144	7 – 12 years
Warehouse and plant equipment	55,063	50,753	3 – 10 years
Office equipment, furniture and fixtures	75,310	66,902	3 – 10 years
Leasehold improvements	30,726	21,478	Lease term
Construction-in-process	40,395	26,910

	474,940	424,344
Less: accumulated depreciation and amortization	(150,287)	(132,397)

Property, plant and equipment, net	$324,653	$291,947

The above table includes approximately $6.4 million of assets classified as held for sale for one of the Company’s Broadline facilities at December 29, 2007.
10. Long-term Debt
Long-term debt as of December 29, 2007 and December 30, 2006 consisted of the following:

(In thousands)	2007	2006

Industrial Revenue Bonds	$—	$2,642
Other notes payable	593	605

Long-term debt	593	3,247
Capital lease obligation	9,000	9,000

Total long-term debt	9,593	12,247
Less: current installments	(64)	(583)

Total long-term debt, excluding current installments	$9,529	$11,664

Credit Facility
On October 7, 2005, the Company entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”) that provides the Company with up to $400 million in borrowing capacity, with a $100 million sublimit for letters of credit, under a senior revolving credit facility that expires on October 7, 2010 (the “Credit Facility”). The Company has the right, without the consent of the lenders, to increase the total amount of the facility to $600 million. Borrowings under the Credit Agreement bear interest, at the Company’s option, at the Base Rate (defined as the greater of the Administrative Agent’s prime rate or the overnight federal funds rate plus 0.50%) or LIBOR plus a spread of 0.50% to 1.25%. The Credit Agreement also provides for a fee ranging between 0.125% and 0.225% of unused commitments. The Credit Agreement requires the maintenance of certain financial ratios, as described in the Credit Agreement, and contains customary events of default. At December 29, 2007, the Company had no borrowings outstanding, $48.4 million of letters of credit outstanding and $351.6 million available under the Credit Facility, subject to compliance with customary borrowing conditions.
Industrial Revenue Bonds
In 1997 and 1999, prior to its acquisition by the Company, Middendorf Meat issued tax-exempt private activity revenue bonds totaling $3.7 million and $2.0 million, respectively. In January 2007, the Company paid off the remaining principal balance on these bonds.
Maturities of long-term debt, excluding capital lease obligation, are as follows:

(In thousands)

2008	$64
2009	68
2010	73
2011	79
2012	74
Thereafter	235

Total long-term debt, excluding capital lease obligation	$593

Capital Lease Obligation
During 2006, the Company entered into a lease at one of its Broadline operating companies that is being accounted for as a capital lease in accordance with SFAS No. 13, Accounting for Leases; as such the present value of the minimum lease payments was recorded as a liability and corresponding asset, which is included in property, plant and equipment on the consolidated balance sheet. The present value of the minimum lease payments at lease inception was $9.0 million and total interest expense over the life of the lease will be approximately $20.5 million. As of December 29, 2007, the future minimum lease payments under the capital lease, including interest payments, were $0.9 million in each of 2008, 2009, 2010 and 2011, $1.0 million in 2012 and $23.0 million thereafter, which includes $9.0 million of principal; as such, the capital lease obligation is classified as a non-current liability at December 29, 2007.
11. Fair Value of Financial Instruments
The carrying value of cash and cash equivalents, accounts receivable, outstanding checks in excess of deposits, trade accounts payable and accrued expenses approximate their fair values due to the relatively short maturities of those instruments. The value of the Company’s Receivables Facility not recorded on its consolidated balance sheets approximates fair value due to the variable nature of its interest rates. The Company’s Residual Interest in the Receivables Facility is recorded using the estimated discounted cash flows of the underlying accounts receivable, based on estimated collections and a discount rate approximately equivalent to the Company’s incremental borrowing rate. Therefore, the carrying amount of the Residual Interest approximates fair value. See Note 7 for more information about the Receivables Facility.

12. Leases
The Company leases various warehouse and office facilities and certain equipment under long-term operating lease agreements that expire at various dates. The Company expenses operating lease costs, including any rent increases, rent holidays or landlord concessions, on a straight-line basis over the lease term. At December 29, 2007, the Company is obligated under non-cancelable operating lease agreements to make future minimum lease payments as follows:

(In thousands)

2008	$37,275
2009	32,234
2010	25,277
2011	21,181
2012	16,249
Thereafter	113,459

Total minimum lease payments	$245,675

Total rent expense for operating leases was $48.3 million in both 2007 and 2006 and $53.6 million in 2005.
The Company has residual value guarantees to its lessors under certain of its operating leases. These leases and related guarantees are discussed in Note 18. These residual value guarantees are not included in the above table of future minimum lease payments.
Sale-leaseback
During 2007, the Company entered into a substitution of collateral and sale-leaseback transaction involving one of its Broadline operating facilities and one of the Company’s former fresh-cut segment operating facilities. This transaction resulted in the Company being released from a guarantee of future lease payments on the former fresh-cut segment facility that was sold to Chiquita. The Company’s Broadline operating facility was sold to a third party and leased back to the Company pursuant to a lease agreement with an initial term expiring in 2026. This transaction resulted in a gain of approximately $2.9 million. Included within the gain is a $2.5 million liability that was established in connection with the Company’s guarantee. In accordance with SFAS No. 98, Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate, the gain is being amortized over the life of the lease.
13. Income Taxes
Income tax expense for continuing operations consisted of the following:

(In thousands)	2007	2006	2005

Current:
Federal	$16,185	$25,063	$18,674
State	1,637	5,145	3,385

	17,822	30,208	22,059

Deferred:
Federal	10,358	(2,986)	3,449
State	2,294	(1,580)	(180)

	12,652	(4,566)	3,269

Total income tax expense	$30,474	$25,642	$25,328

The Company’s effective income tax rates for continuing operations for 2007, 2006 and 2005 were 37.3%, 37.4% and 37.8%, respectively. Actual income tax expense differs from the amount computed by applying the applicable U.S. federal corporate income tax rate of 35% to earnings before income taxes as follows:

(In thousands)	2007	2006	2005

Federal income taxes computed at statutory rate	$28,560	$23,990	$23,482
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal income tax benefit	3,137	1,879	1,820
Non-deductible expenses	668	1,198	224
Tax credits	(1,267)	(1,338)	(332)
Change in valuation allowance for deferred tax assets	(348)	(216)	139
Other, net	(276)	129	(5)

Total income tax expense	$30,474	$25,642	$25,328

Deferred income taxes are recorded based upon the tax effects of differences between the financial statement and tax bases of assets and liabilities and available tax loss and credit carry-forwards. Temporary differences and carry-forwards that created significant deferred tax assets and liabilities at December 29, 2007 and December 30, 2006, were as follows:

(In thousands)	2007	2006

Deferred tax assets:
Allowance for doubtful accounts	$1,514	$2,853
Inventories	5,578	5,673
Accrued employee benefits	7,839	7,951
Self-insurance reserves	3,804	3,868
Deferred income	963	2,841
Net operating loss carry-forwards	3,205	3,816
State income tax credit carry-forwards	402	247
Stock options	3,815	1,496
Other accrued expenses	4,488	4,826

Total gross deferred tax assets	31,608	33,571
Less: Valuation allowance	(651)	(999)

Total net deferred tax assets	30,957	32,572

Deferred tax liabilities:
Property, plant and equipment	20,387	16,704
Basis difference in intangible assets	40,383	35,347
Prepaid expenses	3,605	690
Other	3,066	3,595

Total deferred tax liabilities	67,441	56,336

Net deferred tax liability	$36,484	$23,764

The net deferred tax liability is presented in the December 29, 2007 and December 30, 2006 consolidated balance sheets as follows:

(In thousands)	2007	2006

Current deferred tax asset	$22,463	$24,818
Non-current deferred tax liability	58,947	48,582

Net deferred tax liability	$36,484	$23,764

The state income tax credit carry-forwards expire in years 2018 through 2022. The net operating loss carry-forwards expire in years 2008 through 2026. In 2007, the Company reduced the valuation allowance against state net operating loss carry-forwards by $0.3 million. The Company believes that it is more likely than not that the net deferred tax assets will be realized.
The Company adopted the Financial Accounting Standards Board’s Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), effective at the beginning of fiscal 2007. As a result of the adoption of FIN 48, the Company recognized a charge of approximately $0.5 million to its beginning retained earnings balance. The following table summarizes the activity related to unrecognized tax benefits:

(In thousands)	Total

Balance at adoption	$6,942
Settlements with taxing authorities	(755)
Expiration of statutes of limitations	(1,718)

Balance at December 29, 2007	$4,469

Included in the balance at December 29, 2007, is $2.1 million ($1.4 million net of federal tax benefit) of unrecognized tax benefits that could affect the effective tax rate for continuing operations.
It is the Company’s continuing practice to recognize interest and penalties related to uncertain tax positions in income tax expense. Approximately $0.9 million and $0.8 million were accrued for interest related to uncertain tax positions at December 29, 2007 and December 30, 2006, respectively.
As of December 29, 2007 and December 30, 2006, substantially all federal, state and local and foreign income tax matters have been concluded for years through 2003. It is reasonably possible that a decrease of $1.1 million ($0.7 million net of federal tax benefit) in the balance of unrecognized tax benefits, primarily related to intercompany transactions and to the timing of expense recognition, may occur within the next twelve months due to statutes of limitations expirations, filing of amended returns and closing and/or settling of audits. Of this amount, up to $1.1 million ($0.8 million net of federal tax benefit) could affect the effective tax rate of continuing operations.
14. Shareholders’ Equity
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
Employees participating in the 401(k) Plan may elect to contribute between 1% and 50% of their qualified compensation, up to a maximum dollar amount as specified by the provisions of the Internal Revenue Code. In 2007, 2006 and 2005, the Company matched employee contributions as follows: 200% of the first 1%, 100% of the next 1% and 50% of the next 2%, for a total match of 4%. A portion of this match, 50% of the first 1% of employee contributions, was made by the Company in shares of its common stock instead of in cash. Matching contributions totaled $9.9 million, $9.1 million, and $8.4 million in 2007, 2006 and 2005, respectively. The Company, at the discretion of its Board of Directors, may make additional contributions to the 401(k) Plan. The Company made no discretionary contributions under the 401(k) Plan in 2007, 2006 or 2005.
In 2004, the Company added the Profit Sharing Plan to the Savings Plan. The Company makes contributions to the Profit Sharing Plan based on the Company’s performance. The Profit Sharing Plan’s requirements for eligibility, allocation methodology, and vesting requirements are structured similar to the ESOP. The contributions are at the discretion of the Board of Directors and will be made in the Company’s common stock. The Company expensed approximately $0.8 million, $0.7 million and $0.4 million in 2007, 2006 and 2005, respectively, associated with this plan.
In 2004, the Company implemented a non-qualified Supplemental Executive Retirement Plan (“SERP”) covering certain key executives. Under the plan, as amended and restated, the Company will make defined contributions to the SERP based on the participant’s qualified compensation and the Company’s performance. Annually, the Company’s Board of Directors determines the appropriate performance threshold. In 2007, 2006 and 2005, the Company recorded expense of $0.4 million, $0.3 million and $0.5 million, respectively, related to the SERP.
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
The 2003 Plan provides for the award of equity-based incentives to officers, key employees, directors and consultants of the Company. Awards under the 2003 Plan may be in the form of stock options, stock appreciation rights, restricted stock, deferred stock, stock purchase rights or other stock-based awards. Stock options and stock appreciation rights granted under the 2003 Plan have an exercise price equal to the market price of the Company’s common stock at the date of grant. The stock options and stock appreciation rights granted under the 2003 Plan typically have terms of 10 years and vest four years from the date of grant. At December 29, 2007, approximately 1,466,000 stock options and stock appreciation rights were outstanding under the 2003 Plan, approximately 881,000 of which were exercisable. At December 30, 2006, approximately 1,302,000 stock options were outstanding under the 2003 Plan, approximately 928,000 of which were exercisable. There were no stock appreciation rights outstanding as of December 30, 2006. Restricted stock is granted under the 2003 Plan and typically vests four years from the date of grant. Approximately 629,000 and 443,000 shares of restricted stock were issued but unvested at December 29, 2007 and December 30, 2006, respectively. No restricted shares were issued prior to 2005. The expense associated with stock options, stock appreciation rights and restricted stock is recognized ratably over the vesting period, less expected forfeitures. Approximately $1.9 million and $1.3 million of stock compensation expense was recognized in the consolidated statement of earnings in 2007 and 2006, respectively, for stock option and stock appreciation rights grants and $4.4 million, $2.8 million and $1.0 million in 2007, 2006 and 2005, respectively, for restricted stock grants. There was no stock compensation expense recognized in the consolidated statement of earnings in 2005 for stock option grants.
The Company also sponsored the 1993 Outside Directors Stock Option Plan (the “Directors’ Plan”). A total of 210,000 shares were authorized for issuance under the Directors’ Plan. The Directors’ Plan provided for an initial grant to each non-employee member of the board of directors of 10,500 options and an annual grant of 5,000 options at the current market price on the date of grant. As discussed above, in May 2003 the Directors’ Plan was replaced by the 2003 Plan. Options granted under the Directors’ Plan have an exercise price equal to the market price of the Company’s common stock on the grant date, vest one year from the date of grant and have terms of 10 years from the grant date. At December 29, 2007, approximately 86,000 options were outstanding under the Directors’ Plan, all of which were exercisable. At December 30, 2006, approximately 101,000 options were outstanding under the Director’s Plan, all of which were exercisable.
The 1993 Plan provided for the award of up to 5,650,000 shares of equity based incentives to officers, key employees and consultants of the Company. As discussed above, in May 2003 the 1993 Plan was replaced by the 2003 Plan. Stock options granted under the 1993 Plan have an exercise price equal to the market price of the Company’s common stock at the grant date. The stock options granted under the 1993 Plan have terms of 10 years and vest four years from the date of grant. At December 29, 2007, approximately 1,161,000 options were outstanding under the 1993 Plan, approximately 1,136,000 of which were exercisable. At December 30, 2006, approximately 1,460,000 options were outstanding under the 1993 Plan, approximately 1,435,000 of which were exercisable.
A summary of the Company’s stock option and appreciation right activity for the year ended December 29, 2007 is as follows:

	2007
		Weighted
		Average Exercise
(In thousands, except per share data)	Shares	Price(1)

Outstanding at beginning of period	2,863	$27.75
Granted	225	29.46
Exercised	(306)	15.51
Canceled	(69)	32.14

Outstanding at end of period	2,713	$29.09

Vested or expected to vest at end of period(2)	2,688	$29.09

Options exercisable at end of period	2,103	$29.01

(1)	Grant price for stock appreciation rights
(2)	Total outstanding less expected forfeitures
At December 29, 2007, the weighted average remaining contractual term for stock options vested or expected to vest and stock options and stock appreciation rights exercisable was 5.2 and 4.4 years, respectively. At December 29, 2007, the aggregate intrinsic value for stock options vested or expected to vest and stock options exercisable was $5.9 million and $5.8 million, respectively. Stock options exercised during 2007, 2006 and 2005 had total intrinsic values of $4.8 million, $5.7 million and $8.8 million, respectively.

The following table summarizes information about stock options and stock appreciation rights outstanding at December 29, 2007:

(Number of shares in thousands)				Options Outstanding		Options Exercisable
				Weighted
				Average	Weighted		Weighted
				Remaining	Average		Average
			Shares Unexercised	Contractual	Exercise	Exercisable at	Exercise
Range of Exercise Prices			at Dec. 29, 2007	Life in Years	Price(1)	Dec. 29, 2007	Price

$ 9.25	-	$ 18.44	387	1.87	$12.29	387	$12.29
18.45	-	28.48	589	5.18	27.70	384	27.87
28.49	-	31.82	762	6.91	30.85	387	31.48
31.83	-	34.58	565	5.80	34.01	535	34.09
34.59	-	41.15	410	4.47	36.93	410	36.93

$ 9.25	-	41.15	2,713	5.21	$29.09	2,103	$29.01

(1)	Grant price for stock appreciation rights
A summary of the Company’s restricted stock activity for the 2007 period is as follows:

	2007
		Weighted Average
		Grant Date
(In thousands, except per share data)	Shares	Fair Value

Non-vested at beginning of period	443	$29.85
Awarded	259	29.73
Vested	(20)	30.81
Forfeited	(53)	29.22

Non-vested at end of period	629	$29.83

Valuation of Stock Options and Stock Appreciation Rights
During 2007, the Company granted approximately 225,000 stock appreciation rights under the Company’s 2003 Plan. The stock appreciation rights were granted with an exercise price of $29.46 and had a capped maximum appreciation of $60 per right, and are to be settled in the Company’s common stock. The Company utilized a Hull-White Lattice Binomial Model, adjusted by the application of a Black-Scholes Merton Model for the capped portion of the award. The grant date fair value of these awards was $13.65, which was calculated using the following assumptions:

2007
Stock price (both Lattice and Black-Scholes)	$29.46
Exercise price (Lattice)	$29.46
Exercise price (Black-Scholes)	$89.46
Volatility (Lattice)	31.31%
Volatility (Black-Scholes)	27.69%
Dividend Yield	0%
Sub-optimal exercise factor	2.83
Risk-free interest rate (4 years)	4.34%
Risk-free interest rate (10 years)	4.59%
Expected term - Black Scholes (in years)	4
Expected term - Lattice (in years)	10
For 2006 and 2005, the Company granted stock options under the Company’s 2003 Plan. The fair value of each option award is estimated as of the date of grant using a Black-Scholes option pricing model. Expected volatility is based on historical volatility of the Company’s common stock. The Company utilizes historical data to estimate expected terms of stock options; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The weighted average assumptions for the periods indicated were as follows:

	2006	2005
Dividend yield	0%	0%
Expected volatility	38.3%	38.1%
Risk-free interest rate	4.9%	4.0%
Expected term (in years)	8.3	8.0
Weighted average grant date fair value of stock options	$15.99	$13.99

Weighted average grant date fair value of restricted stock	$30.93	$28.18
Employee Stock Purchase Plan
The Company maintains the Stock Purchase Plan, which permits eligible employees to invest, through periodic payroll deductions, in the Company’s common stock at 85% of the market price on the last day of the purchase period, as defined in the plan document. The Company is authorized to issue 1,725,000 shares under the Stock Purchase Plan, of which approximately 310,000 shares remained available at December 29, 2007. Purchases under the Stock Purchase Plan are made twice a year on January 15th and July 15th. Shares purchased under the Stock Purchase Plan totaled approximately 99,000, 177,000 and 247,000 during 2007, 2006 and 2005, respectively, and the grant date weighted average fair values of the right to purchase a share of common stock under the Stock Purchase Plan were estimated to be $4.61, $4.56 and $5.24, respectively. Stock compensation expense recognized in the consolidated statement of earnings was approximately $0.3 million in 2007 and $0.8 million in 2006 for the Stock Purchase Plan. There was no stock compensation cost recognized in the consolidated statements of earnings in 2005 for the Stock Purchase Plan.
All Share-Based Compensation Plans
The total share-based compensation cost recognized in operating expenses in the consolidated statements of earnings in 2007, 2006 and 2005 was $6.6 million, $4.9 million and $1.0 million, respectively, which represents the expense associated with our stock options, stock appreciation rights, restricted stock and shares purchased under the Stock Purchase Plan.

At December 29, 2007, there was approximately $4.9 million of total unrecognized compensation cost related to unvested stock options and stock appreciation rights and $10.3 million of total unrecognized compensation cost related to restricted stock, which will be recognized over the remaining weighted average vesting periods of 2.4 years each.
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
17. Supplemental Cash Flow Information
Supplemental disclosures of cash flow information for 2007, 2006 and 2005 are as follows:

(In thousands)	2007	2006	2005

Cash paid during the year for:
Interest — continuing operations	$1,506	$1,010	$3,209
Interest — discontinued operations	$183	$—	$3,551

Income taxes, net of refunds — continuing operations	$24,356	$14,284	$23,829
Income taxes, net of refunds — discontinued operations	$160	$14	$163,332

Effects of companies acquired:
Fair value of assets acquired	$—	$—	$3,917

Net cash paid for acquisitions	$—	$—	$3,917

18. Commitments and Contingencies
The Company’s Broadline and Customized segments had outstanding contracts and purchase orders for capital projects totaling $18.1 million and $0.6 million, respectively, at December 29, 2007. Amounts due under these contracts were not included on the Company’s consolidated balance sheet as of December 29, 2007, in accordance with generally accepted accounting principles.
The Company has entered into numerous operating leases, including leases of buildings, equipment, tractors and trailers. In certain of the Company’s leases of tractors, trailers and other vehicles and equipment, the Company has provided residual value guarantees to the lessors. Circumstances that would require the Company to perform under the guarantees include either (1) the Company’s default on the leases with the leased assets being sold for less than the specified residual values in the lease agreements, or (2) the Company’s decisions not to purchase the assets at the end of the lease terms combined with the sale of the assets, with sales proceeds less than the residual value of the leased assets specified in the lease agreements. The Company’s residual value guarantees under these operating lease agreements typically range between 4% and 20% of the value of the leased assets at inception of the lease. These leases have original terms ranging from two to eight years and expiration dates ranging from 2008 to 2015. As of December 29, 2007, the undiscounted maximum amount of potential future payments under the Company’s guarantees totaled $7.3 million, which would be mitigated by the fair value of the leased assets at lease expiration. The assessment as to whether it is probable that the Company will be required to make payments under the terms of the guarantees is based upon the Company’s actual and expected loss experience. Consistent with the requirements of FASB Interpretation No. (“FIN”) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, the Company has recorded $80,000 of the $7.3 million of potential future guarantee payments on its consolidated balance sheet as of December 29, 2007.
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

On January 18, 2008, January 22, 2008 and January 29, 2008, respectively, three of the Company’s shareholders filed three separate class action lawsuits against the Company and its individual directors in the Chancery Court for the State of Tennessee, 20th Judicial District at Nashville styled as Crescente v. Performance Food Group Company, et al., Case No. 08-140-IV; Neel v. Performance Food Group Company, et al., Case No. 08-151-II; and Friends of Ariel Center for Policy Research v. Sledd, et al. Case No. 08-224-II. The allegations in all three suits arise from the Company’s January 18, 2008, public announcement of entering into a certain merger agreement by and among VISTAR Corporation, Panda Acquisition, Inc. and the Company. VISTAR Corporation is a foodservice distributor controlled by affiliates of The Blackstone Group with a minority interest held by an affiliate of Wellspring Capital Management LLC. Two of the lawsuits also include The Blackstone Group and Wellspring Capital Management as named defendants, and one includes VISTAR Corporation as a named defendant. All three lawsuits were filed in the Chancery Court for the State of Tennessee, specifically in the 20th Judicial District at Nashville.

Each complaint asserts claims for breach of fiduciary duties against the Company’s directors, alleging, among other things, that the consideration to be paid to the Company’s shareholders pursuant to the merger agreement is unfair and inadequate, and not the result of a full and adequate sale process, and that the Company’s directors engaged in “self-dealing”. Two of the complaints also allege aiding and abetting or undue control claims against The Blackstone Group, Wellspring Capital Management LLC and VISTAR. The complaints each seek, among other relief, class certification, an injunction preventing completion of the merger and attorney’s fees and expenses.

By order entered January 28, 2008, the Neel case was transferred to Chancery Court Part IV where the Crescente case is pending. An agreed order has entered by the Court on February 14, 2008 consolidating the Crescente and Neel cases and appointing counsel for those plaintiffs as co-lead counsel for the renamed consolidated matter, In re: Performance Food Group Co. Shareholders Litigation, Case No. 08-140-IV. On February 22, 2008, a motion to reconsider the consolidation order was filed by Friends of Ariel Center for Policy Research. That motion is scheduled to be heard on March 7, 2008. Discovery requests have been served by the plaintiffs on the defendants and various third parties.

The Company intends to vigorously defend itself and its directors against these suits. The Company currently believes these lawsuits will not have a materially adverse effect on its financial condition or its results of operations.

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

			Corporate &
(In thousands)	Broadline	Customized	Intersegment	Consolidated

2007
Net external sales	$3,809,367	$2,495,525	$—	$6,304,892
Inter-segment sales	1,203	247	(1,450)	—
Total sales	3,810,570	2,495,772	(1,450)	6,304,892
Operating profit	82,700	33,551	(29,083)	87,168
Interest expense (income)	7,708	4,766	(13,633)	(1,159)
Loss (gain) on sale of receivables	10,777	3,213	(6,255)	7,735
Depreciation	19,575	6,850	254	26,679
Amortization	3,009	—	—	3,009
Capital expenditures	61,206	13,603	122	74,931

			Corporate &
(In thousands)	Broadline	Customized	Intersegment	Consolidated

2006
Net external sales	$3,478,206	$2,348,526	$—	$5,826,732
Inter-segment sales	527	212	(739)	—
Total sales	3,478,733	2,348,738	(739)	5,826,732
Operating profit	71,619	30,736	(27,245)	75,110
Interest expense (income)	15,394	5,864	(21,690)	(432)
Loss (gain) on sale of receivables	9,937	3,038	(5,624)	7,351
Depreciation	18,969	6,294	294	25,557
Amortization	3,312	—	—	3,312
Capital expenditures	48,206	5,172	310	53,688

2005
Net external sales	$3,480,793	$2,240,579	$—	$5,721,372
Inter-segment sales	653	223	(876)	—
Total sales	3,481,446	2,240,802	(876)	5,721,372
Operating profit	71,723	24,981	(26,226)	70,478
Interest expense (income)	16,970	2,963	(21,338)	(1,405)
Loss (gain) on sale of receivables	7,832	2,849	(5,525)	5,156
Depreciation	17,341	5,174	303	22,818
Amortization	3,562	—	—	3,562
Capital expenditures	29,212	48,252	112	77,576

Total assets by reportable segment and reconciliation to the consolidated balance sheets are as follows:

(In thousands)	2007	2006

Broadline	$943,460	$901,752
Customized	289,450	261,975
Corporate & Intersegment	219,130	196,048

Total assets	$1,452,040	$1,359,775

The sales mix for the Company’s principal product and service categories is as follows (unaudited):

(In thousands)	2007	2006	2005

Center-of-the-plate	$2,554,373	$2,393,103	$2,393,658
Frozen foods	1,167,347	1,003,986	981,013
Canned and dry groceries	1,005,830	1,040,222	1,006,854
Refrigerated and dairy products	717,599	576,892	576,908
Paper products and cleaning supplies	466,388	432,547	417,375
Produce	260,498	223,954	198,337
Procurement, merchandising and other services	71,270	116,801	107,115
Equipment and supplies	61,587	39,227	40,112

Total	$6,304,892	$5,826,732	$5,721,372

20.	Subsequent Events

Merger Agreement with VISTAR Corporation

On January 18, 2008, the Company entered into an agreement and plan of merger with VISTAR Corporation, a Colorado corporation (“VISTAR”) and Panda Acquisition, Inc., a wholly owned subsidiary of VISTAR. VISTAR is a food distributor specializing in the areas of Italian, pizza, vending, office coffee, concessions, fundraising and theater markets, controlled by private investment funds affiliated with The Blackstone Group with a minority interest held by an affiliate of Wellspring Capital Management LLC.

At the effective time of the merger, each outstanding share of the Company’s common stock will be cancelled and converted into the right to receive $34.50 in cash, without interest and subject to applicable withholding requirements. At the effective time of the merger, each outstanding stock option and stock appreciation right, whether vested or unvested, shall become fully vested and exercisable and all restricted shares under the Company’s equity plans shall become fully vested. Each holder of an outstanding stock option or stock appreciation right as of the effective time shall be entitled to receive in exchange for the cancellation of such stock option or stock appreciation right an amount in cash equal to the product of (i) the difference between the $34.50 per share consideration and the applicable exercise price of such stock option or grant price of such stock appreciation right and (ii) the aggregate number of shares issuable upon exercise of such stock option or the number of shares with respect to which such stock appreciation right was granted, without interest and subject to applicable withholding requirements and any appreciation cap set forth in such stock appreciation right.

Consummation of the merger is subject to various closing conditions, including approval of the merger agreement by the Company’s shareholders, expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and other customary closing conditions. The Company expects to close the transaction during the second quarter of 2008. In connection with the proposed merger, the Company suspended the offering period under its Stock Purchase Plan on January 18, 2008. No new shares will be issued under this plan if the merger is consummated. See Note 16 for details of this plan.

Subsequent to the announcement of the planned merger, three of the Company’s shareholders filed three separate class action lawsuits against the Company and its directors. See Note 18 for additional details.

Magee, Mississippi Broadline Facility Closing

On January 9, 2008, the Company’s Board of Directors authorized the closure of the Magee, Mississippi Broadline distribution facility. In connection with the closure of this facility, the Company expects to incur one-time costs during 2008 in the range of approximately $8 million to $10 million on a pre-tax basis. The Company expects that the facility will be closed on or about March 10, 2008. Within the range of expected costs, the Company anticipates that it will incur costs of between $1.5 million and $2.0 million related to severance pay and stay bonuses; $5.0 million to $6.0 million related to real estate valuation reserves and facility lease payments and $1.5 million to $2.0 million for other expenses that include the write-down of assets and costs to consolidate facilities. The Company estimates approximately $2.0 million to $2.5 million of this charge will be cash expenditures incurred during 2008.

Report of Independent Registered Public Accounting Firm
The Board of Directors
Performance Food Group Company:
Under date of February 26, 2008, we reported on the consolidated balance sheets of Performance Food Group Company and subsidiaries (the Company) as of December 29, 2007 and December 30, 2006, and the related consolidated statements of earnings, shareholders’ equity and cash flows for each of the fiscal years in the three-year period ended December 29, 2007, which report appears in the December 29, 2007 annual report on Form 10-K of Performance Food Group Company. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule included herein. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.
In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material aspects, the information set forth therein.

/s/ KPMG LLP

Richmond, Virginia
February 26, 2008

PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

(In thousands)	Beginning Balance	Additions(1)	Deductions	Ending Balance

Allowance for Doubtful Accounts

December 31, 2005	$8,682	8,415	9,278	$7,819

December 30, 2006	$7,819	5,558	6,413	$6,964

December 29, 2007	$6,964	10,171	5,978	$11,157

(1)	Includes provisions and recoveries