Form 10-K/A
period 2007-12-29
PERFORMANCE FOOD GROUP CO
filed 2008-04-28
CIK 908254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A
(Amendment No. 1)
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

EXPLANATORY NOTE
     Performance Food Group Company. (the “Company”) is filing this Amendment No. 1 to Form 10-K to amend its Form 10-K for the year ended December 29, 2007, filed with the Securities and Exchange Commission on February 26, 2008 (“Original Filing”) to include the information omitted from Part III, Item 11 of the Original Filing as the Company has not yet scheduled an annual meeting of shareholders and may not hold such a meeting if the Company’s proposed merger with an indirect subsidiary of an entity controlled by private investment funds affiliated with The Blackstone Group, with a minority interest held by a private investment fund affiliated with Wellspring Capital Management LLC is consummated.
     As a result of this amendment, the Company is also filing as exhibits to this Amendment No. 1 to Form 10-K portions of the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Amendment No. 1 to Form 10-K the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
     Except for the amendments described above, this Amendment No. 1 to Form 10-K does not modify or update other disclosures in, or exhibits to, the Original Filing.

Part III

Item 11. Executive Compensation	3

Part IV

Item 15. Exhibits, Financial Statement Schedules	40
Ex-31.3 Section 302 Certification of the CEO
Ex-31.4 Section 302 Certification of the CFO

Item 11. Executive Compensation.
EXECUTIVE AND DIRECTOR COMPENSATION
Compensation Discussion and Analysis
Overview of Compensation Program and Role of the Compensation Committee
     The Compensation Committee of the Board of Directors has the responsibility for approving compensation policies designed to ensure that management is rewarded appropriately for its contributions to Company growth and profitability and that the executive officer compensation strategy supports the Company’s objectives and shareholder interests. The Compensation Committee seeks to enable the Company to attract and retain high quality leadership and to assure that the executive officers of the Company are compensated in a manner consistent with shareholder interests, the policies adopted by the Compensation Committee, internal equity considerations, competitive practice and the requirements of appropriate regulatory bodies. All of the members of the Compensation Committee are independent directors, and none of these persons has at any time been an officer or employee of the Company or any of its subsidiaries.
Goals of the Company’s Compensation Policies
     A principal goal of the Compensation Committee is to compensate employees fairly for services performed. To that end, the Company has historically established a combination of base salary with a mix of short and long- term incentives designed to recognize outstanding efforts by rewarding performance at or above established goals. The Compensation Committee also seeks to provide an appropriate balance between cash and equity awards to increase executive officers’ loyalty to the Company and align executive officers’ interests with those of the shareholders - with the ultimate goal of increasing shareholder value over the long term.
Role of Executive Officers in Compensation Decisions
     The Compensation Committee makes all compensation decisions for the Company’s executive officers (which includes all the named executive officers identified in the Summary Compensation Table below) and makes all equity awards (based upon recommendations received from the executive officers) to other officers and employees of the Company. Decisions regarding the non-equity compensation of other key employees is made by the Chief Executive Officer and reviewed with the Compensation Committee. The Compensation Committee annually evaluates the Chief Executive Officer’s performance and discusses in detail with the Chief Executive Officer his review of the other executive officers’ performance.

Establishing Compensation for Executive Officers
     With these goals in mind, the Compensation Committee has designed a program to provide executive officers annual and long-term cash and non-cash compensation, a significant portion of which is designed to reward the executive officers for achieving goals established by the Compensation Committee. The Compensation Committee at times has engaged Mercer Human Resource Consulting, an outside human resources consulting firm, to review from time to time the total compensation program for the Company’s executive officers. Mercer provides the Compensation Committee with relevant market and other data and alternatives to consider when making compensation decisions. In making its compensation decisions, the Company from time to time compares the elements of its compensation programs against a group of comparable companies in the same or similar businesses, generally foodservice distribution or other distribution businesses. The companies comprising the peer group most recently utilized for these comparison purposes were:

Arrow Electronics Inc.	Owens & Minor Inc.
Avent Inc.	Henry Schein Inc.
C.H. Robinson Worldwide Inc.	Supervalu Inc.
Genuine Parts Co.	Synnex Corp.
Grainger (W.W.) Inc.	Sysco Corp.
Ingram Micro Inc.	Tech Data Corp.
CNF Inc.	United Stationers Inc.
Nash Finch Inc.	YRC Worldwide Inc.
The Compensation Committee has in the past used both information provided by Mercer and recommendations from the Company’s Chief Executive Officer to determine the appropriate level and mix of total compensation, including incentive compensation. In setting the 2007 compensation for the named executive officers, the Compensation Committee did not consult with Mercer or review the compensation programs of the above peer group, but rather based their decision on information previously provided by Mercer and the recommendation of the Chief Executive Officer.
Components of 2007 Compensation for Executive Officers
     For the fiscal year ended December 29, 2007, the principal components of compensation for executive officers were:
     Base Salary. The Company provides executive officers with their base salary to compensate them for services provided during the year. The Compensation Committee generally establishes base salaries for the executive officers on an annual basis at a meeting of the Compensation Committee held in the first quarter of the year. In general, base salaries are targeted to be near or just below the mid-point of the peer group, which the Company believes reflects its focus on linking compensation more closely to performance. In setting the 2007 compensation, the Compensation Committee considered not only the market data previously provided by Mercer in establishing base salary but also the executive officer’s performance and the level of base salary relative to other executive officers. Taking all of these factors into account, the Committee approved base salaries for our named executive officers in the following amounts:

Name	2007 Base Salary(1)	2006 Base Salary(2)
Steven L. Spinner	$655,000	$600,000
Thomas Hoffman	$360,000	$340,000
John D. Austin	$353,000	$340,000
Joseph Paterak, Jr.	$302,000	$293,000
Joseph J. Traficanti	$270,000	$240,000

(1)	Effective March 1, 2007.

(2)	Effective March 1, 2006. Mr. Spinner’s base salary became effective October 1, 2006, when he began serving as the Company’s Chief Executive Officer.
     Performance-based cash incentive compensation. To closely align an executive officer’s compensation to the Company’s goals, the Compensation Committee believes that a substantial portion of an executive officer’s compensation should be incentive-based. Therefore, the Compensation Committee has implemented a cash incentive program that provides executive officers with the opportunity to earn cash incentive compensation for the achievement of annual goals as well as for the achievement of goals set for an intermediate period of two years. After consulting with the Company’s executive officers regarding the Company’s expected performance and operating goals for coming years, the Compensation Committee first established an earnings per diluted share threshold that the Company was required to achieve in order for a named executive officer to be eligible to receive incentive payments, which payments were further conditioned on achieving specified individual goals. The earnings per diluted share threshold to be eligible to receive a cash incentive award was $1.28 for the one-year period ended December 29, 2007. The Compensation Committee also established a series of quantitative and qualitative performance measures for cash incentive compensation for each executive officer which, if achieved, would allow the executive officer to earn a specified portion of his or her cash incentive compensation opportunity. Given these targeted cash incentive compensation amounts, in general an executive officer would have the opportunity to earn cash incentive compensation equal to an additional percentage, which varies by officer, of his or her salary upon the attainment of all the performance objectives set forth for that individual. Those amounts could be increased upon the achievement of performance which substantially exceeds the performance goals. Information with respect to the amount of cash incentive plan compensation for the one- and two-year periods ended December 29, 2007 is set forth in Note 3 to the Summary Compensation Table.
     One-Year Period Ended December 29, 2007
     Set forth below are the specific quantitative and qualitative performance measures applicable to each named executive officer and used in determining the amount of cash incentive compensation payable to the named executive officer for the one-year period ended December 29, 2007.
     Steven L. Spinner

		Cash
		Incentive
		Payout as a
		Percentage
		of Base
Performance measure	Applicable Target	Salary
Earnings per diluted share excluding, in the discretion of the Compensation Committee, the impact of acquisitions, write-offs from facility restructurings and acts of God as well as unusual one-time charges or earnings	$1.33	0%
	$1.38	16%
	$1.42	32%
	$1.48	48%

Internal sales	$5,922,000,000	0%
	$6,111,000,000	6%
	$6,300,000,000	16%
	$6,426,000,000	26%

Operating margin from continuing operations, including the impact of stock compensation expense, but excluding the impact of any acquisitions	1.31%	0%
	1.36%	7%
	1.40%	11%
	1.44%	16%

Return on capital from continuing operations including restricted share expense, but excluding the impact of any acquisitions	6.00%	0%
	6.16%	5%
	6.26%	9%
	6.36%	13%

Ensure satisfactory completion of key 2007 project-based objectives	Plan in place but behind schedule somewhat	7%
	Plan in place and on schedule	12%
	Plan in place and ahead of schedule	17%

Thomas Hoffman

		Cash
		Incentive
		Payout as a
		Percentage of
Performance Measure	Applicable Target	Base Salary
Earnings before interest and taxes for the Company’s Customized segment	$31,000,000	0%
	$31,400,000	7%
	$31,996,628	14%
	$32,800,000	21%

Cumulative revenue from the Company’s Customized segment	$2,495,000,000	0%
	$2,560,000,000	6%
	$2,619,574,000	12%
	$2,900,000,000	18%

Earnings per diluted share excluding, in the discretion of the Compensation Committee, the impact of acquisitions, write-offs from facility restructurings and acts of God as well as unusual one-time charges or earnings	$1.33	0%
	$1.38	6%
	$1.42	12%
	$1.48	18%

Customized segment’s cumulative return on capital	16.7%	0%
	17.3%	6%
	17.8%	12%
	18.5%	18%

Customized segment’s earnings before interest and taxes as a percentage of the Customized segment’s net sales	1.20%	0%
	1.22%	4%
	1.24%	8%
	1.26%	12%

Assurance of adequate control environment	No material weaknesses	0%
	No significant deficiencies	3%

Service of $200 million of new customer business net of any loss	By November 15, 2007	0%
	By August 30, 2007	5%
	By June 30, 2007	10%
	By April 30, 2007	15%

Identified a possible successor chief executive officer for the Customized segment	By August 30, 2007	6%
	By June 30, 2007	12%
	By April 30, 2007	15%

John D. Austin

		Cash
		Incentive
		Payout as a
		Percentage of
Performance Measure	Applicable Target	Base Salary
Earnings per diluted share excluding, in the discretion of the Compensation Committee, the impact of acquisitions, write-offs from facility restructurings and acts of God as well as unusual one-time charges or earnings	$1.33	0%
	$1.38	12%
	$1.42	25%
	$1.48	38%

Return on capital from continuing operations including restricted share expense, but excluding the impact of any acquisitions	6.00%	0%
	6.16%	11%
	6.26%	25%
	6.36%	37%

Ensure effective internal control environment	100% compliance with no significant deficiencies	3%

Attainment of consolidated earned income objectives, net of programs moved from affiliated subsidiary of the Company	$159,877,000	0%
	$163,684,000	4%
	$176,731,000	10%
	$185,568,000	14%

Development of shared services model for cash application, earned income and accounts payable	Working model rolled out by the second quarter of 2008	3%
	Working model rolled out by the first quarter of 2008	7%
	One operating company converted	8%
Joseph Paterak

		Cash
		Incentive
		Payout as a
		Percentage of
Performance Measure	Applicable Target	Base Salary
Broadline segment’s earnings before interest and taxes, excluding the impact of any acquisitions	$87,300,000	0%
	$88,200,000	12%
	$89,361,000	25%
	$91,300,000	35%

Broadline segment’s earnings before interest and taxes (excluding the impact of any acquisitions) as a percentage of Broadline segment’s net sales	2.25%	0%

		Cash
		Incentive
		Payout as a
		Percentage of
Performance Measure	Applicable Target	Base Salary
	2.35%	5%
	2.40%	8%
	2.48%	17%

Total street sales	$0	0%
	$1,650,000,000	3%
	$1,710,934,000	7%
	$1,800,000,000	11%

Attainment of consolidated earned income objectives, net of programs moved from affiliated subsidiary of the Company	$159,877,000	0%
	$163,684,000	7%
	$176,731,000	18%
	$185,568,000	21%

Return on capital from continuing operations including restricted share expense, but excluding the impact of any acquisitions	6.00%	0%
	6.16%	7%
	6.26%	11%
	6.36%	17%

Earnings per diluted share excluding, in the discretion of the Compensation Committee, the impact of acquisitions, write-offs from facility restructurings and acts of God as well as unusual one-time charges or earnings	$1.33	0%
	$1.38	4%
	$1.42	11%
	$1.48	15%
Joseph J. Traficanti

		Cash
		Incentive
		Payout as a
		Percentage of
Performance Measure	Applicable Target	Base Salary
Attainment of consolidated earned income objectives, net of programs moved from affiliated subsidiary of the Company	$159,877,000	0%
	$163,684,000	4%
	$176,731,000	7%
	$185,568,000	13.5%

Individual objectives (5% reduction in the Company’s consolidated legal costs, standardized repository of MUA contracts that are greater than $5 million annually, implement a new code of conduct and perform audit and standardization of supplier contracts)	subjective	3%
	subjective	6%
	subjective	9%

Ensure effective internal control environment	No significant deficiencies and 100% compliance	3%

Return on capital from continuing operations including restricted share expense, but excluding the impact of any acquisitions	6.00%	0%

		Cash
		Incentive
		Payout as a
		Percentage of
Performance Measure	Applicable Target	Base Salary
	6.16%	9%
	6.26%	17%
	6.36%	22%

Earnings per diluted share excluding, the discretion of the Compensation Committee, the impact of acquisitions, write-offs from facility restructurings and acts of God as well as unusual one-time charges or earnings	$1.33	0%
	$1.38	9%
	$1.42	20%
	$1.48	27%
     Two-year period ended December 29, 2007
     For the two-year period ended December 29, 2007, each of the named executive officers other than Messrs. Spinner, Hoffman and Paterak, could earn cash incentive compensation based on the Company’s achieving certain earnings per diluted share levels within a targeted range established by the Compensation Committee in February 2006, which range was established based on growth assumptions over the earnings per diluted share estimates for the one-year period ended December 30, 2006 then available to the Compensation Committee. The targets for these named executive officers ranged from a low of $1.48 per diluted share (which would have resulted in no cash incentive payment) to a high of $1.69 per diluted share (which would have resulted in a cash incentive payment equal to 35% of the named executive officer’s base salary paid for 2007), with $1.60 per diluted share (and a cash incentive payment equal to 25% of the named executive officer’s base salary paid for 2007), established as the expected level of performance. These earnings per diluted share targets were established by the Compensation Committee without regard to the impact of stock compensation expense on the Company’s earnings per diluted share and the Compensation Committee determined that measurement of achievement of these targets for this purpose should also exclude the impact of stock compensation expense. Payments tied to the Company’s earnings per diluted share could be positively or negatively adjusted for actual performance within the established ranges. When comparing the Company’s 2007 actual performance to these targets, the Compensation Committee excluded the impact of stock compensation expense in accordance with its original criteria.
     For the two-year period ended December 29, 2007, the cash incentive compensation opportunity for Mr. Spinner was impacted by his promotion on October 1, 2006 to chief executive officer of the Company. For the 15-month period that Mr. Spinner served as chief executive officer of the Company, his cash incentive payment opportunity was based on the Company’s targeted consolidated earnings per diluted share described above. For the nine-month period that he served as the chief executive officer of the Company’s broadline operating segment, his cash incentive payment opportunity was based one-half on the Company’s consolidated earnings per diluted share targets described above (with a 50% reduction in the payout targets described above) and one-half on the Company’s broadline operating segment achieving targeted earnings before interest and taxes ranging from a low of $101,000,000 (which would have resulted in no cash incentive payment) to a high of $115,000,000 (which would have resulted in a cash incentive payment equal to 17.5% of his base salary paid for 2007), with $108,500,000 (and a cash incentive payment equal to 12.5% of his base salary paid for 2007), established as the expected level of performance. Payments tied to the Company’s broadline operating segment’s earnings before interest and taxes could be positively or negatively adjusted for actual performance within the established ranges.
     For the two-year period ended December 29, 2007, the cash incentive compensation opportunity for Mr. Paterak was impacted by his promotion on October 1, 2006 to senior vice president of the Company’s broadline operations. For the 15-month period that Mr. Paterak served as senior vice president of the Company’s broadline operations, his cash incentive payment opportunity was based one-half on the Company’s consolidated earnings per diluted share targets described above (with a 50% reduction in the payout targets described above) and one-half on the Company’s broadline operating segment achieving targeted earnings before interest and taxes ranging from a low of $101,000,000 (which would have resulted in no cash incentive payment) to a high of $115,000,000 (which would have resulted in a cash incentive payment equal to 17.5% of his base salary paid for 2007), with $108,500,000 (and a cash incentive payment equal to 12.5% of his base salary paid for 2007), established as the expected level of performance. Payments tied to the Company’s broadline operating segment’s earnings before interest and taxes could be positively or negatively adjusted for actual performance within the established ranges.
     For the two-year period ended December 29, 2007, Mr. Hoffman’s cash incentive compensation opportunity was based one-third on the consolidated earnings per diluted share targets described above (with a 66.6% reduction to the payout targets described above) and two-thirds on the Company’s customized operating segment achieving targeted earnings before interest and taxes ranging from a low of $30,000,000 (which would have resulted in no cash incentive payment) to a high of $34,000,000 (which would have resulted in a cash incentive payment equal to 23.3% of his base salary for 2007), with $32,200,000 (and a payment equal to 16.7% of his base salary paid for 2007), established as the expected level of performance. Payments tied to the Company’s customized operating segment’s earnings before interest and taxes could be positively or negatively adjusted for actual performance within the established ranges.
     There were no individual performance goals for the two-year period ended December 29, 2007 for any of the named executive officers.
     Long-term equity incentive compensation. The Company’s equity-based awards program encourages executive officers to focus on long-term Company performance and more closely aligns the interest of executive officers with shareholders by increasing their stake in the Company. All equity-based awards are made pursuant to the provisions of incentive plans approved by the Company’s shareholders. Equity-based awards for 2007 included a combination of stock-settled stock appreciation rights and grants of restricted stock. The Company values stock–settled stock appreciation rights by calculating their value at the date of grant using the Hull-White lattice binomial model and the value of restricted stock by calculating its aggregate market value as of the date of grant.
     In March 2007, the Compensation Committee began awarding stock-settled stock appreciation rights to the Company’s named executive officers in lieu of stock options. The Compensation Committee made this change because it believed that it would be more cost effective and efficient to award stock-settled stock appreciation rights with a cap on their ultimate value. Like an option, a stock appreciation right is designed to reward increases in the Company’s share price over the exercise price. However, with a stock appreciation right, the Compensation Committee can impose a cap on the aggregate value awarded under the right. In the case of the awards granted in March 2007, the right will not have any value in excess of a $60 per share increase in the Company’s share price over the grant price. The Compensation Committee believed that this award will still have a meaningful motivating effect for the award recipients and at the same time significantly reduce the cost impact of the award on the Company’s net income. The Compensation Committee also considered that awarding stock appreciation rights, which will be settled in shares of the Company’s common stock, will offer increased administrative ease since in some cases no cash is required to be exchanged upon exercise and because these stock appreciation rights will generally be less dilutive than options when exercised since shares are issued for the net value of the award.
     The Compensation Committee generally establishes a four-year cliff-vesting period for both stock-settled stock appreciation rights and restricted stock to encourage executive officers’ loyalty and continued service to the Company. In addition, the stock-settled stock appreciation rights provide for a maximum appreciation of $60 per right. During the 2005 and 2006 fiscal years, the Compensation Committee determined that it was appropriate to offer a group of key employees including executive officers the choice of the precise percentage (within a specified range) of his or her equity-based award which would consist of options on the one hand or restricted stock on the other. In making the choice, the executive officer was generally offered the opportunity to select one share of restricted stock or three stock options. In connection with the March 2007 grants, the Compensation Committee eliminated the ability of the named executive officer to exercise discretion in selecting the mix of awards that he or she could receive.
     During March 2007, stock-settled stock appreciation rights and restricted shares of the Company’s common stock were granted to our named executive officers, pursuant to the Company’s 2003 Equity Incentive Plan, as follows:

	Stock-Settled Stock
	Appreciation Rights Subject to		Number of Time-Based
Name	Time-Based Vesting	Grant Price(1)	Vesting Restricted Shares
Steven L. Spinner	37,800	$29.46	9,000
Thomas Hoffman	10,500	$29.46	3,500
John D. Austin	14,700	$29.46	3,500
Joseph Paterak, Jr.	9,450	$29.46	2,250
Joseph J. Traficanti	8,400	$29.46	2,000

(1)	The grant price per share is equal to the fair market value of the Company’s common stock on the date of the grant.
     Policies with respect to making equity-based awards. When awarding annual grants related to long-term equity incentive compensation, the Compensation Committee takes into consideration the Company’s results of operations for the prior fiscal year in relation to internally prepared forecasts for that year; the contributions and individual performance of award recipients in comparison to previously established goals and objectives, including operational initiatives; the contributions of award recipients to the creation of long-term shareholder value; the existing level of equity ownership of the award recipient; and overall levels of compensation for each individual. The Compensation Committee also considers the recommendations of members of senior management with respect to the mix of restricted shares and stock appreciation rights to be awarded in connection with the annual grant. The operational initiatives considered by the Compensation Committee when awarding equity-based incentives in March 2007 included increasing street sales as a percentage of broadline sales, strengthening internal controls and implementing a new technology platform.
     It is the policy of the Compensation Committee to award eligible employees including named executive officers equity-based awards one time a year. That award is generally made during the first quarter or early in the second quarter of the year after the Compensation Committee has had the opportunity to review full year results for the prior year and consider the Company’s anticipated results for the succeeding year. Prior to this time, the Compensation Committee has also given the executive officer the opportunity to express his or her interest in the mix of restricted shares and options to be received. The Compensation Committee may make an exception to this general policy in the event that a new executive officer is hired or an executive officer receives a promotion. With respect to the date of awards, the Compensation Committee strives to ensure the grants are made following the public release of important information such as year-end results or anticipated results for the succeeding year.
Retirement Plans
     The Company believes that an important aspect of attracting and retaining qualified individuals to serve as executive officers involves providing methods for those individuals to save for retirement. Some of those methods are available to the Company’s employees generally, and some are available to a smaller group recognizing the limitations on amounts that may be saved under the Company’s qualified plans included in the Employee Savings and Stock Ownership Plan.
     Employee Savings and Stock Ownership Plan. All employees of the Company who complete sixty days of service are eligible to participate in this plan. This plan is a qualified plan subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA). The Plan has two components: an Employee Stock Ownership Plan (the “ESOP”) and a Defined Contribution Plan (the “401(k) Plan”). In addition, this plan provides for a discretionary profit sharing component pursuant to which the Company may allocate contributions to participants that meet certain eligibility requirements. All shares of Company common stock held by the 401(k) Plan and subject to the ESOP component were allocated to participants prior to 2006 and no new participants in the ESOP component of the 401(k) Plan can be added. With respect to the 401(k) component of the 401(k) Plan, participants may elect to contribute specified percentages of their salary subject to an overall maximum of $11,216 in 2007. In 2007, the Company matched 200% of the first 1% of participant contributions, 100% of the next 1% of participant contributions and 50% of the next 2% of participant contributions. Also in 2008, the Company approved and recorded a discretionary profit-sharing allocation in the amount of $664 to each participant in that component of the 401(k) Plan based on the Company’s consolidated pre-tax profits during the 2007 fiscal year. Participants may direct their contributions to one or more of twenty-four investment options available to them.
     Supplemental Executive Retirement Plan. In 2003, the Board of Directors, acting on the recommendation of the Compensation Committee, adopted the Supplemental Executive Retirement Plan (the “SERP”) in which certain key employees of the Company, including the executive officers (other than Mr. Sledd, who voluntarily elected not to participate), could participate as determined by the Compensation Committee. Under the terms of the SERP as in effect prior to 2006, the Compensation Committee authorized the Company to contribute 5% of each participant’s salary and bonus to a participant’s SERP account and for every 1% that the Company achieves over 95% of a performance target established by the Compensation Committee during a fiscal year, an additional 1% of the participant’s salary and bonus. The maximum contribution that can be made for any participant for any fiscal year is 20% of the participant’s salary and bonus. Contributions made prior to 2006 vest upon six years of service. Contributions in and after 2006 vest upon ten years of service. On November 17, 2006, the Company’s Board of Directors approved certain amendments to the SERP which:
•	change the contribution formula for contributions credited to a participant’s account for the period beginning on or after December 31, 2006 to eliminate the 5% base contribution and enhance the performance contribution under the SERP so that (1) a 2% performance contribution would be earned for each 1% of targeted earnings before interest and taxes achieved between 95% and 100% of the targeted amount, and (2) an additional 1% contribution would be earned for each 1% of targeted earnings before interest and taxes achieved in excess of 100% of the targeted amount, up to 110%;

•	change the vesting schedule for contributions credited for periods beginning on or after December 31, 2006 such that 50% of such contributions vest after five years of service, with the remainder vesting 10% per year for each year of service thereafter; and

•	change the timing of the payment of benefits under the Plan for participants who terminate participation or employment prior to retirement at age 65.
For the fiscal year ended December 29, 2007, the earnings before interest and taxes performance target established by the Compensation Committee was $89,428,000. More information with respect to the SERP is set forth on page 21 hereof.
     Nonqualified Deferral of Compensation. The Company also affords key employees including executive officers an opportunity to save for retirement by electing to defer up to 100% of their cash compensation. The only direct compensatory aspect of this plan for the named executive officers is that participants in this plan are afforded the opportunity to select hypothetical investment alternatives tied to publicly available mutual funds as well as a fixed rate of return with an interest crediting rate of 7% currently. The amounts available for payment under this plan are increased or decreased as a result of new deferrals and the performance of these investment alternatives.
Certain Payments to Named Executive Officers upon Termination of Employment
     The Company does not have in effect employment agreements with any of its named executive officers. However, pursuant to the Company’s Amended and Restated Senior Management Severance Plan, which is described in more detail on page 26, the Company provides severance benefits to executive officers who are terminated without cause based upon their length of service with the Company. In return for receiving such benefits, the former employee must agree to certain confidentiality, non-competition and non-solicitation provisions for the benefit of the Company as well as provide a general release to the Company.
     The length of time that an executive officer would continue to receive his or her base salary under the Amended and Restated Senior Management Severance Plan is based on the person’s pay grade and length of service to the Company or any of its subsidiaries at the time of termination. The Compensation Committee has chosen to base the severance benefits on this formula rather than separately negotiated arrangements with each individual in an attempt to treat participants in the plan equitably based on their level of responsibility and years of service to the Company. In establishing the amount of the payments and the length of time that the payments will be made pursuant to this plan the Compensation Committee also took into account the need for these payments to be at competitive levels so that the Company is able to retain existing executive officers who are not a party to any employment agreement with the Company and to recruit experienced executives who may have concerns about giving up job security with their current employer and who also seek mitigation of the risk that the Company might terminate them without cause after they become employed without the protections of any employment agreement. When establishing the amount and length of these payments, the Compensation Committee also believed that the size and duration of the payments were important to ensuring that the terminated executive complied with the post-termination covenants related to confidentiality, non-competition and non-solicitation.

     In addition, the Company has in effect for its named executive officers “Change in Control” Agreements. Those agreements are “double-trigger agreements,” which generally provide that if an employee is terminated without cause or resigns for good reason within a specified period of time following a change in control, then the employee will receive 2.99 times his or her highest base salary, either before or after the change in control and 2.99 times his or her average bonus for the three fiscal years prior to the change in control or after the change in control. In addition, the Change in Control Agreement provides for the payment to the executive of an amount necessary to reimburse the executive on an after-tax basis for any excise tax payable under Section 4999 of the Internal Revenue Code in connection with the change in control. Provisions in the Amended and Restated Senior Management Severance Plan provide that payments under that plan will not be duplicated by payments under the Change in Control Agreements.
     In establishing the multiples of base salary and bonus that a terminated named executive officer would be entitled to receive following his or her termination after a change in control, the Compensation Committee considered the need to be able to competitively recruit and retain talented executive officers who often times seek protection against the possibility that they might be terminated without cause or be forced to resign for good reason following a change in control. When establishing the multiples, the Compensation Committee also sought to provide benefits at a level that it believed would provide appropriate compensation for the named executive officer in the event of consummating a transaction that, although possibly detrimental to the individual’s employment prospects with the resulting company, would be beneficial to the Company’s shareholders and for the limitations on the ability of the named executive officer to compete with the resulting company, and the resulting benefits to the Company as a result of these limitations.
     Given the fact that the Company does not have employment agreements with its named executive officers, the Compensation Committee believes that the protections afforded in the Amended and Restated Senior Management Severance Plan and the Change in Control Agreements are reasonable and are an important element in retaining executive officers.
Compensation Decisions for 2008
     On February 28, 2008, the Compensation Committee established base salaries for the named executive officers and criteria for the one-year and two-year cash incentive periods ending December 27, 2008 and January 2, 2010, respectively. When establishing these base salaries and setting these performance criteria, the Compensation Committee was limited by the terms of the agreement and plan of merger that the Company entered into with VISTAR Corporation on January 18, 2008, which requires that the Company approve base salary increases and establish cash incentive performance criteria and payout opportunities consistent with past practices. In addition, because the terms of the merger agreement prohibit the Compensation Committee from granting equity-based incentives to the Company’s employees, including the named executive officers, no such awards have been granted to the named executive officers in 2008. In lieu of these awards on February 28, 2008, the Compensation Committee approved awards to employees that are not named executive officers and to Mr. Paterak, that provide for the payment of cash incentives to these employees in the event that the merger with VISTAR Corporation is consummated and the employee continues to be employed by the surviving corporation following consummation of the merger. These payments will be made 25% per year on the first four anniversaries of the closing of the merger, contingent upon continued employment, and will not be accelerated as a result of consummation of the merger. The total amount of these cash payments is $8.0 million, with Mr. Paterak’s award totaling $300,000.
     The table below summarizes the current base salary levels for the named executive officers that were approved by the Compensation Committee on February 28, 2008 and were effective as of March 1, 2008.

2008 Base
Name	Salary
Steven L. Spinner	$681,200
Thomas Hoffman	$374,400
John D. Austin	$367,120
Joseph Paterak, Jr.	$314,080
Joseph J. Traficanti	$280,800

     In connection with the pending merger of the Company and VISTAR Corporation, the Compensation Committee approved the payment of cash bonuses totaling $1.0 million to certain of the Company’s employees on February 28, 2008. Payments under this plan were made on March 6, 2008 to employees identified by the Compensation Committee in recognition of these employees’ services provided in connection with the negotiation of the merger agreement and consummation of the merger, including assisting VISTAR’s efforts related to financing the transaction.
     The amounts paid to the Company’s named executive officers were as follows:

Steven L. Spinner	$315,000
John D. Austin	$185,000
Joseph J. Traficanti	$100,000
Tax and Accounting Implications
     Deductibility of Executive Compensation. As part of its role, the Compensation Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Internal Revenue code, which provides that the Company may not deduct compensation of more than $1,000,000 that is paid to certain individuals. The Company believes that compensation paid under the incentive plans are generally fully deductible for federal income tax purposes. However, in certain situations, the Compensation Committee may approve compensation that will not meet these requirements in order to ensure competitive levels of total compensation for its executive officers.
     Nonqualified Deferred Compensation. On October 22, 2004, the American Jobs Creation Act of 2004 was signed into law, changing the tax rules applicable to nonqualified deferred compensation arrangements. While the final regulations have not become effective yet, the Company believes it is operating in good faith compliance with the statutory provisions which were effective January 1, 2005.
     Accounting for Stock-Based Compensation. Beginning on January 1, 2006, the Company began accounting for stock-based payments including its Stock Option Program, Long-Term Stock Grant Program, Restricted Stock Program and Stock Award Program in accordance with the requirements of FASB Statement 123(R).
Compensation Committee Report
     The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Amendment No. 1 to the Company’s Annual Report on Form 10-K.

Charles E. Adair	Mary C. Doswell	Fred C. Goad, Jr.	Timothy M. Graven	John E. Stokely
     The foregoing report of the Compensation Committee shall not be deemed incorporated by reference by any general statement incorporating by reference this Amendment No. 1 to the Company’s Annual Report on Form 10-K into any filing under the Securities Act of 1933 or the Exchange Act, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such acts.

2007 SUMMARY COMPENSATION TABLE
     The table below summarizes the compensation paid or accrued by the Company during the fiscal years ended December 30, 2006 and December 29, 2007 for (i) the Company’s Chief Executive Officer; (ii) the Company’s Chief Financial Officer; and (iii) the three highest paid executive officers of the Company whose total compensation exceeded $100,000 for fiscal 2007 (collectively, the “named executive officers”). The Company has not entered into any employment agreements with any of the named executive officers. When setting total compensation for each of the named executive officers, the Compensation Committee reviews tally sheets which show the executive’s current compensation, including equity and non-equity based compensation.
     The named executive officers were not entitled to receive payments which would be characterized as “Bonus” payments for the fiscal year ended December 29, 2007. Amounts listed under the column titled “Non-Equity Incentive Plan Compensation”, were determined by the Compensation Committee at its February 28, 2008 meeting and, to the extent not deferred by the executive, were paid out shortly thereafter.
     Based on the fair value of equity awards granted to named executive officers in fiscal 2007 and the base salary of the named executive officers, “Salary” accounted for approximately 36% of the total compensation of the named executive officers, cash incentive compensation accounted for approximately 34% of the total compensation of the named executive officers, equity incentive compensation accounted for approximately 24% of the total compensation of the named executive officers and benefits accounted for approximately 6% of the total compensation of named executive officers.

							Change in Pension
							Value and
						Non-Equity	Nonqualified
				Stock	Option	Incentive Plan	Deferred
Name and				Awards	Awards	Compensation	Compensation	All Other
Principal		Salary	Bonus	(1)(2)	(1)(2)	(3)	Earnings(4)	Compensation
Position	Year	($)	($)	($)	($)	($)	($)	(5) ($)	Total ($)
Steven L. Spinner – Chief Executive Officer (6)	2007	$644,846	—	$197,896	$390,244	$681,179	$94,559	$97,504	$2,106,228
	2006	496,847	—	130,139	166,628	88,170	10,328	37,776	929,888

Thomas Hoffman – Senior Vice President; President and Chief Executive Officer – Customized	2007	356,154	—	90,904	122,721	354,253	46,353	54,060	1,024,445
	2006	356,795	—	73,246	76,620	270,300	11,335	39,975	828,271

John D. Austin – Senior Vice President and Chief Financial Officer	2007	350,600	—	88,056	124,035	370,356	88,381	57,258	1,078,686
	2006	337,288	—	66,539	64,966	173,230	9,819	35,152	686,994

Joseph Paterak, Jr. – Senior Vice President Broadline Operations	2007	301,147	—	71,508	57,502	194,419	35,433	44,492	704,501
	2006	293,335	—	48,336	27,406	52,866	4,214	26,937	453,094

Joseph J. Traficanti – Senior Vice President and General Counsel	2007	264,462	—	67,866	39,976	223,397	22,966	44,790	663,457
	2006	234,577	—	44,913	13,272	99,120	10,634	9,238	411,754

1.	The amounts in the columns captioned “Stock Awards” and “Option Awards” reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 30, 2006, in accordance with FAS 123(R) of awards pursuant to the Company’s equity incentive plans and thus may include amounts from awards granted in and prior to 2007 or 2006, as the case may be. For a description of the assumptions used by the Company in valuing these awards for the fiscal years ended December 31, 2005, December 30, 2006 and December 29, 2007 please see “Note 16 – Stock Based Compensation” to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007 filed with the Securities and Exchange Commission on February 26, 2008.

2.	In fiscal 2007, there were a total of 53,000 shares of restricted stock forfeited and 69,000 options that were cancelled for all equity award plans administered by the Company. In fiscal 2007, 5,700 stock appreciation rights were forfeited.

3.	Amounts for fiscal 2007 reflect those amounts earned for the two-year period ended December 29, 2007 pursuant to the Company’s 2006 Cash Incentive Plan and for the one-year period ended December 29, 2007 pursuant to the Company’s 2007 Cash Incentive Plan as follows:

Name	2-Year Period	1-Year Period	Total
Steven L. Spinner	$98,238	$582,941	$681,179
Thomas Hoffman	99,603	254,650	354,253
John D. Austin	65,728	304,628	370,356
Joseph Paterak, Jr.	17,645	176,773	194,418
Joseph J. Traficanti	49,723	173,674	223,397

For a description of both Company and individual performance criteria established under the Company’s 2006 and 2007 Cash Incentive Plans please see Compensation Discussion and Analysis above.

4.	Includes as set forth in the table below the change in the actuarial present value of each named executive officer’s account under the SERP between December 30, 2006 and December 29, 2007 and the above market earnings on amounts deferred by the named executive officers pursuant to the Company’s Executive Deferred Compensation Plan that are invested in the 7% fixed rate of return investment option under that plan. The change in actuarial present value under the SERP excludes contributions made in the first quarter of 2008 that related to 2007 performance.

		Above Market Earnings on
	Change in Actuarial Present Value	Executive Deferred
Named Executive Officer	Under SERP	Compensation Plan
Steven L. Spinner	$92,776	$1,783
Thomas Hoffman	41,321	5,032
John D. Austin	86,587	1,794
Joseph Paterak, Jr.	35,433	-0-
Joseph J. Traficanti	22,812	154

5.	Includes allocations by the Company to each named executive officer’s (except Mr. Traficanti, who is not eligible to participate) ESOP account of $418 for 2007. Allocations to the ESOP accounts are based on the closing price of the Company’s common stock on The Nasdaq Global Select Market of $27.10 at December 28, 2007 for fiscal 2007. Also includes contributions by the Company to each named executive officer’s 401(k) account in fiscal 2007 as follows: Mr. Spinner – $8,021; Mr. Hoffman — $9,000; Mr. Austin — $9,000; Mr. Paterak — $9,000; and Mr. Traficanti - $9,000. Also includes contributions by the Company to the account of each named executive officer pursuant to the SERP for fiscal 2007 as follows: Mr. Spinner — $88,401; Mr. Hoffman — $43,978; Mr. Austin — $47,176; Mr. Paterak — $34,410; and Mr. Traficanti - $35,126; and contributions of $664 for Mr. Spinner, Mr. Hoffman, Mr. Austin, Mr. Paterak, and Mr. Traficanti for fiscal 2007 pursuant to the profit sharing component of the Company’s 401(k) plan.

6.	Mr. Spinner served as President and Chief Operating Officer until October 1, 2006, and thereafter as President and Chief Executive Officer.

The following table summarizes certain information regarding grants of plan based awards, including stock appreciation rights, to the named executive officers during fiscal 2007.
2007 GRANTS OF PLAN-BASED AWARDS

								All Other
								Stock	All Other
								Awards:	Option
								Number	Awards:
		Estimated Possible Payouts Under			Estimated Future Payouts			of Shares	Number of	Exercise or	Grant Date
		Non-Equity Incentive Plan			Under Equity Incentive Plan			of Stock	Securities	Base Price of	Fair Value
		Awards(1)			Awards			or	Underlying	Option	of Stock
		Threshold	Target	Maximum	Threshold	Target	Maximum	Units(2)	Options(3)	Awards	and Option
Name	Grant Date	($)	($)	($)	(#)	(#)	(#)	(#)	(#)	($/Sh)(4)	Awards ($)
Steven L. Spinner	3/2/07							9,000			$265,140
	3/2/07								37,800	29.46	515,970
	N/A	257,938	515,877	773,815							N/A
	N/A	-0-	161,212	225,696							N/A

Thomas Hoffman	3/2/07							3,500			$103,110
	3/2/07								10,500	29.46	143,325
	N/A	142,462	284,923	427,385							N/A
	N/A	-0-	89,039	124,654							N/A

John D. Austin	3/2/07							3,500			$103,110
	3/2/07								14,700	29.46	200,655
	N/A	105,180	234,902	350,600							N/A
	N/A	-0-	87,650	122,710							N/A

Joseph Paterak, Jr.	3/2/07							2,250			$66,285
	3/2/07								9,450	29.46	128,993
	N/A	114,436	240,918	349,331							N/A
	N/A	-0-	47,054	65,876							N/A

Joseph J. Traficanti	3/2/07							2,000			58,920
	3/2/07								8,400	29.46	114,660
	N/A	66,116	132,231	198,347							N/A
	N/A	-0-	66,298	92,817							N/A

1.	Amounts present separately the possible payouts for the one-year and two-year incentive periods ended December 29, 2007. Actual amounts paid in March 2008 are reflected in the Summary Compensation Table.

2.	Reflects shares of restricted stock awarded to the named executive officer for which the forfeiture restrictions lapse on May 2, 2011, the fourth anniversary of the date of grant. The named executive officer will be allowed to vote the shares and receive dividends declared thereon, if any, in the same amounts as other shares of Common Stock issued by the Company prior to the forfeiture restrictions lapsing.

3.	Reflects stock-settled stock appreciation rights awarded to the named executive officer that vest on May 2, 2011, the fourth anniversary of the date of grant.

4.	The grant price for each stock-settled stock appreciation right award is equal to the closing sales price of the Company’s common stock on the Nasdaq Global Select Market on the date of grant.

The following table sets forth certain information with respect to outstanding equity awards at December 29, 2007:
OUTSTANDING EQUITY AWARDS AT 2007 FISCAL YEAR END

	Option Awards					Stock Awards
								Equity
								Incentive
			Equity					Plan
	Number		Incentive Plan					Awards:	Equity Incentive
	of	Number of	Awards:				Market	Number of	Plan Awards:
	Securities	Securities	Number of			Number of	Value of	Unearned	Market or Payout
	Underlying	Underlying	Securities			Shares or	Shares or	Shares, Units	Value of
	Unexercised	Unexercised	Underlying			Units of	Units of	or Other	Unearned Shares,
	Options	Options	Unexercised	Option		Stock That	Stock That	Rights That	Units or Other
	(#)	(#)	Unearned	Exercise	Option	Have Not	Have Not	Have Not	Rights That Have
	Exercisable	Unexercisable	Options	Price	Expiration	Vested(3)	Vested(4)	Vested	Not Vested
Name	(1)(2)	(2)	(#)	($)	Date	(#)	($)	(#)	($)
Steven L. Spinner	4,800			$12.88	04/01/09	25,825	$699,858
	600			12.97	05/05/09
	5,200			9.78	03/14/10
	7,250			28.48	05/02/11
	25,000			32.35	08/09/11
		25,000		32.35	08/09/11
	13,000			36.45	02/05/12
	2,000			34.40	08/22/12
	15,000			31.62	02/26/13
	15,000			34.18	03/30/14

		7,700		28.02	04/21/15
		8,250		31.25	04/10/16
		50,000		26.05	08/17/16
		37,800 (5)		29.46	03/02/17

Thomas Hoffman	4,500			$28.48	05/02/11	9,450	$256,095
	11,000			36.45	02/05/12
	3,500			28.48	05/02/11
	15,000			31.62	02/26/13
	15,000			34.18	03/30/14

		9,300		28.02	04/21/15
		14,400		31.25	04/10/16
		10,500 (5)		29.46	03/02/17

John D. Austin	7,766			$12.88	04/01/09	10,934	$296,311
	234			12.97	05/05/09
	9,000			9.78	03/14/10
	4,000			13.19	04/28/10
	6,250			28.48	05/02/11
	2,000			28.08	10/15/11
	11,000			36.45	02/05/12
	13,000			31.62	02/26/13
	15,000			34.18	03/30/14

		5,200		28.02	04/21/15
		15,377		31.25	04/10/16
		14,700 (5)		29.46	03/02/17

Joseph Paterak, Jr.	7,000			$28.48	05/02/11	9,950	$269,645
	5,000			36.45	02/05/12
	6,000			31.62	02/26/13
	8,000			34.18	03/30/14

		5,150		28.02	04/21/15
		3,000		31.25	04/10/16
		9,450 (5)		29.46	03/02/17

Joseph J. Traficanti	5,000			$26.20	11/15/14	9,300	$252,030

		1,500		28.02	04/21/15
		2,625		31.25	04/10/16
		8,400 (5)		29.46	03/02/17

1.	On February 22, 2005, the Compensation Committee voted to accelerate the vesting of certain unvested options, including options awarded to the named executive officers, which had exercise prices greater than $25.00, the closing price of the Company’s Common Stock on February 22, 2005.

2.	The options and stock-settled stock appreciation rights vest on the fourth anniversary of the ten year term.

3.	The forfeiture restrictions for each restricted stock award, which all have ten year terms, lapse on the fourth anniversary of the date of grant except for awards granted on March 15, 2005, for which 50% of the forfeiture restrictions lapse on the first anniversary of the date of grant, 25% lapse on the second anniversary of the date of grant and 25% lapse on the third anniversary of the date of grant.

4.	Market value is determined by multiplying the closing market price of the Company’s common stock at December 28, 2007 by the number of shares.

5.	Represents a stock-settled stock appreciation right with a cap on appreciation of $60 per share.
     The following table sets forth certain information with respect to options exercised by the named executive officers in fiscal 2007 and shares of restricted stock for which forfeiture restrictions lapsed in fiscal 2007:
2007 OPTION EXERCISES AND STOCK VESTED TABLE

	Option Awards		Stock Awards
	Number of		Number of
	Shares		Shares
	Acquired	Value Realized	Acquired	Value Realized
	on Exercise	on Exercise(1)	on Vesting	on Vesting(2)
Name	(#)	($)	(#)	($)
Steven L. Spinner	—	—	875	25,716
Thomas Hoffman	—	—	1,250	36,738
John D. Austin	—	—	625	18,369
Joseph Paterak, Jr.	14,800	274,195	—	—
Joseph J. Traficanti	—	—	—	—

1.	With respect to exercised stock options, value realized on exercise is determined by multiplying the number of shares of common stock issued upon exercise of stock options by the difference between the option exercise price and the trading price of the Company’s common stock at the time of exercise.

2.	With respect to vested restricted stock, value realized upon vesting is determined by multiplying the number of shares of restricted stock vesting by the closing price of the Company’s common stock on the vesting date.

Supplemental Executive Retirement Plan
     In November 2003, the Board of Directors adopted the SERP in which certain key executives, including the named executive officers, could participate beginning in fiscal 2004, as determined by the Compensation Committee. Pursuant to the terms of the SERP, the Compensation Committee authorized the Company to contribute 5% of each participant’s salary and bonus to a participant’s SERP account and for every 1% that the Company achieves over 95% of a performance target established by the Compensation Committee during the fiscal year, an additional 1% of the participant’s salary and bonus will be added to such participant’s account. The maximum contribution that could be made for any participant for any fiscal year is 20% of the participant’s salary and bonus. Under the original terms of the SERP, as described above, a participant vested in his or her SERP account at a rate of 20% per year, beginning after the second year of service with the Company or any acquired company, and will be fully vested after six years of service, provided that the participant will vest in the entire account upon his or her death or upon a Change in Control (as defined in the SERP) or, if determined by the Compensation Committee, upon a Potential Change in Control (as defined in the SERP) of the Company. Under the original terms of the SERP, if a participant’s employment with the Company is terminated for Cause (as defined in the SERP) or if the participant becomes employed within one year following his or her termination of employment with an entity that is deemed to be in competition with this Company, a participant will forfeit his or her entire interest in the SERP. For 2006, the Company contributed 5% of each participant’s salary and bonus to the account of each participating executive, including the named executive officers. Account balances are credited with interest at an interest crediting rate of 8%.
     In November 2006, the Compensation Committee recommended, and the Board of Directors approved, amendments to the SERP which:
•	change the contribution formula for contributions credited to a participant’s account for the period beginning on or after December 31, 2006 to eliminate the 5% base contribution and enhance the performance contribution under the SERP so that (1) a 2% performance contribution would be earned for each 1% of targeted earnings before interest and taxes achieved between 95% and 100% of the targeted amount, and (2) an additional 1% contribution would be earned for each 1% of targeted earnings before interest and taxes achieved in excess of 100% of the targeted amount, up to 110%;

•	change the vesting schedule for contributions credited for periods beginning on or after December 31, 2006 such that 50% of such contributions vest after five years of service, with the remainder vesting 10% per year for each year of service thereafter; and

•	change the timing of the payment of benefits under the Plan for participants who terminate participation or employment prior to retirement at age 65.
     Under the terms of the SERP, as amended, benefits are payable to a participant upon his or her early, normal or delayed retirement, in a lump sum on the later of sixty days following the January 1 following such retirement date or the first day of the seventh month following such retirement date. Payment of disability retirement benefits shall commence sixty days after the disability retirement date and must be made by the later of December 31 of the calendar year in which payment was scheduled or the 15th day of the third month following the scheduled payment date. Payment of the pre-retirement death benefit shall commence sixty days after the participant’s death and must be made by the later of December 31 of the calendar year in which payment was scheduled or the 15th day of the third month following the scheduled payment date. Payment of the vested portion of a participant who was removed from participation or who terminated employment prior to reaching his or her retirement date shall commence sixty days after what would have been the participant’s normal retirement date and must be made by the later of sixty days following the January 1 following what would have been the participant’s normal retirement date. If the participant is a key employee (as determined under Section 409A of the Code), any payments made on account of retirement or termination of employment may or may not be made earlier than the first day of the month following the six-month anniversary of such participant’s termination of employment or retirement.

     The following table sets forth certain information with respect to the SERP:
2007 PENSION BENEFITS

			Present Value of
		Number of Years	Accumulated	Payments During Last
		Credited Service	Benefit (1)(2)	Fiscal Year
Name	Plan Name	(#)	($)	($)
(a)	(b)	(c)	(d)	(e)
Steven L. Spinner (3)	Supplemental Executive Retirement Plan	22	$470,343	—
Thomas Hoffman (4)	Supplemental Executive Retirement Plan	18	195,757	—
John D. Austin	Supplemental Executive Retirement Plan	12	373,728	—
Joseph Paterak, Jr.	Supplemental Executive Retirement Plan	9	169,534	—
Joseph J. Traficanti	Supplemental Executive Retirement Plan	3	33,365	—

(1)	Includes the present value of the vested portion of the named executive officer’s benefit at December 29, 2007 assuming that the contribution made to the account in the first quarter of 2008 that related to 2007 performance had been made as of December 29, 2007. Each of the participants other than Mr. Traficanti and Mr. Paterak was 100% vested in his account balance at December 29, 2007.

(2)	The present value of the accumulated benefit is calculated assuming that the vested balance in each named executive officer’s account at December 29, 2007, assuming the contribution made in the first quarter of 2008 for 2007 performance had been made at December 29, 2007, earns interest at 8% per year until the named executive officer’s normal retirement date and applying a discount rate equal to the 10-year treasury rate at December 31, 2007.

(3)	Mr. Spinner is credited under the SERP with his years of service with AFI Foodservice, Inc., a company that was acquired by the Company in 1997.

(4)	Mr. Hoffman was eligible for normal retirement at December 29, 2007.
Executive Deferred Compensation Plan
     Pursuant to the Company’s Executive Deferred Compensation Plan, certain members of the Company’s senior management, including the named executive officers, may defer up to 100% of their cash compensation, including their base salary and their non-equity incentive plan compensation, using either a flat dollar amount, a specified percentage of their compensation or any other portion of their compensation that the plan administrator shall determine may be clearly specified and reasonably administrable. Credits are made to each participant’s account monthly.
     Each participant may allocate his or her contributions for years prior to 2005 to a deferred compensation account and for years beginning in 2005 to certain additional accounts. The deferred compensation account is payable to the participant upon the participant’s election. The additional accounts provide the participant with flexibility to receive payments as of a specified date, or over a period of time ranging from two to ten years, including the period during which the participant is actively employed. Subject to the provisions of Section 409A of the Code, these additional accounts are then payable on benefit dates selected by the participant. Participants are also permitted to make irrevocable alternate elections at the time an account is initially established. These alternate elections allow for a participant to receive a lump sum distribution in the event the participant terminates employment within two years of a change in control or his or her employment is terminated involuntarily or voluntarily following a reduction in compensation, responsibility or work location.
     Each of the deferred compensation account and the additional accounts may have different investment and payment options. Each account is credited with additional amounts to represent hypothetical investment earnings (including losses) on the amounts previously deferred. These hypothetical investment earnings are accrued commencing on the date of each credit made pursuant to a deferral and continue to accrue until the distribution of benefits pursuant to the agreement. Additions credited to represent hypothetical investment earnings are equal to earnings on investment funds selected by the participant from a list of available hypothetical investment alternatives offered under the plan. In addition to the investment fund alternatives offered under the plan, which represent publicly available mutual funds, participants may also elect to allocate a portion of their account balance to a fixed rate of return investment option that currently offers an interest crediting rate of 7%. Currently, a participant may only allocate up to 50% of his or her deferrals to this fixed rate return option. A participant may make changes to his or her hypothetical investment elections for all choices except the 7% fixed rate option, but deferrals cannot be transferred into or out of the fixed rate option.
     The Company funds its obligation under this deferred compensation plan though company-owned life insurance, for which the Company is the beneficiary, and through which assets are invested in publicly-available mutual fund investment alternatives that attempt to mirror the hypothetical fund choices offered to the participants.
     The hypothetical investment options available to a participant under the Company’s Executive Deferred Compensation Plan and their annual rate of return, net of investment management fees and mortality and expense charges, for the calendar year ended December 31, 2007 were as follows:

Rate of
Name of Fund	Return
Nationwide NVIT International Index V.I.F. Class II	8.97%
Nationwide Multi-Manager NVIT Small Company Fund: Class I	1.72%
Royce Capital Micro Cap Portfolio	3.56%
NVIT Mid Cap Index Fund: Class I	7.13%
Goldman Sachs VIT Mid Cap Value Fund	2.79%
Dreyfus Stock Index Fund, Inc. – Initial Shares	4.83%
Oppenheimer Capital Appreciation Fund/VA-Non-Serv Shares	13.69%
AllianceBernstein VPS Growth & Income Portfolio – Class A	4.70%
T. Rowe Price Equity Income Portfolio: Class II	2.62%
Nationwide GVIT Investor Destinations Moderate Fund — Class II	5.24%
Nationwide GVIT Government Bond Fund: Class I	6.73%
Pimco VIT Total Return Portfolio: Admin Class	8.31%
Nationwide GVIT Money Market Fund: Class V	4.44%

     The following table sets forth certain information with respect to deferrals made by the Company’s named executive officers pursuant to the Company’s nonqualified deferred compensation plan, the earnings thereon and the aggregate balance at December 29, 2007:
2007 NONQUALIFIED DEFERRED COMPENSATION TABLE

					Aggregate
	Executive	Registrant	Aggregate	Aggregate	Balance
	Contributions in	Contributions in	Earnings in Last	Withdrawals/	at Last
	Last FY	Last FY	FY	Distributions	FYE
Name	($) (1)	($)	($)	($)	($) (1)
Steven L. Spinner	$142,177	—	$28,057	—	$508,110
Thomas Hoffman	200,859	—	67,227	—	1,569,683
John D. Austin	113,362	—	27,838	—	590,023
Joseph Paterak, Jr.	43,953	—	9,563	—	214,345
Joseph J. Traficanti	42,736	—	2,914	—	91,146

(1)	All amounts reported in the column titled “Executive Contributions in Last FY” are also reported as compensation to such named executive officer in the Summary Compensation Table on page 16.
Change in Control Agreements
     The Company has entered into agreements with certain of its key executives, including each of the named executive officers, which provide for certain payments to be made to the executive if, within two years following a change in control of the Company (as defined below), his or her employment with the Company is terminated by the Company for any reason other than Good Cause (as defined below) or if the executive terminates his or her employment with the Company for Good Reason (as defined below). Upon either such termination, the executive is entitled to receive:
(i) 299.9% of his or her base salary (defined as the higher of the executive’s annual base salary immediately prior to the change in control of the Company or the executive’s highest annual base salary in effect after the change in control but prior to termination);
(ii) 299.9% of his or her bonus (based upon the executive’s average percentage of his bonus paid for each of the three calendar years prior to the change in control to his then current base salary multiplied by the executive’s annual base salary immediately prior to the change in control or the highest bonus percentage after the change in control multiplied by the executive’s highest annual base salary after the change in control, whichever is higher); and
(iii) an amount necessary to reimburse the executive for any excise tax payable under Section 4999 of the Internal Revenue Code of 1986, as amended, which we refer to herein as the “Code”, in connection with the change in control.
     In accordance with the terms of the agreements, one-third of the amounts payable pursuant to clauses (i) and (ii) must be paid in equal semi-monthly installments over the twelve months following termination and the balance in a lump sum payment made within five business days after the expiration of the twelve-month period. Amounts payable pursuant to clause (iii) above must be paid within thirty days following termination of employment. Alternatively, the agreements provide that the executive may elect to receive all of the amounts payable pursuant to clauses (i), (ii) and (iii) above within thirty days following termination of employment. In addition to the payments described above, the executive and his or her spouse and family will be covered by all health, dental, disability, survivor income and life insurance plans of the Company for the twelve-month period following the termination of service unless the executive and his spouse and family are eligible for coverage under any new employer’s plan.
     For purpose of the executive change in control agreements described above, “Good Cause” exists if after the occurrence of a change in control of the Company:

(1) the executive engages in material acts or omissions constituting dishonesty, breach of fiduciary obligation or intentional wrongdoing or malfeasance which are demonstrably injurious to the Company; or
(2) the executive is convicted of a violation involving fraud or dishonesty.
     For purpose of the executive change in control agreements described above, “Good Reason” exists if after the occurrence of a change in control of the Company:
(1) there is a significant change in the nature or the scope of the executive’s authority; or
(2) there is a reduction in the executive’s rate of base salary;
(3) the Company changes the principal location in which the executive is required to perform services outside a 35 mile radius of such location without the executive’s consent;
(4) there is a reasonable determination by the executive that, as a result of a change in circumstances significantly affecting his position, he or she is unable to exercise the authority, powers, functions or duties attached to his position; or
(5) the Company terminates or amends any incentive, bonus, deferred compensation or similar plan or arrangement (an Incentive Plan) so that, when considered in the aggregate with any substitute plan or other substitute compensation, the Incentive Plan in which he or she is participating fails to provide him or her with a level of benefits equivalent to at least 75% of the value of the level of benefits provided in the aggregate by the terminated or amended Incentive Plan at the date of such termination or amendment and such a decline is not related to a decline in performance.
     For purpose of the executive change in control agreements “Change in Control” means:
(1) the acquisition of at least a majority of the outstanding shares of the Company’s common stock by any person, entity or group (as used in Section 13(d)(3) and Rule 13d-5(b)(1) under the Exchange Act;
(2) the merger or consolidation of the Company with or into another corporation or other entity, or any share exchange or similar transaction involving the Company and another corporation or other entity, if as a result of such transaction the persons who owned at least a majority of the Company’s common stock prior to the consummation of the transaction do not own at least a majority of the common stock of the surviving entity after consummation of the transaction;
(3) the sale of all, or substantially all of the Company’s assets; or
(4) any change in the composition of the Board of Directors such that persons who at the beginning of any period of up to two years constituted at least a majority of the Board of Directors, or persons whose nomination was approved by that majority cease to constitute at least a majority of the Board of Directors at the end of such period.
     The executive change in control agreements also contain certain confidentiality and non-competition covenants, including that for a period of one year following a termination described above, the executive generally cannot directly or indirectly own, manage, operate, control or participate in the ownership, management, operation or control of, or be connected as an officer, employee, partner, director or otherwise with, or have any financial interest in, or aid or assist anyone else in the conduct of, any business which is in competition with any business conducted by the Company or any affiliate of the Company in any state in which the Company or any affiliate of the Company conducts business on the date of the change in control.
Supplemental Executive Retirement Plan
     Under the original terms of the SERP, as described above, a participant vested in his or her SERP account at a rate of 20% per year, beginning after the second year of service with the Company or any acquired company, and will be fully vested after six years of service, provided that the participant will vest in the entire account upon his or her death or upon a Change in Control (as defined in the SERP) or, if determined by the Compensation Committee, upon a Potential Change in Control (as defined in the SERP) of the Company. Under the original terms of the SERP, if a participant’s employment with the Company is terminated for Cause (as defined in the SERP) or if the participant becomes employed within one year following his or her termination of employment with an entity that is deemed to be in competition with this Company, a participant will forfeit his or her entire interest in the SERP. In November 2006, the Board of Directors approved an amendment to the SERP related to the vesting provisions, contribution methodology and payment provisions of the SERP, which amendment is described above.

Severance Plan
     The Board of Directors of the Company adopted, effective January 1, 2005, a Senior Management Severance Plan, which was amended and restated on August 22, 2007 (the “Severance Plan”) to provide for certain transition and severance benefits as well as payment for a non-competition agreement to certain associates of the Company who hold a position with the Company or any of its subsidiaries with a pay grade of 11 or above and who are also a member of a “select group of management or highly compensated employees” within the meaning of Title 1 of the Employee Retirement Income Security Act of 1974 (each an “Eligible Participant”) in the event of a Company-initiated separation from the Company for other than Cause (as defined in the Severance Plan).
     Under the terms of the Severance Plan, following termination by the Company other than for Cause, an Eligible Participant may receive, as transition pay, his or her base salary compensation and benefits for a period ranging from four to eighteen weeks, depending on the Eligible Participant’s position with the Company and years of service with the Company. In order to receive this transition pay, an Eligible Participant must enter into a transition confidentiality and non-compete agreement (covering the transition period) and general release. In addition to the transition pay, if any, an Eligible Participant may receive severance pay for periods ranging from four weeks to ninety-three weeks following the transition period based on his or her base salary at the termination date, position with the Company and years of service. Receipt of these severance payments is conditioned upon the Eligible Participant signing a non-compete agreement and general release or post-transition and non-compete agreement and general release. The non-compete period will typically run for the length of time that any severance payments are being made to the Eligible Participant.
     The Plan is administered by the Company’s Chief Executive Officer and Chief Human Resources Officer. In the event that the Eligible Participant in question is the Company’s Chief Human Resources Officer, or a reporting person under Section 16 of the Exchange Act and the rules and regulations promulgated thereunder, the Severance Plan will be administered by the Chairman of the Company’s Compensation Committee.
     Pursuant to the Severance Plan, the Company has reserved the right to discontinue any payments under the Severance Plan if an Eligible Participant is terminated for Cause during the transition period, if any, or if the Eligible Participant at any time violates the confidentiality, non-competition or non-solicitation agreement between the Eligible Participant and the Company.
     The Company maintains the right to terminate or discontinue the Severance Plan at any time, and the Severance Plan will not provide benefits to Eligible Participants in the event of a transaction involving a spinoff, corporate sale, sale of assets or a legal or organizational restructuring of any subsidiary, segment or division of the Company or for intercompany transfers within the Company and its subsidiaries. In addition, if the Eligible Participant receives benefits pursuant to a separate Agreement for Key Executives between the Company and the Eligible Participant, the Eligible Participant will not be entitled to any benefits under the Severance Plan. Any severance payments payable under the Severance Plan will be reduced by any amounts paid to an Eligible Participant under any employment or similar agreement, including the Agreement between the Company and the Eligible Participant upon the Eligible Participant’s termination of employment.
Change in Control and Termination Pay Tables
     The tables below reflect the amount of compensation payable to each of the named executive officers of the Company in the event of termination of such executive’s employment. The amount of compensation payable to each named executive officer upon voluntary termination, early retirement, involuntary not-for-cause termination, termination following a change of control and in the event of disability or death of the executive is shown below. The amounts shown assume that such termination was effective as of December 29, 2007, and thus include amounts earned through such time and are estimates of the amounts which would be paid out to the executives upon their termination. The actual amounts to be paid out can only be determined at the time of such executive’s separation from the Company.

Steven L. Spinner

					Voluntary for
					Good Reason or
					Involuntary
	Voluntary			Involuntary	Without Good
Executive Benefits	Termination	Early	Normal	Not for Cause	Cause following a	Disability	Death
and Payments upon	on	Retirement on	Retirement on	Termination	Change in Control	on	on
Separation	12/29/2007	12/29/2007(11)	12/29/2007(12)	on 12/29/2007	on 12/29/2007	12/29/2007	12/29/2007
Compensation:
Non-Equity Incentive Plan (1)	$681,179			$681,179		$681,179	$681,179
Options and Stock Appreciation Rights(2)					$52,500	17,945	17,945
Restricted Stock(3)					$699,858	309,037	309,037
Benefits & Perquisites:
Change in Control Payment					3,245,382
Savings Plan(4)	259,137			259,137	259,137	259,137	259,137
Severance Plan(5)				1,168,233
SERP(6)	243,025			243,025	243,025	243,025	243,025
ESOP(7)	63,980			63,980	63,980	63,980	63,980
Deferred Compensation Plan(8)	508,110			508,110	508,110	508,110	508,110
Health and Welfare Benefits(9)					$18,322
Excise Tax and Gross-Up(10)					1,369,018
Total	1,755,431			2,923,664	6,459,332	2,082,413	2,082,413

(1)	Represents the amount earned by Mr. Spinner under the terms of the Company’s 2006 and 2007 Cash Incentive Plans for the one and two years ended December 29, 2007.

(2)	If Mr. Spinner’s employment with the Company had terminated at December 29, 2007 as a result of death or disability any unvested options and stock appreciation rights held by him would have vested on a pro rata basis. All of Mr. Spinner’s unvested options and stock appreciation rights would vest upon a change in control.

(3)	If Mr. Spinner’s employment with the Company had terminated at December 29, 2007 as a result of death or disability then the restrictions on any unvested shares of restricted stock held by him would have lapsed on a pro rata basis. The restrictions on Mr. Spinner’s restricted shares lapse upon a change in control.

(4)	Represents the vested portion of Mr. Spinner’s account balance under the Company’s 401(k) Plan at December 29, 2007.

(5)	Represents payment of Mr. Spinner’s base salary as of December 29, 2007 for a total of 93 weeks pursuant to the terms of the Company’s Severance Plan.

(6)	Represents the vested portion of Mr. Spinner’s account balance under the SERP at December 29, 2007.

(7)	Represents the vested portion of Mr. Spinner’s account balance under the ESOP at December 29, 2007.

(8)	Represents the vested portion of Mr. Spinner’s account balance under the Company’s Executive Deferred Compensation Plan at December 29, 2007.

(9)	Represents the value of continuing health and welfare coverage for twelve months, including medical, dental, short-term disability, long-term disability and life insurance.

(10)	The foregoing estimates are based on a number of assumptions. Facts and circumstances at the time of any change in control transaction and termination thereafter as well as changes in the applicable named executive officer’s compensation history preceding such a transaction could materially impact whether and to what extent the excise tax will be imposed and therefore the amount of any potential gross-up. For purposes of performing these calculations, we have made the following additional assumptions: an individual effective tax rate of 40.45% (composed of a federal tax rate of 35.00%, a Virginia effective tax rate of 4% and FICA/FUTA of 1.45%) and a 120% Applicable Federal Rate (AFR) as of December 2007 of 4.91% for monthly compounding. AFR is applicable in determining the value of accelerating vesting of stock options and restricted shares in computing these excise taxes.

(11)	Mr. Spinner was not eligible for early retirement at December 29, 2007.

(12)	Mr. Spinner was not eligible for normal retirement at December 29, 2007.

Thomas Hoffman

					Voluntary for
					Good Reason or
					Involuntary
					Without Good
	Voluntary			Involuntary Not	Cause following a
Executive Benefits	Termination	Early	Normal	for Cause	Change in	Disability	Death
and Payments upon	on	Retirement on	Retirement on	Termination	Control on	on	on
Separation	12/29/2007	12/29/2007(10)	12/29/2007(11)	on 12/29/2007	12/29/2007	12/29/2007	12/29/2007
Compensation:
Non-Equity Incentive Plan (1)	$354,253		$354,253	$354,253		$354,253	$354,253
Options and Stock Appreciation Rights(2)
Restricted Stock(3)			126,300		$256,095	126,300	126,300
Benefits & Perquisites:
Change in Control Payment					2,126,273
Savings Plan(4)	364,709		364,709	364,709	364,709	364,709	364,709
Severance Plan(5)				573,041
SERP(6)	195,757		195,757	195,757	195,757	195,757	195,757
ESOP(7)	296,024		296,024	296,024	296,024	296,024	296,024
Deferred Compensation Plan(8)	1,569,683		1,569,683	1,569,683	1,569,683	1,569,683	1,569,683
Health and Welfare Benefits(9)					10,157
Excise Tax and Gross-Up
Total	2,780,426		2,906,726	3,353,467	4,818,698	2,906,726	2,906,726

(1)	Represents the amount earned by Mr. Hoffman under the terms of the Company’s 2006 and 2007 Cash Incentive Plans for the one and two years ended December 29, 2007.

(2)	If Mr. Hoffman’s employment with the Company had terminated at December 29, 2007 as a result of death, disability or normal retirement any unvested options and stock appreciation rights held by him would have vested on a pro rata basis. All of Mr. Hoffman’s unvested options and stock appreciation rights would vest upon a change in control. At December 29, 2007, Mr. Hoffman did not have any unvested stock options for which the exercise price was lower than the Company’s closing stock price on that date.

(3)	If Mr. Hoffman’s employment with the Company had terminated at December 29, 2007 as a result of death, disability or normal retirement then the restrictions on any unvested shares of restricted stock held by him would have lapsed on a pro rata basis. The restrictions on Mr. Hoffman’s restricted shares would lapse upon a change in control.

(4)	Represents the vested portion of Mr. Hoffman’s account balance under the Company’s 401(k) Plan at December 29, 2007.

(5)	Represents payment of Mr. Hoffman’s base salary as of December 29, 2007 for a total of 83 weeks pursuant to the terms of the Company’s Severance Plan.

(6)	Represents the vested portion of Mr. Hoffman’s account balance under the SERP at December 29, 2007.

(7)	Represents the vested portion of Mr. Hoffman’s account balance under the ESOP at December 29, 2007.

(8)	Represents the vested portion of Mr. Hoffman’s account balance under the Company’s Executive Deferred Compensation Plan at December 29, 2007.

(9)	Represents the value of continuing health and welfare coverage for twelve months, including medical, dental, short-term disability, long-term disability and life insurance.

(10)	As Mr. Hoffman was eligible for normal retirement, early retirement is not applicable at December 29, 2007.

(11)	Mr. Hoffman was eligible for normal retirement at December 29, 2007.

John D. Austin

					Voluntary for
					Good Reason or
					Involuntary
					Without Good
	Voluntary			Involuntary	Cause following
Executive Benefits	Termination		Normal	Not for Cause	a Change in	Disability	Death
and Payments upon	on	Early Retirement	Retirement on	Termination	Control on	on	on
Separation	12/29/2007	on 12/29/2007(10)	12/29/2007(11)	on 12/29/2007	12/29/2007	12/29/2007	12/29/2007
Compensation:
Non-Equity Incentive Plan (1)	$370,356			$370,356		$370,356	$370,356
Options and Stock Appreciation Rights(2)
Restricted Stock(3)					$296,311	148,263	148,263
Benefits & Perquisites:
Change in Control Payment					1,937,195
Savings Plan(4)	343,146			343,146	343,146	343,146	343,146
Severance Plan(5)				561,899
SERP(6)	186,149			186,149	186,149	186,149	186,149
ESOP(7)	68,057			68,057	68,057	68,057	68,057
Deferred Compensation Plan(8)	590,023			590,023	590,023	590,023	590,023
Health and Welfare Benefits(9)					15,755
Excise Tax and Gross-Up(10)					824,676
Total	1,557,731			2,119,630	4,261,312	1,705,994	1,705,994

(1)	Represents the amount earned by Mr. Austin under the terms of the Company’s 2006 and 2007 Cash Incentive Plans for the one and two years ended December 29, 2007.

(2)	If Mr. Austin’s employment with the Company had terminated at December 29, 2007 as a result of death, or disability any unvested options and stock appreciation rights held by him would have vested on a pro rata basis. All of Mr. Austin’s unvested options and stock appreciation rights would vest upon a change in control. At December 29, 2007, Mr. Austin did not have any unvested stock options for which the exercise price was lower than the Company’s closing stock price on that date.

(3)	If Mr. Austin’s employment with the Company had terminated at December 29, 2007 as a result of death, or disability then the restrictions on any unvested shares of restricted stock held by him would have lapsed on a pro rata basis. The restrictions on Mr. Austin’s unvested restricted shares would lapse upon a change in control.

(4)	Represents the vested portion of Mr. Austin’s account balance under the Company’s 401(k) Plan at December 29, 2007.

(5)	Represents payment of Mr. Austin’s base salary as of December 29, 2007 for a total of 83 weeks pursuant to the terms of the Company’s Severance Plan.

(6)	Represents the vested portion of Mr. Austin’s account balance under the SERP at December 29, 2007.

(7)	Represents the vested portion of Mr. Austin’s account balance under the ESOP at December 29, 2007.

(8)	Represents the vested portion of Mr. Austin’s account balance under the Company’s Executive Deferred Compensation Plan at December 29, 2007.

(9)	Represents the value of continuing health and welfare coverage for twelve months, including medical, dental, short-term disability, long-term disability and life insurance.

(10)	The foregoing estimates are based on a number of assumptions. Facts and circumstances at the time of any change in control transaction and termination thereafter as well as changes in the applicable named executive officer’s compensation history preceding such a transaction could materially impact whether and to what extent the excise tax will be imposed and therefore the amount of any potential gross-up. For purposes of performing these calculations, we have made the following additional assumptions: an individual effective tax rate of 40.45% (composed of a federal tax rate of 35.00%, a Virginia effective tax rate of 4% and FICA/FUTA of 1.45%) and a 120% Applicable Federal Rate (AFR) as of December 2007 of 4.91% for monthly compounding. AFR is applicable in determining the value of accelerating vesting of stock options and restricted shares in computing these excise taxes.

(11)	Mr. Austin was not eligible for early retirement at December 29, 2007.

(12)	Mr. Austin was not eligible for normal retirement at December 29, 2007.

Joseph Paterak, Jr.

					Voluntary for
					Good Reason or
					Involuntary
					Without Good
	Voluntary			Involuntary	Cause following
Executive Benefits	Termination		Normal	Not for Cause	a Change in	Disability	Death
and Payments upon	on	Early Retirement	Retirement on	Termination on	Control on	on	on
Separation	12/29/2007	on 12/29/2007(11)	12/29/2007(12)	12/29/2007	12/29/2007	12/29/2007	12/29/2007
Compensation:
Non-Equity Incentive Plan (1)	$194,418			$194,418		$194,418	$194,418
Options and Stock Appreciation Rights(2)
Restricted Stock(3)					$269,645	116,491	116,491
Benefits & Perquisites:
Change in Control Payment					1,230,316
Savings Plan(4)	198,299			198,299	198,299	198,299	198,299
Severance Plan(5)				347,507
SERP(6)	121,864			121,864	125,432	121,864	121,864
ESOP(7)	50,972			50,972	50,972	50,972	50,972
Deferred Compensation Plan(8)	214,345			214,345	214,345	214,345	214,345
Health and Welfare Benefits(9)					16,348
Excise Tax and Gross-Up(10)					490,911
Total	779,898			1,127,405	2,596,268	896,389	896,389

(1)	Represents the amount earned by Mr. Paterak under the terms of the Company’s 2006 and 2007 Cash Incentive Plans for the one and two years ended December 29, 2007.

(2)	If Mr. Paterak’s employment with the Company had terminated at December 29, 2007 as a result of death or disability any unvested options and stock appreciation rights held by him would have vested on a pro rata basis. If Mr. Paterak had elected to terminate his employment with the consent of the Company’s Compensation Committee as a result of early retirement as of December 29, 2007, any unvested options held by him would have vested as though Mr. Paterak had elected normal retirement on that date. All of Mr. Paterak’s unvested options and stock appreciation rights would vest upon a change in control. At December 29, 2007, Mr. Paterak did not have any unvested stock options for which the exercise price was lower than the Company’s closing stock price on that date.

(3)	If Mr. Paterak’s employment with the Company had terminated at December 29, 2007 as a result of death or disability then the restrictions on any unvested shares of restricted stock held by him would have lapsed on a pro rata basis. If Mr. Paterak had elected to terminate his employment with the consent of the Company’s Compensation Committee as a result of early retirement as of December 29 2007, the restrictions on any unvested shares of restricted stock held by him would have lapsed as though Mr. Paterak had elected normal retirement on that date. The restrictions on Mr. Paterak’s unvested restricted shares would lapse upon a change in control.

(4)	Represents the vested portion of Mr. Paterak’s account balance under the Company’s 401(k) Plan at December 29, 2007.

(5)	Represents payment of Mr. Paterak’s base salary as of December 29, 2007 for a total of 60 weeks pursuant to the terms of the Company’s Severance Plan.

(6)	Represents the vested portion of Mr. Paterak’s account balance under the SERP at December 29, 2007 and in the case of a voluntary for good reason or involuntary without good cause termination following a change in control, includes the impact of the acceleration of the vesting of Mr. Paterak’s account balance.

(7)	Represents the vested portion of Mr. Paterak’s account balance under the ESOP at December 29, 2007.

(8)	Represents the vested portion of Mr. Paterak’s account balance under the Company’s Executive Deferred Compensation Plan at December 29, 2007.

(9)	Represents the value of continuing health and welfare coverage for twelve months, including medical, dental, short-term disability, long-term disability and life insurance.

(10)	The foregoing estimates are based on a number of assumptions. Facts and circumstances at the time of any change in control transaction and termination thereafter as well as changes in the applicable named executive officer’s compensation history preceding such a transaction could materially impact whether and to what extent the excise tax will be imposed and therefore the amount of any potential gross-up. For purposes of performing these calculations, we have made the following additional assumptions: an individual effective tax rate of 40.45% (composed of a federal tax rate of 35.00%, a Virginia effective tax rate of 4% and FICA/FUTA of 1.45%) and a 120% Applicable Federal Rate (AFR) as of December 2007 of 4.91% for monthly compounding. AFR is applicable in determining the value of accelerating vesting of stock options and restricted shares in computing these excise taxes.

(11)	Mr. Paterak was not eligible for early retirement at December 29, 2007.

(12)	Mr. Paterak was not eligible for normal retirement at December 29, 2007.

Joseph J. Traficanti

					Voluntary for
					Good Reason or
					Invountary
					Without Good
Executive	Voluntary			Involuntary	Cause following
Benefits and	Termination	Early	Normal	Not for Cause	a Change in	Disability	Death
Payments upon	on	Retirement on	Retirement on	Termination	Control on	on	on
Separation	12/29/2007	12/29/2007(11)	12/29/2007(12)	on 12/29/2007	12/29/2007	12/29/2007	12/29/2007
Compensation:
Non-Equity Incentive Plan (1)	$223,397			$223,397		$223,397	$223,397
Options and Stock Appreciation Rights(2)
Restricted Stock(3)					$252,030	107,691	107,691
Benefits & Perquisites:
Change in Control Payment					1,337,372
Savings Plan(4)	40,323			40,323	40,323	40,323	40,323
Severance Plan(5)				176,055
SERP(6)	23,983			23,983	95,084	23,983	23,983
ESOP(7)
Deferred Compensation Plan(8)	91,146			91,146	91,146	91,146	91,146
Health and Welfare Benefits(9)					2,854
Excise Tax and Gross-Up(10)					629,066
Total	378,849			554,904	2,447,875	486,540	486,540

(1)	Represents the amount earned by Mr. Traficanti under the terms of the Company’s 2006 and 2007 Cash Incentive Plans for the one and two years ended December 29, 2007.

(2)	If Mr. Traficanti’s employment with the Company had terminated at December 29, 2007 as a result of death or disability any unvested options and stock appreciation rights held by him would have vested on a pro rata basis. All of Mr. Traficanti’s unvested options and stock appreciation rights would vest upon a change in control. At December 29, 2007, Mr. Traficanti did not have any unvested stock options for which the exercise price was lower than the Company’s closing stock price on that date.

(3)	If Mr. Traficanti’s employment with the Company had terminated at December 29, 2007 as a result of death or disability then the restrictions on any unvested shares of restricted stock held by him would have lapsed on a pro rata basis. The restrictions on Mr. Traficanti’s restricted shares would lapse upon a change in control.

(4)	Represents the vested portion of Mr. Traficanti’s account balance under the Company’s 401(k) Plan at December 29, 2007.

(5)	Represents payment of Mr. Traficanti’s base salary as of December 29, 2007 for a total of 34 weeks pursuant to the terms of the Company’s Severance Plan.

(6)	Represents the vested portion of Mr. Traficanti’s account balance under the SERP at December 29, 2007 and in the case of voluntary for good reason or involuntary without good cause termination following a change in control, includes the impact of the acceleration of the vesting of Mr. Traficanti’s account balance.

(7)	Represents the vested portion of Mr. Traficanti’s account balance under the ESOP at December 29, 2007.

(8)	Represents the vested portion of Mr. Traficanti’s account balance under the Company’s Executive Deferred Compensation Plan at December 29, 2007.

(9)	Represents the value of continuing health and welfare coverage for twelve months, including medical, dental, short-term disability, long-term disability and life insurance.

(10)	The foregoing estimates are based on a number of assumptions. Facts and circumstances at the time of any change in control transaction and termination thereafter as well as changes in the applicable named executive officer’s compensation history preceding such a transaction could materially impact whether and to what extent the excise tax will be imposed and therefore the amount of any potential gross-up. For purposes of performing these calculations, we have made the following additional assumptions: an individual effective tax rate of 40.45% (composed of a federal tax rate of 35.00%, a Virginia effective tax rate of 4% and FICA/FUTA of 1.45%) and a 120% Applicable Federal Rate (AFR) as of December 2007 of 4.91% for monthly compounding. AFR is applicable in determining the value of accelerating vesting of stock options and restricted shares in computing these excise taxes.

(11)	Mr. Traficanti was not eligible for early retirement at December 29, 2007.

(12)	Mr. Traficanti was not eligible for normal retirement at December 29, 2007.
Director Compensation
     Non-employee directors receive an annual retainer of $35,000 and a fee of $1,500 for each Board meeting attended in person, $1,000 for each committee meeting attended in person, $750 for each Board meeting attended by telephone and $500 for each committee meeting attended by telephone, except that the Chairman of the Audit Committee receives a fee of $1,500 per Audit Committee meeting attended whether in person or by telephone. In addition, each non-employee director is reimbursed for expenses reasonably incurred in connection with their services as directors. Also, the Chairman of the Audit Committee receives an annual retainer of $10,000, and the Chairmen of the Compensation and Nominating and Corporate Governance Committees receive annual retainers of $5,000 each. The Presiding Director also receives an annual retainer of $25,000. Mr. Spinner does not receive any compensation for serving as a member of the Board. The aggregate amount of fees paid to all of the non-employee directors and Robert C. Sledd, the Company’s former Chief Executive Officer and current Chairman, for fiscal 2007 is set forth in the table below.
     Each non-employee director participates in the Equity Incentive Plan which was approved by the Company’s shareholders on May 7, 2003. Prior thereto, the non-employee directors participated in the 1993 Outside Directors’ Stock Option Plan (the “Outside Directors’ Plan”), which was approved by the shareholders of the Company on July 21, 1993. Awards to non-employee directors are made at the discretion of the full Board pursuant to the Equity Incentive Plan. All non-employee directors received a restricted share award of 2,500 shares of the Company Common Stock on May 15, 2007. The forfeiture restrictions on these shares of restricted stock lapse one year from the date of grant. In prior years, the non-employee directors had been awarded options to purchase Company Common Stock. All options issued under the Equity Incentive Plan and Outside Directors’ Plan had an exercise price per share at the date of grant equal to the closing sale price of the Common Stock on The Nasdaq National Market, the predecessor to the Nasdaq Global Select Market, on the date of grant.
     The Compensation Committee may in the future adjust the compensation of directors as it deems advisable and consistent with the best interests of the Company’s shareholders and the financial abilities of the Company.

     The table below summarizes the compensation paid by the Company to non-employee directors for the 2007 fiscal year:
2007 DIRECTOR COMPENSATION TABLE

					Change in
					Pension Value
					and
	Fees				Nonqualified
	Earned			Non-Equity	Deferred
	or Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards(2)(3)	Awards(3)(4)	Compensation	Earnings	Compensation	Total
Name(1)	($)	($)	($)	($)	($)	($)	($)
Charles E. Adair	$66,500	$83,106	—	—	—	—	$149,606
Mary C. Doswell	67,000	83,106	—	—	—	—	150,106
Fred C. Goad, Jr.	71,000	83,106	—	—	—	—	154,106
Timothy M. Graven	77,000	83,106	—	—	—	—	160,106
Robert C. Sledd(5)	50,000	83,106	—	—	—	—	133,106
John E. Stokely	87,500	83,106	—	—	—	—	170,606

1.	Steven L. Spinner, the Company’s Chief Executive Officer is not included in this table as he is an employee of the Company and received no compensation for his services as a director in fiscal 2007.

2.	At December 29, 2007, the Company’s directors other than Mr. Spinner held the following restricted shares of the Company’s common stock, which were awarded by the Company to the director for his or her service as a director on May 15, 2007 and for which the forfeiture restrictions lapse on the one year anniversary of the date of grant:

Name	Number of Restricted Shares
Charles E. Adair	2,500
Mary C. Doswell	2,500
Fred C. Goad, Jr.	2,500
Timothy M. Graven	2,500
Robert C. Sledd	2,500
John E. Stokely	2,500
The grant date fair value of each of these awards in accordance with FAS 123R was $85,375. At December 29, 2007, Mr. Sledd also held 10,092 restricted shares that had been awarded to him as an employee of the Company.

3.	The amounts in columns captioned “Stock Awards” and “Option Awards” reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 29, 2007, in accordance with FAS 123(R) of awards pursuant to the Company’s equity incentive plans and thus may include amounts from awards granted in and prior to 2007. For a description of the assumptions used by the Company in valuing these awards for the fiscal year ended December 29, 2007 please see “Note 16 — Stock Based Compensation” to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007 filed with the Securities and Exchange Commission on February 26, 2008.

4.	At December 29, 2007, the Company’s directors, other than Mr. Spinner and Mr. Sledd, held options to purchase the following number of shares of the Company’s Common Stock which had been awarded to the director for his or her service as a director:

Name	Number of Options
Charles E. Adair	40,000
Mary C. Doswell	20,500
Fred C. Goad, Jr.	35,000
Timothy M. Graven	25,000
John E. Stokely	45,750

5.	Robert C. Sledd is also an employee of the Company. Compensation he receives in his capacity as an employee of the Company is not reflected in the above table.

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

PART IV
Item 15. Exhibits, Financial Statement Schedules.

(a)	1	Financial Statements. See index to Financial Statements above.
	2	Financial Statement Schedules. See index to Financial Statement Schedules above.
	3	Exhibits:

Exhibit
Number	Description

A.	Incorporated by reference to our Registration Statement on Form S-1 (No. 33-64930) (File No. 0-22192), filed June 24, 1993:

4.1	Specimen Common Stock certificate.

4.2	Article 5 of the Registrant’s Restated Charter (included in Exhibit 3.1).

4.3	Article 6 of the Registrant’s Restated Bylaws (included in Exhibit 3.2).

10.1	1993 Outside Directors’ Stock Option Plan.*

10.2	Form of Pocahontas Food Group, Inc. Executive Deferred Compensation Plan.*

10.3	Form of Indemnification Agreement.

B.	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended January 1, 1994 (File No. 0-22192), filed March 29, 1994:

10.4	First Amendment to the Trust Agreement for Pocahontas Food Group, Inc. Employee Savings and Stock Ownership Plan.

C.	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 28, 1996 (File No. 0-22192), filed March 27, 1997:

10.5	Performance Food Group Company Employee Savings and Stock Ownership Plan Savings Trust.

D.	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 27, 1997 (File No. 0-22192), filed March 26, 1998:

10.6	Form of Change in Control Agreement dated October 27, 1997 with certain key executives.*

E.	Incorporated by reference to our Registration Statement on Form S-4 (Registration No 333-61612) (File No. 0-22192), filed May 25, 2001:

3.1	Restated Charter of Registrant.

F.	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 0-22192), filed August 14, 2001:

10.7	Receivables Purchase Agreement dated July 3, 2001, by and among PFG Receivables Corporation, as Seller, Performance Food Group Company, as Servicer, Jupiter Securitization Corporation and Bank One, NA as Agent. (Schedules and other exhibits are omitted from this filing, but the Registrant will furnish supplemental copies of the omitted material to the Securities and Exchange Commission upon request.)

Exhibit
Number	Description

G.	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 29, 2001 (File No. 0-22192), filed March 29, 2002:

10.8	1993 Employee Stock Incentive Plan (restated electronically for SEC filing purposes only).*

H.	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 29, 2002 (File No. 0-22192), filed August 13, 2002:

10.9	Amendment to Receivable Purchase Agreement dated as of July 12, 2002, by and among PFG Receivables Corporation, as Seller, Performance Food Group Company, as Servicer, Jupiter Securitization Corporation and Bank One, NA, as Agent.

I.	Incorporated by reference to our Registration Statement on Form S-8 (File No. 333-105082), filed May 8, 2003:

10.10	2003 Equity Incentive Plan.*

J.	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 28, 2003 (File No. 0-22192), filed August 12, 2003:

10.11	Amendment to Receivables Purchase Agreement dated as of June 30, 2003, by and among PFG Receivables Corporation, as Seller, Performance Food Group Company, as Servicer, Jupiter Securitization Corporation and Bank One, NA, as Agent.

K.	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended July 3, 2004 (File No. 0-22192), filed August 11, 2004:

10.12	Amendment to Receivables Purchase Agreement dated as of June 28, 2004 by and between PFG Receivables Corporation, as Seller, Performance Food Group Company, as Servicer, Jupiter Securitization Corporation and Bank One, NA, as Agent.

L.	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended October 2, 2004 (File No. 0-22192), filed November 12, 2004:

10.13	Form of Non-Qualified Stock Option Agreement.*

10.14	Form of Incentive Stock Option Agreement.*

M.	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended January 1, 2005:

10.15	Trust Agreement for the Performance Food Group Employee Savings and Stock Ownership Plan.

N.	Incorporated by reference to our Current Report on Form 8-K dated February 28, 2005 (File No. 0-22192):

2.1	Stock Purchase Agreement, dated as of February 22, 2005, between Performance Food Group Company and Chiquita Brands International, Inc. (Pursuant to Item 601(b)(2) of Regulation S-K the schedules and exhibits to this agreement have been omitted from this filing.)

O.	Incorporated by reference to our Current Report on Form 8-K dated March 21, 2005 (File No. 0-22192):

10.16	Form of Restricted Share Award Agreement.*

Exhibit
Number	Description

P.	Incorporated by reference to our Current Report on Form 8-K dated April 28, 2005 (File No. 0-22192):

10.17	Amendment and Waiver, dated as of April 26, 2005 among Performance Food Group Company, the Lenders party to the Credit Agreement and Wachovia Bank, National Association, as Administrative Agent for the Lenders.

Q.	Incorporated by reference to our Current Report on Form 8-K dated May 24, 2005 (File No. 0-22192):

10.18	Form of Non-Qualified Stock Option Agreement.*

R.	Incorporated by reference to our Current Report on Form 8-K dated June 30, 2005 (File No. 0-22192):

10.19	Amendment to Receivables Purchase Agreement dated as of June 27, 2005 by and between PFG Receivables Corporation, as Seller, Performance Food Group Company, as Servicer, Jupiter Securitization Corporation and JPMorgan Chase Bank, N.A., successor by merger to Bank One, NA, as Agent.

S.	Incorporated by reference to our Current Report on Form 8-K dated October 11, 2005 (File No. 0-22192):

10.20	Second Amended and Restated Credit Agreement dated as of October 7, 2005 by and among Performance Food Group Company, the Lenders a party thereto, and Wachovia Bank, National Association as Administrative Agent for the Lenders.

10.21	Form of Revolving Credit Note.

T.	Incorporated by reference to our Current Report on Form 8-K dated March 1, 2006 (File No. 0-22192):

10.22	Performance Food Group Company 2006 Cash Incentive Plan.*

U.	Incorporated by reference to our Current Report on Form 8-K dated April 13, 2006 (File No. 0-22192):

10.23	Form of Non-Qualified Stock Option Agreement.*

V.	Incorporated by reference to our Current Report on Form 8-K dated May 17, 2006 (File No. 0-22192):

10.24	Form of Non-Employee Director Restricted Share Award Agreement.*

W.	Incorporated by reference to our Current Report on Form 8-K dated June 29, 2006 (File No. 0-22192):

10.25	Amendment to Receivables Purchase Agreement dated as of June 26, 2006 by and between PFG Receivables Corporation, as Seller, Performance Food Group Company, as Servicer, Jupiter Securitization Corporation and JPMorgan Chase Bank, N.A., successor by merger to Bank One, NA (Main Office Chicago).

X.	Incorporated by reference to our Current Report on Form 8-K dated August 21, 2006 (File No. 0-22192)

10.26	Steven L. Spinner Executive Compensation Summary.*

Exhibit
Number	Description

Y.	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 0-22192) filed November 7, 2006:

10.27	Amendment No. 3 to Rights Agreement dated September 8, 2006 between Performance Food Group Company and Bank of New York, as subsequent Rights Agent.

Z.	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 30, 2006 (File No. 0-22192):

10.28	2007 Named Executive Officer and Director Compensation Summary.*

AA.	Incorporated herein by reference to our Current Report on Form 8-K dated February 27, 2007 (File No. 0-22192):

10.29	Performance Food Group Company 2007 Cash Incentive Plan.*

BB.	Incorporated herein by reference to our Current Report on Form 8-K dated March 6, 2007 (File No. 0-22192):

10.30	Form of Stock Appreciation Right Award Agreement.*

CC.	Incorporated herein by reference to our Quarterly Report for the quarter ended March 31, 2007 (File No. 0-22192) filed May 8, 2007:

10.31	Fourth Amendment to Performance Food Group Company 1993 Employee Stock Incentive Plan.*

10.32	Amendment No. 1 to Performance Food Group Company 2003 Equity Incentive Plan.*

10.33	Third Amendment to Performance Food Group Company 1993 Outside Directors’ Stock Option Plan.*

DD.	Incorporated herein by reference to our Current Report on Form 8-K dated June 27, 2007 (File No. 0-22192):

10.34	Amendment to Receivables Purchase Agreement, dated as of June 25, 2007 is by and among PFG Receivables Corporation, as Seller, Performance Food Group Company, as Servicer, Falcon Asset Securitization Company LLC (assignee of Jupiter Securitization Company LLC) and JPMorgan Chase Bank, N.A., successor by merger to Bank One, NA (Main Office Chicago), as Agent.

EE.	Incorporated herein by reference to our Quarterly Report for the quarter ended September 29, 2007 (File No. 0-22192) filed November 6, 2007:

10.35	Amended and Restated Performance Food Group Company Employee Stock Purchase Plan.*

10.36	Amended and Restated Performance Food Group Company Employee Savings and Stock Ownership Plan.*

10.37	Amended and Restated Performance Food Group Company Senior Management Severance Plan.*

10.38	Amendment No. 1 to Performance Food Group Company 2006 Cash Incentive Plan.*

10.39	Amendment No. 1 to Performance Food Group Company 2007 Cash Incentive Plan.*

Exhibit
Number	Description

10.40	Amended and Restated Performance Food Group Company Supplemental Executive Retirement Plan.*

FF.	Incorporated herein by reference to our Current Report on Form 8-K dated December 3, 2007 (File No. 0-22192):

3.2	Restated Bylaws of Performance Food Group Company, as amended (Restated for SEC electronic filing purposes only).

GG.	Incorporated herein by reference to our Current Report on Form 8-K dated January 18, 2008 (File No. 0-22192):

2.2	Agreement and Plan of Merger, dated as of January 18, 2008, by and among Performance Food Group Company, VISTAR Corporation and Panda Acquisition, Inc. (Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. Performance Food Group Company agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.)

HH.	Incorporated herein by reference to our Annual Report on Form 10-K for the fiscal year ended December 29, 2007 (File No. 0-22192):

10.41	Named Executive Officer and Director Compensation Summary.*

10.42	Amended and Restated Performance Food Group Company Deferred Compensation Plan.*

10.43	Form of Change of Control Agreement by and between Performance Food Group Company and its Executive Officers.*

10.44	Negative consent amendment to the Second Amended and Restated Credit Agreement dated as of October 7, 2005 by and among Performance Food Group Company, the Lenders a party thereto, and Wachovia Bank, National Association as Administrative Agent for the Lenders.

10.45	Fourteenth Amendment to the Performance Food Group Company Employee Savings and Stock Ownership Plan.

10.46	Fifteenth Amendment to the Performance Food Group Company Employee Savings and Stock Ownership Plan.

21	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

II.	Filed herewith

31.3	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 28, 2008.

PERFORMANCE FOOD GROUP COMPANY

By:	/s/ John D. Austin

John D. Austin
Senior Vice President and Chief Financial Officer