Form 10-Q
period 2008-03-29
PERFORMANCE FOOD GROUP CO
filed 2008-05-06
CIK 908254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2008
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
☑ Yes          ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes          ☑ No
As of May 1, 2008, 35,611,112 shares of the issuer’s common stock were outstanding.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Performance Food Group Company:
We have reviewed the accompanying condensed consolidated balance sheet of Performance Food Group Company and subsidiaries (the Company) as of March 29, 2008, the related condensed consolidated statements of earnings and cash flows for the three-month periods ended March 29, 2008 and March 31, 2007. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Performance Food Group Company and subsidiaries as of December 29, 2007, and the related consolidated statements of earnings, shareholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated February 26, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 29, 2007 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP
Richmond, Virginia
May 6, 2008

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(In thousands)	March 29, 2008	December 29, 2007

Assets
Current assets:
Cash and cash equivalents	$95,087	$87,711
Accounts receivable, net, including retained interest in securitized receivables	253,100	256,306
Inventories	348,817	329,686
Other current assets	34,833	33,645

Total current assets	731,837	707,348
Property, plant and equipment, net	318,387	318,264
Goodwill, net	356,509	356,509
Other intangible assets, net	42,877	44,238
Other assets	16,626	19,292
Assets held for sale (Note 2)	8,943	6,389

Total assets	$1,475,179	$1,452,040

Liabilities and Shareholders’ Equity
Current liabilities:
Outstanding checks in excess of deposits	$99,357	$96,633
Current installments of long-term debt	—	64
Trade accounts payable	296,172	275,580
Other current liabilities	139,452	147,063

Total current liabilities	534,981	519,340
Long-term debt and capital lease obligations, excluding current installments	9,030	9,529
Income taxes — long-term	4,057	3,530
Deferred income taxes	59,017	58,947

Total liabilities	607,085	591,346
Shareholders’ equity	868,094	860,694

Total liabilities and shareholders’ equity	$1,475,179	$1,452,040

See accompanying notes to unaudited condensed consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings (Unaudited)

	Three Months Ended
(In thousands, except per share amounts)	March 29, 2008	March 31, 2007

Net sales	$1,671,895	$1,529,744
Cost of goods sold	1,461,746	1,334,338

Gross profit	210,149	195,406
Operating expenses	193,926	182,560
Merger-related costs (Note 3)	4,369	—
Facility closure costs (Note 11)	3,348	—

Operating profit	8,506	12,846

Other expense, net:
Interest income	591	843
Interest expense	(592)	(575)
Loss on sale of receivables	(1,424)	(1,826)
Other, net	12	20

Other expense, net	(1,413)	(1,538)

Earnings before income taxes	7,093	11,308
Income tax expense	2,801	4,435

Earnings from continuing operations, net of tax	4,292	6,873
(Loss) earnings from discontinued operations	(197)	52

Net earnings	$4,095	$6,925

Weighted average common shares outstanding:
Basic	34,937	34,534
Diluted	35,434	34,907

Earnings per common share:
Basic	$0.12	$0.20
Diluted	$0.12	$0.20

See accompanying notes to unaudited condensed consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
(In thousands)	March 29, 2008	March 31, 2007

Cash flows from operating activities of continuing operations:
Earnings from continuing operations	$4,292	$6,873
Adjustments to reconcile net earnings from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation	7,392	6,671
Amortization	1,267	814
Stock compensation expense	1,819	1,373
Deferred income taxes	(572)	(1,423)
Tax benefit on exercise of equity awards	21	305
Other	133	24
Change in operating assets and liabilities, net	(305)	26,033

Net cash provided by operating activities of continuing operations	14,047	40,670

Cash flows from investing activities of continuing operations:
Purchases of property, plant and equipment	(10,108)	(6,976)
Proceeds from sale of property, plant and equipment	—	15,859

Net cash (used in) provided by investing activities of continuing operations	(10,108)	8,883

Cash flows from financing activities of continuing operations:
Increase in outstanding checks in excess of deposits	2,724	2,044
Principal payments on long-term debt	(555)	(2,610)
Proceeds from employee stock option, incentive and purchase plans	1,391	2,632
Excess tax benefit on exercise of equity awards	74	717

Net cash provided by financing activities of continuing operations	3,634	2,783

Cash provided by continuing operations	7,573	52,336

Cash flows from discontinued operations:
Cash used in operating activities of discontinued operations	—	(1,747)
Cash (used in) provided by investing activities of discontinued operations	(197)	52

Total cash used in discontinued operations	(197)	(1,695)

Net increase in cash and cash equivalents	7,376	50,641
Cash and cash equivalents, beginning of period	87,711	75,087

Cash and cash equivalents, end of period	$95,087	$125,728

See accompanying notes to unaudited condensed consolidated financial statements.

PERFORMANCE FOOD GROUP COMPANY AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

1.	Basis of Presentation

The accompanying condensed consolidated financial statements of Performance Food Group Company and subsidiaries (the “Company”) as of March 29, 2008 and for the three months ended March 29, 2008 and March 31, 2007 are unaudited. The unaudited December 29, 2007 condensed consolidated balance sheet was derived from the audited consolidated balance sheet included in the Company’s latest Annual Report on Form 10-K. The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and Rule 10-01 of Regulation S-X.

In the opinion of management, the unaudited condensed consolidated financial statements contained in this report reflect all adjustments, consisting of only normal recurring accruals, which are necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. References in this Form 10-Q to the 2008 and 2007 quarters refer to the fiscal quarters ended March 29, 2008 and March 31, 2007, respectively. These unaudited condensed consolidated financial statements, note disclosures and other information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K.

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

Inventories

The Company’s inventories consist of food and non-food products. The Company values inventories at the lower of cost or market using the first-in, first-out method. At March 29, 2008 and December 29, 2007, the Company’s inventory balances of $348.8 million and $329.7 million, respectively, consisted primarily of finished goods. Costs in inventory include the purchase price of the product and freight charges to deliver the product to the Company’s warehouses. The Company maintains reserves for slow-moving, excess and obsolete inventories. These reserves are based upon category, inventory age, specifically identified items and overall economic conditions.

Assets Held for Sale

The Company classifies assets as held for sale and ceases depreciating the assets when there is a plan for disposal of assets and those assets meet the held for sale criteria as defined in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). At March 29, 2008, the Company had approximately $8.9 million of assets classified as held for sale for two of its Broadline segment facilities. At December 29, 2007, the Company had approximately $6.4 million of assets classified as held for sale for one of its Broadline segment facilities. The facilities are held for sale as replacement facilities have been built. The Company is actively marketing these properties.

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

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and requires enhanced disclosures about fair value measurements. This pronouncement is effective for financial statements issued for fiscal years beginning after November 15, 2007; however, on February 12, 2008, the FASB issued a final staff position that delayed the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. Accordingly, the Company adopted this pronouncement in 2008 and utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. SFAS No. 157 includes a fair value hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon their own market assumptions. The fair value hierarchy consists of the following three levels: (1) inputs are quoted prices in active markets for identical assets or liabilities, (2) inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs which are derived principally from or corroborated by observable market data and (3) inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable. The Company has a residual interest in its accounts receivable securitization facility valued based on unobservable inputs (level 3) of $113.0 million at March 29, 2008 as described further in Note 7. The Company does not anticipate that the adoption of the delayed portion of this pronouncement will have a material impact on its consolidated financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised) Business Combinations (SFAS No. 141R). SFAS No. 141R establishes principles and requirements for how the acquirer in a business combination recognizes, measures and reports the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. The pronouncement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. The adoption of this pronouncement will impact any acquisitions consummated subsequent to the effective date.

In December 2007, the FASB issued SFAS No. 160 Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (SFAS No. 160). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This pronouncement is effective for fiscal years beginning after December 15, 2008. The Company does not anticipate the pronouncement will have a material impact on its consolidated financial position and results of operations.

3.	Merger Agreement with VISTAR Corporation

On January 18, 2008, the Company entered into an agreement and plan of merger with VISTAR Corporation and Panda Acquisition, Inc., a wholly owned subsidiary of VISTAR. VISTAR is a food distributor specializing in the areas of Italian, pizza, vending, office coffee, concessions, fundraising and theater markets and is controlled by private investment funds affiliated with The Blackstone Group, with a minority interest held by a private investment fund affiliated with Wellspring Capital Management LLC.

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

Consummation of the merger is subject to various closing conditions, including approval of the merger agreement by the Company’s shareholders, expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “Hart-Scott-Rodino Act”), and other customary closing conditions. During the 2008 quarter, the applicable waiting period under the Hart-Scott-Rodino Act expired and the Company announced a shareholder meeting to be held on May 14, 2008, at which the Company’s shareholders would vote on a proposal to approve the merger agreement. The Company expects to close the transaction during the second quarter of 2008. During the 2008 quarter, the Company recorded approximately $4.4 million in costs associated with the pending merger.

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

A reconciliation of the basic and diluted EPS computations is as follows:

	2008 Quarter			2007 Quarter
			Per-Share			Per-Share
(In thousands, except per share amounts)	Earnings	Shares	Amount	Earnings	Shares	Amount

Basic EPS — continuing operations	$4,292	34,937	$0.12	$6,873	34,534	$0.20
Dilutive effect of equity awards	—	497	—	—	373	—

Diluted EPS — continuing operations	$4,292	35,434	$0.12	$6,873	34,907	$0.20

Options to purchase approximately 1.5 million shares that were outstanding at March 29, 2008 were excluded from the computation of diluted shares because of their anti-dilutive effect on EPS for the 2008 quarter. The exercise price of these options ranged from $30.74 to $41.15. Options to purchase approximately 1.8 million shares that were outstanding at March 31, 2007 were excluded from the computation of diluted shares because of their anti-dilutive effect on EPS for the 2007 quarter. The exercise prices of these options ranged from $29.40 to $41.15.

5.	Stock Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment (SFAS 123(R)), using the modified-prospective transition method. Under this transition method, compensation cost recognized after January 1, 2006 includes: 1) compensation cost for all share-based payments granted through December 31, 2005, but for which the requisite service period had not been completed as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and 2) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

Stock Option and Incentive Plans

During the 2008 quarter, the Company awarded approximately 16,000 shares of restricted stock under the Company’s 2003 Equity Incentive Plan (the “2003 Plan”). The shares generally vest four years from the date of grant. Approximately $0.6 million and $0.4 million of stock compensation expense was recognized in the condensed consolidated statements of earnings in the 2008 and 2007 quarters, respectively, for stock options and stock appreciation rights and $1.2 million and $0.9 million in the 2008 and 2007 quarters, respectively, for restricted stock grants. The Company has not made any grants of other stock based awards under the 2003 Plan.

Employee Stock Purchase Plan

Purchases made on January 15, 2008 under the Company’s Employee Stock Purchase Plan (the “Stock Purchase Plan”) totaled approximately 56,000 shares and the grant date fair value was estimated to be $3.67 per share. The purchase price is equal to 85% of the market price on the last day of the purchase period. Stock compensation expense recognized in the condensed consolidated statements of earnings was nominal in the 2008 quarter and $0.1 million in the 2007 quarter for the Stock Purchase Plan.

In connection with the planned merger with VISTAR, the Company suspended the offering period under the Stock Purchase Plan on January 18, 2008. As such, purchases made on January 18, 2008 for the period January 15, 2008 to January 18, 2008 totaled approximately 1,000 shares and the grant date fair value was estimated to be $4.77 per share.

All Share-Based Compensation Plans

The total share-based compensation cost recognized in operating expenses in the condensed consolidated statements of earnings in the 2008 and 2007 quarters was $1.8 million and $1.4 million, respectively, which represents the expense associated with our stock options, stock appreciation rights, restricted stock and shares purchased under the Stock Purchase Plan. At March 29, 2008, there was approximately $4.4 million of total unrecognized compensation cost related to unvested stock options and stock appreciation rights and $9.5 million of total unrecognized compensation cost related to unvested shares of restricted stock, which will be recognized over the remaining vesting periods.

6.	FIN 48

As of March 29, 2008 and December 29, 2007, the Company had unrecognized tax benefits of $5.1 million and $4.5 million, respectively ($4.2 million and $3.6 million net of federal tax benefit, respectively), of which $2.1 million ($1.4 million net of federal tax benefit), if recognized, could affect the effective tax rate for continuing operations.

As of March 29, 2008 and December 29, 2007, substantially all federal, state and local and foreign income tax matters have been concluded for years through 2003. It is reasonably possible that a decrease of $1.3 million ($0.8 million net of federal tax benefit) in the balance of unrecognized tax benefits may occur within the next twelve months due to statutes of limitations expirations, filing of amended returns, and closing and/or settling of audits, all of which could affect the effective tax rate of continuing operations.

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

At March 29, 2008, securitized accounts receivable totaled $243.0 million, including $130.0 million sold to the financial institution and derecognized from the condensed consolidated balance sheet. Total securitized accounts receivable include the Company’s residual interest in accounts receivable (“Residual Interest”) of $113.0 million. At December 29, 2007, securitized accounts receivable totaled $264.9 million, including $130.0 million sold to the financial institution and derecognized from the consolidated balance sheet, and including Residual Interest of $134.9 million. The Residual Interest represents the Company’s retained interest in receivables held by PFG Receivables Corporation. The Residual Interest was measured using the estimated discounted cash flows of the underlying accounts receivable, based on estimated collections and a discount rate approximately equivalent to the Company’s incremental borrowing rate. The loss on the sale of the undivided interest in receivables of $1.4 million and $1.8 million in the 2008 and 2007 quarters, respectively, is included in other expense, net, in the condensed consolidated statements of earnings and represents the Company’s cost of securitizing those receivables with the financial institution. At March 29, 2008, the rate under the Receivables Facility was 3.6% per annum.

The key economic assumptions used to measure the Residual Interest at March 29, 2008 were a discount rate of 5.25% and an estimated life of approximately 1.5 months. At March 29, 2008, an immediate adverse change in the discount rate and estimated life of 10% and 20%, with other factors remaining constant, would reduce the fair value of the Residual Interest, with a corresponding increase in the loss on sale of receivables, but would not have a material impact on the Company’s consolidated financial condition or results of operations.

8.	Goodwill and Other Intangible Assets

The following table presents details of the Company’s intangible assets as of March 29, 2008 and December 29, 2007:

	As of March 29, 2008			As of December 29, 2007
	Gross Carrying	Accumulated		Gross Carrying	Accumulated
(In thousands)	Amount	Amortization	Net	Amount	Amortization	Net

Intangible assets with definite lives:
Customer relationships	$30,826	$13,271	$17,555	$31,746	$13,108	$18,638
Trade names and trademarks	17,228	4,461	12,767	17,228	4,277	12,951
Deferred financing costs	3,546	2,729	817	3,570	2,660	910
Non-compete agreements	2,578	2,574	4	2,663	2,658	5

Total intangible assets with definite lives	$54,178	$23,035	$31,143	$55,207	$22,703	$32,504

Intangible assets with indefinite lives:
Goodwill*	$368,535	$12,026	$356,509	$368,535	$12,026	$356,509
Trade names*	11,869	135	11,734	11,869	135	11,734

Total intangible assets with indefinite lives	$380,404	$12,161	$368,243	$380,404	$12,161	$368,243

*	Amortization was recorded before the Company’s adoption of SFAS No. 142, Goodwill and Other Intangible Assets.
The Company recorded amortization expense of $1.4 million and $0.9 million in the 2008 and 2007 quarters, respectively. These amounts included amortization of debt issuance costs of approximately $0.1 million in both the 2008 and 2007 quarters. The estimated future amortization expense on intangible assets as of March 29, 2008 is as follows:

(In thousands)	Amount

2008 (remaining quarters)	$2,316
2009	3,083
2010	2,994
2011	2,728
2012	2,723
2013	2,657
Thereafter	14,642

Total amortization expense	$31,143

9.	Commitments and Contingencies

At March 29, 2008, the Company’s Broadline and Customized segments had outstanding commitments for capital projects totaling $12.0 million and $0.3 million, respectively. Amounts due under these contracts were not included on the Company’s condensed consolidated balance sheet as of March 29, 2008, in accordance with generally accepted accounting principles.

The Company has entered into numerous operating leases, including leases of buildings, equipment, tractors and trailers. In certain of the Company’s leases of tractors, trailers and other vehicles and equipment, the Company has provided residual value guarantees to the lessors. Circumstances that would require the Company to perform under the guarantees include either (1) the Company’s default on the leases with the leased assets being sold for less than the specified residual values in the lease agreements, or (2) the Company’s decision not to purchase the assets at the end of the lease terms combined with the sale of the assets, with sale proceeds less than the residual value of the leased assets specified in the lease agreements. The Company’s residual value guarantees under these operating lease agreements typically range between 4% and 20% of the value of the leased assets at inception of the lease. These leases have original terms ranging from two to eight years and expiration dates ranging from 2008 to 2015. As of

March 29, 2008, the undiscounted maximum amount of potential future payments under the Company’s guarantees totaled $7.2 million, which would be mitigated by the fair value of the leased assets at lease expiration. The assessment as to whether it is probable that the Company will be required to make payments under the terms of the guarantees is based upon the Company’s actual and expected loss experience. Consistent with the requirements of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees of Indebtness of Others (“FIN 45”), the Company has recorded $80,000 of the $7.2 million of potential future guarantee payments on its condensed consolidated balance sheet as of March 29, 2008.

10.	Sale-leaseback Transaction

During the 2007 quarter, the Company entered into a substitution of collateral and sale-leaseback transaction involving one of its Broadline operating facilities and one of its former fresh-cut segment operating facilities. This transaction resulted in the Company being released from a guarantee of future lease payments on one of its former fresh-cut segment facilities that was sold to Chiquita Brands International, Inc. The Company’s Broadline operating facility was sold to a third party and leased back pursuant to a lease agreement with an initial term expiring in 2026. This transaction resulted in a gain of approximately $2.9 million. In accordance with SFAS No. 98, Accounting for Leases: Sale-Leaseback Transactions involving Real Estate, the gain will be amortized over the life of the lease as a reduction of lease expense.

11.	Magee, Mississippi Broadline Facility Closing

On January 9, 2008, the Company’s Board of Directors authorized the closure of the Magee, Mississippi broadline distribution facility. During the 2008 quarter, the Company recorded costs of $3.3 million associated with this planned closing. These costs included $1.2 million for severance and stay bonuses, $1.4 million for the write-down of certain assets, $0.6 million for the write-off of intangible assets and $0.1 million for other costs incurred to close the facility. The Company anticipates that it will incur costs of between $5.0 million and $6.0 million related to real estate valuation reserves and facility lease payments and approximately $0.5 million for remaining severance pay, stay bonuses and other costs during the quarter ending June 28, 2008. The Company expects that the facility will be closed during the quarter ending June 28, 2008.

12.	Industry Segment Information

The Company has two operating segments included in its continuing operations: broadline foodservice distribution (“Broadline”) and customized foodservice distribution (“Customized”). As discussed in Note 13, the Company’s former fresh-cut segment is accounted for as a discontinued operation. Broadline markets and distributes more than 65,000 national and proprietary brand food and non-food products to a total of over 41,000 street and chain customers. Broadline consists of 19 distribution facilities that design their own product mix, distribution routes and delivery schedules to accommodate the needs of a large number of customers whose individual purchases vary in size. In addition, Broadline operates three locations that provide merchandising services to independent foodservice and non-foodservice distributors. Customized services casual and family dining chain restaurants. These customers generally prefer a distribution system that facilitates overall program management, menu and promotional roll-out changes, individualized customer service and tailored distribution routing. The Customized distribution network distributes nationwide and internationally from eight distribution facilities.

2008 Quarter			Corporate and	Total Continuing
(In thousands)	Broadline	Customized	Intersegment	Operations

Net external sales	$971,845	$700,050	$—	$1,671,895
Intersegment sales	181	56	(237)	—
Total sales	972,026	700,106	(237)	1,671,895
Operating profit	11,230	9,729	(12,453)	8,506
Interest expense (income)	3,168	924	(4,091)	1
Loss (gain) on sale of receivables	2,495	1,027	(2,098)	1,424
Depreciation	5,429	1,904	59	7,392
Amortization	1,267	—	—	1,267
Capital expenditures	6,727	1,099	2,282	10,108

2007 Quarter			Corporate and	Total Continuing
(In thousands)	Broadline	Customized	Intersegment	Operations

Net external sales	$915,651	$614,093	$—	$1,529,744
Intersegment sales	311	50	(361)	—
Total sales	915,962	614,143	(361)	1,529,744
Operating profit	11,539	8,378	(7,071)	12,846
Interest expense (income)	899	1,275	(2,442)	(268)
Loss (gain) on sale of receivables	2,890	931	(1,995)	1,826
Depreciation	4,981	1,622	68	6,671
Amortization	814	—	—	814
Capital expenditures	4,171	2,778	27	6,976
Total assets by reportable segment and reconciliation to the condensed consolidated balance sheets are as follows:

	March 29, 2008	December 29, 2007

Broadline	$951,643	$943,460
Customized	287,818	289,450
Corporate & Intersegment	235,718	219,130

Total assets	$1,475,179	$1,452,040

13.	Discontinued Operations

In 2005, the Company sold all of its stock in the subsidiaries that comprised its fresh-cut segment to Chiquita Brands International, Inc.; as such, all amounts pertaining to the Company’s former fresh-cut segment are presented as discontinued operations. Accordingly, unless otherwise noted, all amounts presented in the accompanying condensed consolidated financial statements, including all note disclosures, contain only information related to the Company’s continuing operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Unless this Form 10-Q indicates otherwise or the context otherwise requires, the terms “we,” “our,” “us,” the “Company,” or “Performance Food Group” as used in this Form 10-Q refer to Performance Food Group Company and its subsidiaries other than those making up our former fresh-cut segment. References in this Form 10-Q to the 2008 and 2007 quarters refer to our fiscal quarters ended March 29, 2008 and March 31, 2007, respectively. The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q and our consolidated financial statements and the related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended December 29, 2007.
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
Merger Agreement with VISTAR Corporation
On January 18, 2008, we entered into an agreement and plan of merger with VISTAR Corporation and Panda Acquisition, Inc., a wholly owned subsidiary of VISTAR. VISTAR is a food distributor specializing in the areas of Italian, pizza, vending, office coffee, concessions, fundraising and theater markets, controlled by private investment funds affiliated with The Blackstone Group with a minority interest held by an investment fund affiliated with Wellspring Capital Management LLC.
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
Consummation of the merger is subject to various closing conditions, including approval of the merger agreement by our shareholders, expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “Hart-Scott-Rodino Act”), and other customary closing conditions. During the 2008 quarter, the applicable waiting period under the Hart-Scott-Rodino Act expired and we announced a shareholder meeting to be held on May 14, 2008, at which our shareholders would vote on a proposal to approve the merger agreement. We expect to close the transaction during the second quarter of 2008. During the 2008 quarter, we recorded approximately $4.4 million in costs associated with the pending merger.
Overview
Our net sales in the 2008 quarter increased 9.3% compared to the 2007 quarter. Inflation was approximately 6% in the 2008 quarter. Sales were positively impacted by the rollout of previously announced new business in our Customized segment. Our gross margin percentage, which we define as gross profit as a percentage of sales, decreased in the 2008 quarter primarily due to the impact of inflation in our Broadline and Customized segments, partially offset by improvements related to our procurement initiatives in our Broadline segment. Our operating expense ratio, which we define as operating expenses as a percentage of net sales, increased in the 2008 quarter, primarily due to the costs associated with the closing of our Magee, Mississippi broadline facility, costs associated with our pending merger with VISTAR and increased stock compensation and fuel costs, partially offset by improved operating efficiencies.

Going forward, we will continue to be focused on managing the growth we are generating in our business, adding new capacity and driving operational improvements. We continue to seek innovative means of servicing our customers to distinguish ourselves from others in the marketplace.
Results of Operations
Net Sales

Net Sales	2008 Quarter		2007 Quarter
(In thousands)	Net Sales	% of Total	Net Sales	% of Total

Broadline	$972,026	58.1%	$915,962	59.9%
Customized	700,106	41.9%	614,143	40.1%
Intersegment*	(237)	—	(361)	—

Net sales	$1,671,895	100.0%	$1,529,744	100.0%

*	Intersegment sales are sales between the segments, which are eliminated in consolidation.
Consolidated. In the 2008 quarter, net sales increased $142.2 million, or 9.3%, to $1.7 billion. We estimated that inflation was approximately 6% in the 2008 quarter. Both segments are discussed in more detail in the following paragraphs.
Broadline. In the 2008 quarter, Broadline net sales increased $56.1 million, or 6.1%, to $972.0 million, compared to $916.0 million in the 2007 quarter. We estimated that food price inflation of approximately 7%, primarily in the dairy, meat and poultry product categories, drove the increase in Broadline’s net sales in the 2008 quarter.
Broadline net sales represented 58.1% and 59.9% of our net sales in the 2008 and 2007 quarters, respectively. The decrease as a percentage of our net sales was primarily due to the growth in Customized sales, as described below.
Customized. In the 2008 quarter, Customized net sales increased $86.0 million, or 14.0%, to $700.1 million, compared to $614.1 million in the 2007 quarter. The increase in the 2008 quarter was primarily due to the rollout of approximately $250 million in annualized new business that began in the fourth quarter of 2007 and continued into the 2008 quarter, of which approximately $58 million contributed to the 2008 quarter. We estimated that food price inflation of approximately 5% contributed to our sales growth in the 2008 quarter. Customized net sales represented 41.9% and 40.1% of our net sales in the 2008 and 2007 quarters, respectively. The increase in the 2008 quarter was due to the addition of new business and inflation, as discussed above.
Cost of goods sold
Consolidated. In the 2008 quarter, cost of goods sold increased $127.4 million, or 9.5%, to $1.5 billion. Cost of goods sold as a percentage of net sales, or the cost of goods sold ratio, was 87.4% in the 2008 quarter, compared to 87.2% in the 2007 quarter. The increase in the cost of goods sold ratio in the 2008 quarter was primarily the result of inflation and a sales mix shift in our Broadline segment.
Broadline. Our Broadline segment’s cost of goods sold as a percentage of net sales in the 2008 quarter increased compared to the 2007 quarter due to inflation and sales mix changes, partially offset by improvements made related to our procurement initiatives. While inflation negatively impacted our percentage margin for the quarter, our gross profit dollars were not as impacted by the significant inflation in dairy, meat and poultry categories. This is due in large part to the customary pricing of multi-unit and center-of-the-plate product categories, both of which are generally priced on a fee per case or pound basis versus a percentage mark-up on cost.
Customized. Our Customized segment’s cost of goods sold as a percentage of net sales in the 2008 quarter remained flat as compared to the 2007 quarter.

Gross profit
In the 2008 quarter, gross profit increased $14.7 million, or 7.5%, to $210.1 million, compared to $195.4 million in the 2007 quarter. Gross profit margin was 12.6% in the 2008 quarter, compared to 12.8% in the 2007 quarter. The decline in our gross profit margin in the 2008 quarter is primarily due to inflation; however, as noted above, even though inflation caused our gross profit margin to decline, our gross profit dollars were not impacted as much by inflation as our gross profit margin.
Operating expenses
Consolidated. In the 2008 quarter, operating expenses increased $19.1 million, or 10.5%, to $201.6 million, compared to $182.6 million in the 2007 quarter. Operating expenses as a percentage of net sales were 12.1% in the 2008 quarter, compared to 11.9% in the 2007 quarter. Our operating expenses and operating expense ratio increased in the 2008 quarter primarily due to costs associated with the closing of our Magee, Mississippi Broadline facility, costs associated with our previously discussed pending merger with VISTAR and increased stock compensation and fuel costs, partially offset by improved operating efficiencies.
Broadline. Our Broadline segment’s operating expenses and operating expenses as a percentage of sales increased in the 2008 quarter from the 2007 quarter, primarily due to costs associated with our facility closing and increased fuel costs. These costs are partially offset by improved operating efficiencies, primarily as a result of increased warehouse and transportation productivity.
Customized. Our Customized segment’s operating expenses as a percentage of sales decreased slightly in the 2008 quarter compared to the 2007 quarter. Increased sales and improved operating efficiencies were mostly offset by increased fuel costs.
Corporate. Our Corporate segment’s operating expenses increased in the 2008 quarter compared to the 2007 quarter primarily as a result of $4.4 million in costs associated with our previously discussed pending merger with VISTAR and increased stock compensation costs.
Operating Profit

	2008 Quarter		2007 Quarter
Operating Profit	Operating	% of	Operating	% of
(In thousands)	Profit	Sales	Profit	Sales

Broadline	$11,230	1.2%	$11,539	1.3%
Customized	9,729	1.4%	8,378	1.4%
Corporate	(12,453)	—	(7,071)	—

Operating profit	$8,506	0.5%	$12,846	0.8%

Note:	The above table includes the impact of pre-tax costs associated with our Broadline facility closing of $3.3 million in our Broadline segment and the impact of the pre-tax costs associated with our pending merger with VISTAR of $4.4 million in our Corporate segment.
Consolidated. In the 2008 quarter, operating profit decreased $4.3 million, or 33.8%, to $8.5 million, compared to $12.8 million in the 2007 quarter. Operating profit margin, defined as operating profit as a percentage of net sales, was 0.5% in the 2008 quarter, compared to 0.8% in the 2007 quarter. Consolidated operating profit in the 2008 quarter was negatively impacted by costs associated with our Broadline facility closing, costs associated with our previously discussed pending merger with VISTAR and increased stock compensation and fuel costs, partially offset by improved operating efficiencies in both segments and procurement initiatives in our Broadline segment.
Broadline. Our Broadline segment’s operating profit margin was 1.2% in the 2008 quarter, compared to 1.3% in the 2007 quarter. Operating profit margin in the 2008 quarter was negatively impacted by continued inflation, primarily in the dairy, meat and poultry categories, costs associated with our facility closing and increased fuel costs, partially offset by procurement initiatives, improved operating efficiencies and a $1.0 million gain associated with a legal settlement.
Customized. Our Customized segment’s operating profit margin was 1.4% in both the 2008 and 2007 quarters.

Other expense, net
Other expense, net, was $1.4 million in the 2008 quarter, compared to $1.5 million in the 2007 quarter. Included in other expense, net, was interest expense of $0.6 million in both the 2008 and 2007 quarters. Also included in other expense, net, was interest income of $0.6 million and $0.8 million in the 2008 and 2007 quarters, respectively. The decrease from the 2007 quarter was primarily due to a decrease in our cash balance available for investment. Other expense, net, also included losses on the sale of the undivided interest in receivables of $1.4 million and $1.8 million in the 2008 and 2007 quarters, respectively. The decrease from the 2007 quarter was due to lower interest rates on our receivables facility. The receivables facility is discussed below in “Liquidity and Capital Resources.”
Income tax expense
Income tax expense was $2.8 million in the 2008 quarter, compared to $4.4 million in the 2007 quarter. As a percentage of earnings before income taxes, the provision for income taxes was 39.5% in the 2008 quarter, compared to 39.2% in the 2007 quarter. The increase in the effective tax rate in the 2008 quarter compared to the 2007 quarter was primarily due to non-deductible consulting expenses.
Earnings from continuing operations
In the 2008 quarter, earnings from continuing operations decreased $2.6 million, or 37.6%, to $4.3 million, compared to $6.9 million in the 2007 quarter. Earnings as a percentage of net sales were 0.3% in the 2008 quarter and 0.4% in the 2007 quarter. The decrease is primarily due to the impact of the costs associated with our facility closure in our Broadline segment and costs associated with our pending merger with VISTAR in our Corporate segment.
Diluted net earnings per common share
Diluted net earnings per common share from continuing operations, or EPS, is computed by dividing earnings from continuing operations available to common shareholders by the weighted average number of common shares and dilutive potential common shares outstanding during the period. In the 2008 quarter, diluted EPS from continuing operations decreased $0.08 to $0.12 from $0.20 in the 2007 quarter. The decrease is primarily due to the impact of the costs associated with our facility closure in our Broadline segment and costs associated with our pending merger with VISTAR in our Corporate segment.
Magee, Mississippi Broadline Facility Closing
On January 9, 2008, our Board of Directors authorized the closure of the Magee, Mississippi broadline distribution facility. During the 2008 quarter, we recorded costs of $3.3 million associated with this planned closing. These costs included $1.2 million for severance and stay bonuses, $1.4 million for the write-down of certain assets, $0.6 million for the write-off of intangible assets and $0.1 million for other costs incurred to close the facility. We anticipate that we will incur costs of between $5.0 million and $6.0 million related to real estate valuation reserves and facility lease payments and approximately $0.5 million for remaining severance pay, stay bonuses and other costs during the 2008 second quarter. We expect that the facility will be closed during the 2008 second quarter.
Liquidity and Capital Resources
We have historically financed our operations and growth primarily with cash flows from operations, borrowings under our credit facilities, the issuance of long-term debt, the sale of undivided interests in receivables sold under the Receivables Facility, operating leases, normal trade credit terms and the sale of our common stock. We have reduced our working capital needs by financing our inventory principally with accounts payable and outstanding checks in excess of deposits. We typically fund our acquisitions, and expect to fund future acquisitions, with our existing cash, additional borrowings under our revolving credit facility and the issuance of debt.
Cash and cash equivalents totaled $95.1 million at March 29, 2008, an increase of $7.4 million from December 29, 2007. The increase was due to cash provided by operating activities of $14.0 million and cash provided by financing activities of $3.6 million, partially offset by cash used in investing activities of $10.1 million. Cash flows from discontinued operations used $0.2 million. Operating, investing and financing activities of our continuing operations are discussed below.
Operating activities of continuing operations
In the 2008 quarter, we generated cash from operating activities of $14.0 million, compared to $40.7 million in the 2007 quarter. In the 2008 quarter, net income plus depreciation, amortization and stock compensation expense, in addition to an increase in accounts payable and income taxes payable/receivable, partially offset by an increase in inventories and a decrease in accrued expenses, were the main factors contributing to the cash provided by operating activities. In the 2007 quarter, net income plus depreciation, amortization and stock compensation expense, in addition to an increase in accounts payable and income taxes and a decrease in accounts receivable, partially offset by an increase in inventories, were the main factors contributing to the cash provided by operating activities.
Investing activities of continuing operations
During the 2008 quarter, we used $10.1 million in investing activities, compared to generating $8.9 million in the 2007 quarter. Investing activities include the acquisition of businesses and additions to and disposals of property, plant and equipment. Capital expenditures were $10.1 million in the 2008 quarter and $7.0 million in the 2007 quarter. In the 2008 quarter, capital expenditures totaled $6.7 million in our Broadline segment, $1.1 million in our Customized segment, and $2.3 million in our Corporate segment. The increase in the capital spending in 2008 compared to 2007 is primarily due to our continued investment in information technology, as described below. During the 2007 quarter, we completed a substitution of collateral and sale-leaseback transaction involving one of our Broadline operating facilities and one of our former fresh-cut segment operating facilities, resulting in proceeds of approximately $15.9 million.
We continue to invest in information technology. As part of this initiative, we are implementing certain applications of an SAP software package, which we expect to be completed in 2008. We have specifically chosen the SAP financial and rebate income tracking applications, which will enable us to continue our initiative to centralize certain of our transactional accounting processes and will improve the overall efficiency of our financial reporting process. These applications will also help support our category management initiatives. We expect to make capital expenditures of approximately $10 million related to this SAP implementation throughout 2008, which is included in our anticipated capital expenditure range for 2008 of $30 to $40 million. Of the $10.1 million of capital expenditures in the 2008 quarter, $5.5 million was related to the SAP implementation.
Financing activities of continuing operations
During the 2008 quarter, we generated $3.6 million from financing activities, compared to $2.8 million in the 2007 quarter. Checks in excess of deposits increased by $2.7 million in the 2008 quarter and $2.0 million in the 2007 quarter. Checks in excess of deposits represent checks that we have written that are not yet cashed by the payee and in total exceed the current available cash balance at the respective bank. The increase in checks in excess of deposits in the 2008 quarter was related to timing of cash payments. Our associates who exercised stock options and purchased our stock under the Stock Purchase Plan provided $1.4 million of proceeds in the 2008 quarter, compared to $2.6 million of proceeds in the 2007 quarter.
Our $400 million senior revolving credit facility (the “Credit Facility”) expires in 2010 and bears interest at a floating rate equal to, at our election, the agent bank’s prime rate or a spread over LIBOR. This rate varies based upon our leverage ratio, as defined in the credit agreement. The Credit Facility has an annual commitment fee, ranging from 0.125% to 0.225% of the average daily unused portion of the total facility, based on our leverage ratio, as defined in the credit agreement. The Credit Facility also requires the maintenance of certain financial ratios, as defined in the credit agreement, and contains customary events of default. The Credit Facility allows for the issuance of up to $100.0 million of standby letters of credit, which reduce borrowings available under the Credit Facility. At March 29, 2008, we had no borrowings outstanding, $48.4 million of letters of credit outstanding and $351.6 million available under the Credit Facility, subject to compliance with customary borrowing conditions.

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
The total share-based compensation cost recognized in operating expenses in our condensed consolidated statements of earnings was $1.8 million and $1.4 million in the 2008 and 2007 quarters, respectively, which represents the expense associated with our stock options, stock appreciation rights, restricted stock and shares purchased under the Stock Purchase Plan. The income tax benefit recognized upon the exercise of stock options or vesting of restricted stock awards in excess of the tax benefit related to the compensation cost incurred was $0.1 million and $1.0 million in the 2008 and 2007 quarters, respectively. At March 29, 2008, there was $4.4 million of total unrecognized compensation cost related to outstanding stock options and stock appreciation rights and $9.5 million of total unrecognized compensation cost related to unvested shares of restricted stock, which will be recognized over the remaining vesting periods.
Off Balance Sheet Activities
At March 29, 2008, securitized accounts receivable under our Receivables Facility, which expires on June 23, 2008, totaled $243.0 million, including $130.0 million sold to the financial institution and derecognized from our condensed consolidated balance sheet. Total securitized accounts receivable include our residual interest in the accounts receivable, referred to as the Residual Interest, of $113.0 million. The Residual Interest represents our retained interest in the receivables held by PFG Receivables Corporation. We measure the Residual Interest using the estimated discounted cash flows of the underlying accounts receivable, based on estimated collections and a discount rate approximately equivalent to our incremental borrowing rate. The loss on sale of undivided interest in receivables of $1.4 million and $1.8 million in the 2008 and 2007 quarters, respectively, was included in other expense, net, in our condensed consolidated statements of earnings and represents our cost of securitizing those receivables with the financial institution. See Note 7 to our condensed consolidated financial statements for further discussion of our Receivables Facility. In addition, our 2007 Annual Report on Form 10-K contains a discussion of why our Receivables Facility is considered off balance sheet financing and describes other activities, which may be defined as off balance sheet financing.
Application of Critical Accounting Policies
We have prepared our condensed consolidated financial statements and the accompanying notes in accordance with generally accepted accounting principles applied on a consistent basis. In preparing our financial statements, management must often make estimates and assumptions that affect reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements and during the reporting periods. Some of those judgments can be subjective and complex; consequently, actual results could differ from those estimates. We continually evaluate the accounting policies and estimates we use to prepare our financial statements. Management’s estimates are generally based upon historical experience and various other assumptions that we determine to be reasonable in light of the relevant facts and circumstances. We believe that our critical accounting estimates include goodwill and other intangible assets, allowance for doubtful accounts, reserves for claims under self-insurance programs, reserves for inventories, vendor rebates and other promotional incentives and income taxes. Our 2007 Annual Report on Form 10-K describes these critical accounting policies.

Our financial statements contain other items that require estimation, but are not as critical as those discussed above. These include our calculations for bonus accruals, depreciation and amortization. Changes in estimates and assumptions used in these and other items could have an effect on our consolidated financial statements.
FIN 48
As of March 29, 2008 and December 29, 2007, we had unrecognized tax benefits of $5.1 million and $4.5 million, respectively ($4.2 million and $3.6 million net of federal tax benefit, respectively), of which $2.1 million ($1.4 million net of federal tax benefit), if recognized, could affect the effective tax rate for continuing operations.
Recently Issued Accounting Pronouncements
The Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and requires enhanced disclosures about fair value measurements. This pronouncement is effective for financial statements issued for fiscal years beginning after November 15, 2007; however, on February 12, 2008, the FASB issued a final staff position that delayed the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. Accordingly, we adopted this pronouncement in 2008 and utilize the market approach to measure fair value for our financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. SFAS No. 157 includes a fair value hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon their own market assumptions. The fair value hierarchy consists of the following three levels: (1) inputs are quoted prices in active markets for identical assets or liabilities, (2) inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs which are derived principally from or corroborated by observable market data and (3) inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable. At March 29, 2008, we had a residual interest in our accounts receivable securitization facility valued based on unobservable inputs (level 3) of $113.0 million as described further in Note 7 to our condensed consolidated financial statements. We do not anticipate that our adoption of the delayed portion of this pronouncement will have a material impact on our consolidated financial position and results of operations.
In December 2007, the FASB issued SFAS No. 141 (Revised) Business Combinations (SFAS No. 141R). SFAS No. 141R establishes principles and requirements for how the acquirer in a business combination recognizes, measures and reports the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. The pronouncement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. The adoption of this pronouncement will impact any acquisitions consummated subsequent to the effective date.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risks.
Our primary market risks are related to fluctuations in interest rates and changes in commodity prices. Our primary interest rate risk is from changing interest rates related to our outstanding debt. We manage this risk through a combination of fixed and floating rates on these obligations. As of March 29, 2008, our total debt of $9.0 million consisted entirely of fixed rate debt. In addition, our Receivables Facility has a floating rate based upon a 30-day commercial paper rate and our revolving credit facility, under which we currently have no outstanding borrowings, is based on LIBOR. A 100 basis-point increase in market interest rates on our Receivables Facility would result in a decrease in net earnings and cash flows of approximately $0.8 million per annum, holding other variables constant.
Significant commodity price fluctuations for certain commodities that we purchase could have a material impact on our results of operations. In an attempt to manage our commodity price risk, our Broadline segment enters into contracts to purchase pre-established quantities of products in the normal course of business. Commitments that we have entered into to purchase products in our Broadline segment as of December 29, 2007, are included in the table of contractual obligations in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financing Activities” in our 2007 Annual Report on Form 10-K.
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
There were no changes in our internal control over financial reporting during the quarter ended March 29, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
By order entered January 28, 2008, the Neel case was transferred to Chancery Court Part IV where the Crescente case is pending. An agreed order was entered by the Court on February 14, 2008, consolidating the Crescente and Neel cases and appointing counsel for those plaintiffs as co-lead counsel for the renamed consolidated matter, In re: Performance Food Group Co. Shareholders Litigation, Case No. 08-140-IV. On March 12, 2008, the Friends of Ariel Center for Policy Research case was transferred and consolidated into In re: Performance Food Group Shareholders Litigation.
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
Item 1A. Risk Factors.
There have been no material changes to our risk factors as previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 29, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased as	Value) of Shares
			Part of Publicly	That May Yet Be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the
Period	Shares Repurchased	Per Share	Programs	Plans or Programs
December 29, 2007 to January 26, 2008	—	—	—	—
January 27, 2008 to February 23, 2008	—	—	—	—
February 24, 2008 to March 29, 2008	1,419 (1)	$32.00	—	—

Total	1,419	$32.00	—	—

(1)	On March 15, 2008, 5,000 shares of restricted stock previously awarded to certain of our associates vested. We withheld and retired 1,419 of these shares to satisfy tax withholding requirements for these associates.
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

Date: May 6, 2008

Exhibit Index

15	Letter regarding unaudited information from KPMG LLP.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.